Form 10-K
period 2013-12-31
EMC INSURANCE GROUP INC
filed 2014-03-12
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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
Securities registered pursuant to Section 12 (g) of the Act: None

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was $138,344,140.
The number of shares outstanding of the registrant's common stock, $1.00 par value, on February 28, 2014, was 13,330,613.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 22, 2014, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2013, are incorporated by reference under Part III.

PART I
($ in thousands, except per share amounts)

ITEM 1.	BUSINESS
GENERAL
EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock.  EMC Insurance Group Inc. is approximately 59 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”
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
Property and casualty insurance is the most significant segment of the Company’s business, totaling 76 percent of consolidated premiums earned in 2013.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.
Reinsurance operations are conducted through EMC Reinsurance Company, and represented 24 percent of consolidated premiums earned in 2013.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  EMC Reinsurance Company also writes a relatively small amount of assumed reinsurance business on a direct basis (outside the quota share reinsurance agreement).  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.
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
All transactions occurring under the pooling agreement are based on statutory accounting principles. Certain adjustments are made to the statutory-basis amounts assumed by the Company's property and casualty insurance subsidiaries to bring the amounts into compliance with U.S. generally accepted accounting principles (GAAP).
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

•
the ability to benefit from the capacity of the entire pool (representing $1.4 billion in direct premiums written in 2013 and $1.3 billion in statutory surplus as of December 31, 2013) rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

•	the achievement of an “A” (Excellent) rating from A.M. Best Company on a “group” basis;

•	the ability to take advantage of a significant distribution network of independent agencies that the participants most likely could not access on an individual basis;

•	the ability to negotiate and purchase reinsurance from third-party reinsurers on a combined basis, thereby achieving larger retentions and better pricing; and

•	the ability to achieve and benefit from economies of scale in operations.
The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance departments.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2013	2012	2011
Employers Mutual	0.75	0.80	0.78
EMCASCO (1)	1.59	1.69	1.65
Illinois EMCASCO (1)	1.54	1.63	1.53
Dakota Fire (1)	1.62	1.71	1.61
EMC Property & Casualty Company	0.63	0.62	0.58
Union Insurance Company of Providence	0.63	0.62	0.58
Hamilton Mutual Insurance Company	0.87	0.85	0.79
(1)       The ratios for these companies reflect the issuance of an aggregate $25,000 of surplus notes to Employers Mutual.  Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under GAAP, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance
The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement for 2013 (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retained the first $4,000 of losses per event, and also retained 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000.  During 2012 and 2011, all losses associated with any one event above $4,000 and $3,000, respectively, were ceded to Employers Mutual.  The cost of the excess of loss reinsurance protection is 9.0 percent for 2013 (10.0 percent in 2012 and 2011) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
The terms of the excess of loss agreement have been further revised beginning January 1, 2014. Effective January 1, 2014, the cost of the excess of loss coverage will decrease from the current 9.0 percent of total assumed reinsurance premiums to 8.0 percent of total assumed reinsurance premiums (no change to the amount of losses retained).
All transactions occurring under the quota share agreement and the excess of loss agreement are based on statutory accounting principles. Certain adjustments are made to the statutory-basis amounts assumed by the Company's reinsurance subsidiary to bring the amounts into compliance with GAAP.

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
Operations of the quota share and excess of loss agreements give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.
Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.
Country Mutual Insurance Company terminated its participation in MRB effective January 1, 2011.  As a result, Employers Mutual was a one-fourth participant in MRB in 2011 and 2012. Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual was a one-fifth participant in 2013.

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
For information concerning the Company’s revenues, results of operations and identifiable assets attributable to each of its industry segments over the past three years, see note 7 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2013, by line of business.

	Year ended December 31,
	2013		2012		2011
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Commercial lines:
Automobile	$306,695	21.6%	$269,739	20.7%	$235,956	19.8%
Property	355,723	25.1	314,658	24.1	279,386	23.5
Workers' compensation	276,921	19.5	256,553	19.7	244,527	20.6
Liability	285,121	20.1	256,572	19.7	224,223	18.9
Other	28,067	2.0	27,929	2.1	27,972	2.4
Total commercial lines	1,252,527	88.3	1,125,451	86.3	1,012,064	85.2
Personal lines:
Automobile	88,830	6.3	95,819	7.4	96,536	8.1
Property	73,436	5.2	79,664	6.1	78,068	6.5
Liability	2,601	0.2	2,341	0.2	2,074	0.2
Total personal lines	164,867	11.7	177,824	13.7	176,678	14.8
Total	$1,417,394	100.0%	$1,303,275	100.0%	$1,188,742	100.0%

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

The following table sets forth the net premiums written of the reinsurance subsidiary for the three years ended December 31, 2013, by line of business.  The large increase in the marine/aviation line of business in 2012 is due to a new offshore energy and liability proportional account.  The large decrease in the property and casualty line of business in 2012 is due to the cancellation of a large pro rata account written by MRB.  In connection with the cancellation of this account, the reinsurance segment recorded a $3,406 portfolio adjustment decrease in premiums written that offset a corresponding decrease in unearned premiums. Premiums written in 2013 reflect a decrease in Employers Mutual’s participation in MRB upon the addition of a new member effective January 1, 2013.  This reduced Employers Mutual’s participation from a one-fourth share to a one-fifth share. Portfolio adjustments to premiums written were recorded in 2013 ($585 decrease) and 2011 ($1,023 increase) to offset corresponding changes in unearned premiums recognized in connection with the changes in participation in MRB.  Nine percent (10.0 percent in 2012 and 2011) of the reinsurance subsidiary’s assumed premiums written (including the portfolio adjustments described above) were ceded back to Employers Mutual in accordance with the terms of the excess of loss agreement.

	Year ended December 31,
	2013		2012		2011
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Pro rata reinsurance:
Property and casualty	$8,415	6.5%	$3,483	3.2%	$10,198	10.6%
Property	16,922	13.1	14,274	13.3	14,302	14.8
Crop	4,740	3.7	4,176	3.9	5,907	6.1
Casualty	8,366	6.5	1,269	1.2	1,333	1.4
Marine/Aviation	15,435	12.0	12,318	11.5	895	0.9
Total pro rata reinsurance	53,878	41.8	35,520	33.1	32,635	33.8
Excess of loss reinsurance
Property	64,011	49.6	59,933	55.9	53,379	55.3
Casualty	11,139	8.6	11,783	11.0	10,486	10.9
Surety	—	—	10	—	(7)	—
Total excess of loss reinsurance	75,150	58.2	71,726	66.9	63,858	66.2
Total	$129,028	100.0%	$107,246	100.0%	$96,493	100.0%

Marketing and Distribution
Property and Casualty Insurance
The pool participants market a wide variety of commercial and personal lines insurance products through 16 branch offices, which actively write business through independent agents in 40 states.  The pool participants’ products are marketed exclusively through a network of over 2,100 local independent agency relationships through 3,900 offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.
The pool participants wrote approximately $1.4 billion in direct premiums in 2013, with 88 percent of this business coming from commercial lines products and 12 percent coming from personal lines products.  Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with their agents and customers.

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
The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2013.

	Year ended December 31,
	2013	2012	2011
Illinois	4.2%	4.2%	4.2%
Iowa	13.9	14.4	14.9
Kansas	9.7	9.6	9.6
Michigan	4.1	3.9	3.6
Minnesota	4.5	4.3	4.1
Nebraska	5.6	5.4	5.3
Pennsylvania	3.3	3.5	3.7
Texas	3.7	3.8	3.5
Wisconsin	5.3	5.2	6.1
Other *	45.7	45.7	45.0
	100.0%	100.0%	100.0%
* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance
The reinsurance subsidiary currently obtains 96 percent of its business from Employers Mutual through the quota share agreement, and writes 4 percent directly.  The reinsurance subsidiary relies on the financial strength of Employers Mutual to write reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states and the District of Columbia.  Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.
The reinsurance business is derived from two sources.  Approximately 88 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2013 were generated through the activities of Employers Mutual’s Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is brokered through independent intermediaries.  As a result, the risks assumed by HORAD do not materially overlap with the risks assumed through MRB (discussed below).  The risks assumed through HORAD are directly underwritten by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.  Since the reinsurance subsidiary utilizes Employers Mutual’s underwriting personnel and systems to process its direct business, HORAD also includes the business written directly by the reinsurance subsidiary.

The remaining 12 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2013 were generated through Employers Mutual’s participation in MRB, an unincorporated association through which Employers Mutual and other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in MRB since 1957.  Effective January 1, 2013, Church Mutual became a member of MRB.  As a result, Employers Mutual became a one-fifth participant in MRB, down from its previous one-fourth participation.  MRB is controlled by a board of directors composed of the five member companies, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets.  Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must generally maintain a rating of “A-” (Excellent) or above from A.M. Best Company, Inc. and meet certain other standards.  During 2012, the rating of one of the members was reduced to "B++".  The other participating companies continue to monitor the financial strength of this member, and have determined that removal of this member is not warranted at this time.
The following table sets forth the geographic distribution of the premiums written of the reinsurance subsidiary (gross of the amount ceded to Employers Mutual in connection with the excess of loss agreement) for the three years ended December 31, 2013.

	Year ended December 31,
	2013		2012		2011
Domiciliary jurisdiction	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Germany	$7,000	4.9%	$5,726	4.8%	$4,923	4.6%
Other foreign jurisdictions*	18,589	13.1	19,040	16.0	15,560	14.5
Domestic	116,200	82.0	94,396	79.2	86,732	80.9
Total commercial lines	$141,789	100.0%	$119,162	100.0%	$107,215	100.0%
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
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $26,114 in 2013.  During 2013, the reinsurance subsidiary ceded to Employers Mutual 9.0 percent of its total assumed reinsurance premiums written from all sources as premium for the excess of loss protection, which amounted to $12,761.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The net foreign currency exchange gain assumed by the reinsurance subsidiary in 2013 was $8.

Competition
Property and Casualty Insurance
The property and casualty insurance marketplace is very competitive.  The pool participants compete in the United States insurance market with numerous insurers, many of which have substantially greater financial resources.  Competition in the types of insurance in which the pool participants are engaged is based on many factors, including the perceived overall financial strength of the insurer, industry ratings, premiums charged, contract terms and conditions, services offered, speed of claim payments, reputation and experience.  Because the pool participants’ insurance products are marketed exclusively through independent agencies, they face competition to retain qualified agencies, as well as competition within the agencies. The pool participants also compete with direct writers, who utilize salaried employees and generally offer their products at a lower cost; exclusive agencies, who write insurance business for only one company; and to a lesser extent, internet-based enterprises.  Employers Mutual’s decentralized network of 16 branch offices allows the pool participants to enhance business relationships with agents and customers and develop products, marketing strategies and pricing parameters targeted to individual territories.  The pool participants also utilize a company-paid trip for qualified agents and a profit-sharing plan as incentives for the independent agencies to place high-quality insurance business with them.

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

A.M. Best Company, Inc. Ratings
Property and Casualty Insurance
A.M. Best Company, Inc. (A.M. Best) rates insurance companies based on their relative financial strength and ability to meet their contractual obligations.  During 2013, the Company’s property and casualty insurance subsidiaries' financial strength rating was raised from "A-" to “A” (Excellent) in their capacity as participants in the pooling agreement.  A.M. Best re-evaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company’s property and casualty insurance subsidiaries and the other pool participants will maintain their current rating in the future.  Management believes that an A.M. Best rating of “A-” (Excellent) or better is important to the Company’s business since many insureds require that companies with which they insure be so rated.  A.M. Best’s publications indicate that the “A“ (Excellent)  rating is assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time.  A downgrade of the Company’s property and casualty insurance subsidiaries’ rating (particularly below "A-") would adversely affect the Company’s competitive position and make it more difficult for it to market its products, and retain its existing agents and policyholders.  A.M. Best’s ratings are based upon factors of concern to policyholders and insurance agents, and are not directed toward the protection of investors.
Reinsurance
The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s reinsurance subsidiary a financial strength rating of “A” (Excellent).  However, because the majority of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company’s reinsurance operations.  The rating of Employers Mutual is, however, critical to the Company’s reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual view the rating as an indication of Employers Mutual’s ability to meet its obligations to those insurance companies.  Employers Mutual’s rating was increased from "A-" to "A" (Excellent) during 2013. This rating increase aids in marketing efforts because some insurance companies require a rating of “A” (Excellent) or higher.  A downgrade of Employers Mutual’s rating (particularly below "A-") would have a material adverse impact on the Company’s reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual’s ability to write reinsurance business and, consequently, to cede that business to the Company’s reinsurance subsidiary.

Statutory Combined Trade Ratios
The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries, and the property and casualty insurance industry averages, for the five years ended December 31, 2013.  The combined trade ratios below are the sum of the following:  the loss ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year ended December 31,
	2013	2012	2011	2010	2009
Property and casualty insurance
Loss ratio	67.2%	66.2%	78.7%	68.9%	65.6%
Expense ratio	35.0%	35.3%	36.1%	37.0%	37.8%
Combined trade ratio	102.2%	101.5%	114.8%	105.9%	103.4%

Reinsurance (1)
Loss ratio	59.0%	68.4%	96.6%	55.8%	65.4%
Expense ratio	23.7%	21.8%	21.5%	32.3%	22.0%
Combined trade ratio	82.7%	90.2%	118.1%	88.1%	87.4%

Total insurance operations (1)
Loss ratio	65.2%	66.7%	82.8%	66.1%	65.6%
Expense ratio	32.3%	32.3%	32.8%	36.0%	34.7%
Combined trade ratio	97.5%	99.0%	115.6%	102.1%	100.3%

Property and casualty insurance industry averages (2)
Loss ratio	69.4%	73.4%	77.9%	72.0%	72.7%
Expense ratio	28.2%	28.8%	28.6%	29.0%	28.5%
Combined trade ratio	97.6%	102.2%	106.5%	101.0%	101.2%
(1)       The 2013 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $532 of negative premiums written (net of $53 reduction in the amount ceded to Employers Mutual under the excess of loss agreement) and $223 of negative commission expense that were recorded in connection with the change in Employers Mutual’s participation in MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 23.8 percent and 82.8 percent, respectively, and for “total insurance operations” would have been unchanged at 32.3 percent and 97.5 percent, respectively. The 2012 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $3,065 of negative premiums written (net of $341 reduction in the amount ceded to Employers Mutual under the excess of loss agreement) and $1,362 of negative commission expense that were recorded in connection with the cancellation of a large pro rata account written by MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 22.4 percent and 90.8 percent, respectively, and for “total insurance operations” would have been 32.4 percent and 99.1 percent, respectively.  The 2011 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $921 of additional premiums written (net of $102 ceded to Employers Mutual under the excess of loss agreement) and $399 of commission expense that were recorded in connection with the change in Employers Mutual’s participation in MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 21.3 percent and 117.9 percent, respectively, and for “total insurance operations” would have been 32.7 percent and 115.5 percent, respectively.
(2)       As reported by A.M. Best.  The ratio for 2013 is an estimate; the actual combined trade ratio is not currently available.

Claims Management
The pool participants believe that effective claims management is critical to their success.  To this end, the pool participants have adopted a customer-focused claims management process that is cost efficient, and delivers a high level of claims service that produces superior results.  The claims management process is focused on handling claims from their inception, accelerating communication to insureds and claimants, and compressing the cycle time of claims to control both loss costs and claims-handling costs.  The pool participants believe their process provides quality service and results in the appropriate handling of claims, allowing them to cost-effectively pay valid claims and contest fraudulent claims.
The claims management operation includes adjusters, appraisers, special investigators, attorneys and claims administrative personnel.  The pool participants conduct their claims management operations out of 16 branch offices and five service offices located throughout the United States.  The home office claims group provides advice and counsel for branch claims staff in investigating, reserving and settling claims.  The home office claims staff also evaluates branch claims operations and makes recommendations for improvements in performance.  Additional home office services provided include: complex claim handling, physical damage and property review, medical case management, medical bill review, legal coverage analysis, litigation management and subrogation.  Management believes these home office services assist the branch claims personnel in producing greater efficiencies than can be achieved at the local level.
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

Loss and Settlement Expense Reserves
Liabilities for losses and settlement expenses are best current estimates at a given point in time of what an insurer expects to pay to claimants and the cost of claims settlement, based on facts and circumstances known.  It can be expected that as the claims settlement process progresses the insurer’s ultimate liability for losses and settlement expenses may either exceed or be less than such estimates.  The Company’s estimates of the liabilities for losses and settlement expenses are based on estimates of future trends and claims severity, judicial theories of liability, historic loss emergence and other factors.  Because of the inherent uncertainties involved in the establishment of reserves for less mature accident years, management’s reserving methodology for the current and more recent accident years utilizes prudently conservative assumptions.  During the loss settlement period, which may cover many years in some cases, the inherent uncertainty associated with these accident years declines as the Company learns additional facts regarding individual claims and potential future claims, and consequently it often becomes necessary to refine and adjust its estimates of liability.  The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.
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

The Company does not discount reserves.  Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions.  Estimates of individual case loss reserves are monitored and reviewed on a regular basis by claim staff members.  Special attention is given to claims of $100 or greater, and long-term and lifetime medical claims.  Based on currently available information, individual case loss reserves are revised to reflect changes in estimated ultimate settlement values.
Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2013 represents management’s best estimate of the Company’s overall liability.
Reserving Methodology
Property and Casualty Insurance
Management does not use accident year loss picks to establish the property and casualty insurance segment's carried reserves.  Case loss and IBNR loss reserves, as well as settlement expense reserves, are established independently of each other and added together to get the total loss and settlement expense reserve.  The property and casualty insurance segment's reserving methodology also includes bulk case loss reserves, which supplement the aggregate case loss reserves and are used by management to establish its best estimate of the liability for reported claims.  By establishing bulk (i.e. IBNR loss, bulk case loss, and settlement expense) reserves independently of the case loss reserves, management believes that it is able to appropriately estimate the property and casualty insurance segment's total loss and settlement expense exposures.
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
IBNR loss reserves are established by applying actuarially derived “IBNR factors” to the previous twelve months earned premiums.  The IBNR factors are determined for each line of business on an annual basis through an actuarial study of historic IBNR emergence relative to "on-level" premium.  The IBNR factors are adjusted on a quarterly basis for rate level changes, and may be further adjusted if the actuarial department recommends that a change in the overall reserve level is warranted.  The formula IBNR loss reserve established through this process is for all accident years combined, and the total is allocated to the various accident years by applying an allocation factor to the total formula IBNR amount.  The accident year allocation factors are determined by line-of-business, and are based on an annual study of indicated reserve adequacy by accident year maturity, as well as historic IBNR loss emergence.
Other categories of the IBNR loss reserve, which are used to cover exposures associated with asbestos and environmental claims, storms, and catastrophic events, are established independently.  IBNR loss reserves associated with storms and catastrophic events are event-specific.  When a storm or catastrophic event occurs, the location of the event is overlaid over a map of the Company’s exposures.  Using this information and other factors (such as wind speed and the size of any hail), the affected branch office(s) are contacted and requested to develop a loss estimate based on projections of loss frequency and severity in their location.  To develop this loss estimate, large accounts located in the affected areas are contacted.  Based on this information and discussions with local agents, both the number and severity of estimated losses are projected by location.  Management then compiles and analyzes this information and calculates a total loss estimate.  The total loss estimate is generally established within two weeks of an event and is adjusted, if necessary, as the actual claims are inspected.  At each reporting date, the total amount of reported losses associated with each storm/catastrophic event is compared to the most recent total loss estimate for that event, and the difference is recorded as the storm/catastrophe IBNR loss reserve.
Settlement expense reserves (other than for asbestos and environmental claims) are established by applying actuarially derived “settlement expense factors” to the loss reserves.  The settlement expense factors are determined for each line of business on a quarterly basis through an actuarial study of historical ratios of paid expenses to paid losses.  The settlement expense reserve established through this process is for all accident years combined, and the total is allocated to the various accident years proportional to the loss reserves.  Asbestos and environmental settlement expense reserves are established by management to achieve indicated survival ratios (i.e., number of years until reserve exhaustion based on the most recent three-year average of annual loss and settlement expense payments) believed to provide multiple years of claims and/or settlement expense payments before reserve exhaustion.  These reserves are monitored quarterly, with action taken when the indicated survival ratio falls outside a prudent range approved by management, or quantifiable new information indicates a change in reserve level is needed.

Reinsurance
Reserves for the HORAD book of business are reviewed quarterly. The latest five contract years are typically reviewed during each of the first three quarters of any given year; while all contract years 1988 and subsequent are reviewed during the fourth quarter (detailed contract year information is not available prior to 1988). Accident years 1981-1987 are reviewed separately during the fourth quarter.
Premium, loss and settlement expense data is generally reported by ceding companies on a contract year basis; however, some loss and settlement expense data is reported on an accident year basis. Some ceding companies also report IBNR loss reserves. The reinsurance segment books these IBNR loss reserve amounts, and then deducts them from the indicated IBNR loss reserves calculated by Employers Mutual’s actuaries. The reinsurance segment may also book “additional case reserves” for ceding companies whose reported case reserves related to certain claims are believed to be less than adequate.
Using the reported data, excluding the reported IBNR loss reserves, Employers Mutual's actuaries develop an indicated ultimate loss, and corresponding IBNR loss reserve, by type of contract (property/casualty/excess/pro rata/multi-line) and by contract year. The actuaries employ the standard paid and incurred chain ladder (triangle) development methods and the Bornheutter-Furgeson "expected loss ratio" method to produce the indicated ultimate loss, and corresponding IBNR loss reserves. In addition, a loss ratio approach and judgment are applied to a few minor contract types which represent an insignificant portion of the total book of business.
For the major contract types, the reinsurance segment uses its own paid and incurred development data aggregated on a contract year basis. The reason for aggregating by contract year, rather than accident year, is to ensure an accurate aggregation, as ceding companies have not always provided sufficient detail to determine the proper accident year assignment. In addition, the reinsurance segment uses data from the Reinsurance Association of America (RAA) to assist in estimating reserve development for casualty excess contracts.
The "expected loss ratios" used in the Bornheutter-Ferguson method for the current contract year are calculated by contract type during the first quarter. Once established, the "expected loss ratios" for the various contract years are generally not revised. The "expected loss ratios" are calculated by dividing the "projected ultimate losses" for contract years having at least five years of maturity by the contract-year earned premium brought to the current rate-level. The current rate-level loss ratios are then trended to the current contract period. In addition, when large accounts are first written, there is generally some underwriting or reserving data available from which an "expected loss ratio" may be determined.
After establishing the ultimate loss, and corresponding IBNR loss reserve, by treaty type and contract year, an allocation must be made in order to book the IBNR loss reserve by accident year and line-of-business. This is accomplished by a historical study of the ultimate accident year distribution of reported losses and reported loss types (for those treaty types which may cover multiple lines of business). For the latest contract years, consideration is also given to the distribution of the contract effective dates and the expected earnings pattern of the contract types (occurrence vs. risks attaching contracts).
The reinsurance segment also books earned but not reported (EBNR) premiums on pro rata contracts, and accrued reinstatement premiums on catastrophe excess contracts. EBNR premium is estimated by applying an earnings pattern to the expected ultimate contract year premium associated with the various pro rata contract types, and netting the reported-to-date from the estimated earned-to-date. It is important to note that whenever EBNR premium is booked, there is an associated IBNR loss reserve established as well. Accrued reinstatement premiums are estimated by applying a historically selected ratio of "ultimate reinstatement premium to incurred losses" to the "expected ultimate" incurred catastrophe loss by contract year. Netting the reported reinstatement premiums-to-date from this ultimate produces the booked accrual.
Reported loss and IBNR loss reserves associated with the Mutual Reinsurance Bureau (MRB) book of business are established by that entity’s management, and booked by the reinsurance segment on a monthly basis. MRB claims files are audited annually by the member companies’ reinsurance claim departments, and the member company actuarial departments perform an annual reserve adequacy review. The reinsurance segment books a relatively small IBNR loss reserve and EBNR premium amount to account for a one quarter lag in reporting.

Reserve Evaluation and Determination of Management’s Best Estimate of Overall Liability
Property and casualty insurance
Prior to the end of each quarter, Employers Mutual's actuaries utilize standard loss development methodologies to evaluate the adequacy of the previous quarter’s carried reserves.   The actuaries employ the use of the standard paid and incurred chain ladder (triangle) development methods to perform this evaluation.  The actuaries organize the paid and incurred losses on a “rolling” accident year basis, meaning that at any particular quarter-end, an accident year is defined by the most recent four quarters and will, therefore, cross calendar years except at year-end.  Using five different averaging periods to compute loss development factors, five separate point estimates of indicated reserves are developed for each paid and incurred triangle.  The high and low point estimates derived from this process establish the actuarial range of reasonable reserves.  An additional benchmark, referred to as the actuarial central estimate, is determined by calculating a separate point estimate using “selected paid” and “selected incurred” estimates.  This actuarial central estimate is deemed to be an action point in the evaluation of the property and casualty insurance segment's carried reserves.  If the prior quarter’s total carried reserves fall below this threshold, the actuarial department will recommend that an adjustment be made to the current quarter’s carried reserves.
A separate evaluation of the prior quarter’s case and bulk case loss reserves is also performed each quarter. The evaluation methodology utilized is similar to the review performed on total carried reserves, except that the accident year triangles include development on reported claims only.
The determination of management’s best estimate of the property and casualty insurance segment's overall liability at each quarterly reporting date begins with the actuarial department performing a comparison of the prior quarter’s total carried reserves to the actuarial range of reasonable reserves and actuarial central estimate (as described in the preceding paragraph) for such prior quarter.  Generally, if the prior quarter’s carried reserves are within a few percentage points of, but not below, the actuarial central estimate, and if the separate review of the case and bulk case loss reserves indicates that those reserves are within a few percentage points of the actuarial central estimate for the case reserves, the actuarial department will report that it is comfortable with the current quarter’s carried reserves, and the current quarter’s total carried reserves are deemed to be management’s best estimate of the property and casualty insurance segment's overall liability.  If the prior quarter’s total carried reserves fall outside of that quarter’s actuarial range of reasonable reserves, or if the review of the previous quarter’s total carried reserve and/or case and bulk case loss reserves indicates that those reserves are not within a few percentage points of their respective actuarial central estimate, the actuarial department will recommend that an adjustment be made to the current quarter’s total carried reserves.  Management reviews all recommendations submitted by the actuarial department and considers such recommendations in the determination of its best estimate of overall liability.

Reinsurance
The IBNR loss reserves for the HORAD book of business are determined and booked each quarter along with the ceding companies’ reported losses/reserves. The methodologies used to establish the IBNR loss reserves produce a range of indicated reserves for each contract type and contract year. Employers Mutual’s actuaries examine the reasonableness of each range, and then select a point estimate within those ranges. For the more recent contract years, the selected IBNR loss reserve estimate tends to be higher in the range, typically in the fourth quartile, due to the considerable uncertainty associated with these immature contract years. The IBNR loss reserve selected for the more mature contract years tends to be at, or slightly above, the midpoint of the range of reasonable reserves. In addition to the actuarially determined reserves, an additional IBNR loss reserve is established when large catastrophic events occur, based on an examination of impacted contracts/exposures and reported industry-wide loss estimates. In aggregate, the IBNR loss reserve selected using these methods and procedures, combined with reserves reported by the ceding companies, becomes management’s best estimate of the reinsurance segment’s overall liability.
The reported loss and IBNR loss reserves associated with the MRB book of business are established by that entity’s management, and the reinsurance segment books its share of those amounts on a quarterly basis. The Company also books a relatively small IBNR loss reserve and EBNR premium accrual to the current accident year, to account for a one quarter lag in reporting.

Reserve Development
Property and casualty insurance
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
As previously noted, the property and casualty insurance segment's bulk reserves (formula IBNR loss reserve, bulk case loss reserve and settlement expense reserve) are initially established for all accident years combined, and the total is then allocated to the various accident years. During this allocation process, a portion of the total bulk reserves may be reallocated from the current accident year to prior accident years, or from prior accident years to the current accident year, to achieve the actuarial department's desired reserve level by accident year. When reserves are moved to, or from, prior accident years, the change is reported as development on prior years' reserves. However, this type of development is "mechanical" in nature, and does not have an impact on earnings. This is due to the fact that such development is simply a mathematical by-product of the mechanical process used to reallocate bulk reserves to the various accident years.  Earnings are only impacted by changes in the total amount of carried reserves.

Reinsurance
There are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding companies about the underlying book of business and the ceding companies' reserving practices. For this reason, the carried reserves for the reinsurance segment are generally in the upper quartile of the range of actuarial reserve indications. As the carried reserves run off, the overall expectation is that, more often than not, favorable development will occur.  However, there is also the possibility that the ultimate settlement of liabilities will show adverse development, and such adverse development could be substantial.

The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the property and casualty insurance subsidiaries and the reinsurance subsidiary.  Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
	2013	2012	2011
Gross reserves at beginning of year	$583,097	$593,300	$556,141
Less re-valuation due to foreign currency exchange rates	(2)	—	(392)
Less ceded reserves at beginning of year	31,390	36,842	29,062
Net reserves at beginning of year	551,709	556,458	527,471

Incurred losses and settlement expenses related to:
Current year	346,072	329,121	376,073
Prior years	(12,785)	(25,733)	(33,099)
Total incurred losses and settlement expenses	333,287	303,388	342,974

Paid losses and settlement expenses related to:
Current year	137,998	145,103	167,794
Prior years	167,268	163,034	146,193
Total paid losses and settlement expenses	305,266	308,137	313,987

Net reserves at end of year	579,730	551,709	556,458
Plus ceded reserves at end of year	30,118	31,390	36,842
Plus re-valuation due to foreign currency exchange rates	333	(2)	—
Gross reserves at end of year	$610,181	$583,097	$593,300

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years in the property and casualty insurance segment (no impact on earnings).  The result is an approximation of the implied amount of favorable development that had an impact on earnings.

	Year ended December 31,
	2013	2012	2011
Reported amount of favorable development experienced on prior years' reserves	$(12,785)	$(25,733)	$(33,099)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	6,526	(4,551)	1,396
Approximation of the implied amount of favorable development that had an impact on earnings	$(6,259)	$(30,284)	$(31,703)

Following is a detailed analysis of the development the Company has experienced on its prior accident years’ reserves during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as previously noted, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off and, development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years in the property and casualty insurance segment does not have an impact on earnings.

Year ended December 31, 2013
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $7,281 from the estimate at December 31, 2012.  This decrease represented 1.8 percent of the December 31, 2012 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2013; however, the accident year allocation factors applied to IBNR loss, bulk case loss, and a portion of settlement expense reserves were revised at December 31, 2013 as part of the annual review.  This change resulted in the movement of $6,526 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.
Reserves on previously reported claims developed favorably in 2013 by approximately $106.  This includes $2,699 of favorable development attributable to revised accident year allocation factors for bulk case loss reserves, which offset $1,006 of adverse development experienced on prior years’ reported claims (exclusive of the bulk case loss reserve) and $1,587 of adverse development from increases in the bulk case loss reserve.  Of the $106 of favorable development, accident years 2009, 2010 and 2012 experienced adverse development of $3,510, while all remaining accident years experienced aggregate favorable development of $3,616.  While all lines of business continued to experience very favorable development on claims which “closed” during 2013, adverse development (exclusive of bulk case loss reserve changes or accident year reallocation impacts) on claims remaining “open” outpaced the favorable development experienced on "closed" claims in four lines of business: personal auto liability ($56), commercial auto liability ($6,151), workers compensation ($931) and other liability ($1,470). Favorable development on the combined "case plus bulk case loss reserves" occurred in five of the eight major lines of business.  The lines experiencing adverse development include Personal Auto Liability ($114), Commercial Auto Liability ($4,564), and Other Liability ($2,467). The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

Line of business	Development experienced on previously reported claims which closed during the year	Development experienced on previously reported claims remaining open at year end	Development associated with changes in bulk case loss reserve amounts	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(1,655)	$1,711	$58	$—	$114
Commercial auto liability	(604)	6,755	(2,290)	703	4,564
Auto physical damage	(873)	(186)	4	—	(1,055)
Workers' compensation	(15,902)	16,833	(1,174)	—	(243)
Other liability	(6,739)	8,209	820	177	2,467
Commercial property	(4,650)	1,123	3,313	(2,935)	(3,149)
Homeowners	(1,388)	145	855	(644)	(1,032)
Bonds	(232)	(1,541)	1	—	(1,772)

Total	$(32,043)	$33,049	$1,587	$(2,699)	$(106)

Personal auto liability experienced adverse development stemming solely from a reserve increase on one 2003 Michigan Catastrophic Claims Association unlimited personal injury protection claim. If not for this increase, personal auto liability would have experienced favorable development similar to prior reporting periods. Commercial auto liability experienced adverse development on reported claims stemming from an approximately 50 percent increase in the number and dollar amount of claims having development in excess of $100. Although the number of claims involved represents slightly over one percent of the commercial auto liability claims having development of any amount, the dollar impact was significant. Other liability also experienced adverse development on reported claims, however, approximately 90 percent of that development can be attributed to an unexpected judgment on a single liability claim. Compared to prior reporting periods, the decline in favorable development on the commercial property and homeowners lines of business can be attributed to the property and casualty insurance segment experiencing far fewer storm related claims during 2012, as opposed to the record numbers incurred during 2011. Approximately 35 percent fewer prior year storm-related property claims remained open during 2013 versus 2012, and the decrease in associated commercial property and homeowners' favorable development between the two calendar years totaled $2,654.
Overall, IBNR loss reserves developed adversely by $5,916.  This adverse development was primarily attributed to higher than expected emergence ($6,751), increased exposures ($1,778), and the impact of changes in line-of-business distribution ($996). The adverse development was partially offset by favorable development stemming from changes in the IBNR accident year allocation factors ($2,729), and from IBNR loss reserve decreases taken as a result of scheduled reserve reviews ($880).  The commercial property line of business was responsible for approximately 85 percent ($4,998) of the adverse development, the vast majority of which is attributable to higher than expected IBNR emergence. Homeowners and auto physical damage also experienced adverse IBNR development ($1,148 and $871, respectively) attributable to higher than expected IBNR emergence. Adverse IBNR emergence on these lines was not totally unexpected as the property and casualty insurance segment carries slightly lower levels of IBNR loss reserves on the property lines of business due to the consistent strength of reserves carried on reported claims.  Other Liability experienced a small amount of adverse IBNR development ($299). The remaining casualty lines developed favorably. Surety bonds experienced adverse IBNR development of $1,887 due mainly to an increase in carried formula IBNR reserves. The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposures	Change in accident year allocation factors	Change in line-of-business distribution	Total
Personal auto liability	$(269)	$(18)	$(66)	$—	$10	$(343)
Commercial auto liability	(1,474)	(173)	246	(442)	11	(1,832)
Auto physical damage	879	—	2	(2)	(8)	871
Workers' compensation	(123)	(1,043)	155	—	(101)	(1,112)
Other liability	1,593	(915)	1,434	(2,046)	233	299
Commercial property	4,942	(39)	25	—	70	4,998
Homeowners	1,079	(10)	(26)	(8)	113	1,148
Bonds	124	1,318	8	(231)	668	1,887

Total	$6,751	$(880)	$1,778	$(2,729)	$996	$5,916

The commercial property line of business includes liability claims from business owners policies. Part of the adverse IBNR development can be attributed to four large business owners liability claims ($1,000 policy limit for the pool) which emerged during 2013. For comparison, IBNR emergence for calendar year 2012 consisted mostly of property claims, of which the largest was significantly below $1,000. As noted above, since the property and casualty insurance segment normally experiences significant favorable development on reported claims, a lower level of IBNR loss reserves is carried for the property lines (commercial property, homeowners and auto physical damage). The adverse IBNR emergence observed on the other liability line of business can be attributed to a single 2010 construction defect claim which generated $2,700 of adverse development.
Total settlement expense reserves developed favorably in 2013 by $7,108.  Approximately 65 percent of the favorable development is attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk, and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2013, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $1,080 due to strengthening required to bolster the indicated survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which had declined due to increased litigation costs.  Changes in the IBNR loss reserve and bulk case loss reserve accident year allocation factors accounted for $1,100 of the favorable development in the defense and cost containment expense reserves.  The remaining 35 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2013 compared to year-end 2012 generated $781 of adverse development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2012 accident year allocations.
Prior accident years’ reserves for non-voluntary assumed business developed favorably by $152, attributed primarily to assigned risk pools.
The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2013, ceded losses and settlement expenses for prior accident years increased $5,291.  This increase in reinsurance recoveries is reported as favorable development.

Reinsurance segment
For the reinsurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $5,504 from the estimate at December 31, 2012.  This decrease represented 3.2 percent of the December 31, 2012 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $5,578, while MRB experienced adverse development of approximately $74.  MRB accident years 2012 and 2010 experienced adverse development of $997 and $110, respectively.  The adverse development was mostly offset by favorable development on accident years 2006 ($431) and 2008 ($259), plus favorable development on most of the remaining prior accident years.  For the HORAD book of business, accident years 2009-2012 accounted for approximately 85 percent of the favorable development, with less significant amounts of favorable development occurring in most of the remaining prior accident years.  The decline in favorable development in the HORAD book of business in 2013 compared to 2012 was generally expected by management as the expected loss ratios used in the development methodologies applied to 2012 contract year were somewhat lower than previous contact years due to an extensive actuarial study performed during 2012. Much of the favorable development experienced in 2013 is attributed to reported losses that were below December 2012 implicit projections for policy year 2012 in the property per risk, catastrophe excess, multi-line excess and property pro rata treaty types.
No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2013, including the "expected loss ratios" utilized for prior contract years. The "expected loss ratios" utilized for the 2013 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the selection process. Compared to the 2012 contract year selections, the property excess "expected loss ratios" increased slightly, as did the ocean marine pro rata "expected loss ratios". The casualty excess "expected loss ratio" decreased very slightly. The addition of a large account with favorable loss history to the small casualty pro rata portfolio that previously existed significantly lowered the "expected loss ratio" applied to that contract type.

Year ended December 31, 2012
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $13,057 from the estimate at December 31, 2011.  This decrease represented 3.1 percent of the December 31, 2011 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2012; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2012 as part of the annual review.  This change resulted in the movement of $4,551 of reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years' reserves.
Reserves on previously reported claims developed favorably in 2012 by approximately $17,633.  This included $942 of adverse development attributable to revised accident year allocation factors for bulk case loss reserves.  Favorable development on case and bulk case loss reserves occurred in all major lines of business except bonds.  For all lines combined, the latest five prior accident years were responsible for over 88 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2012.  The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

Line of business	Development experienced on previously reported claims	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(24)	$—	$(24)
Commercial auto liability	(2,722)	(1,207)	(3,929)
Auto physical damage	(1,131)	—	(1,131)
Workers' compensation	(3,965)	—	(3,965)
Other liability	(2,528)	721	(1,807)
Commercial property	(6,282)	1,132	(5,150)
Homeowners	(2,170)	296	(1,874)
Bonds	247	—	247

Total	$(18,575)	$942	$(17,633)

Overall, IBNR loss reserves developed adversely by $8,535.  This adverse development was primarily attributed to increased exposures ($3,632), changes in the IBNR accident year allocation factors ($2,599), higher than expected emergence ($2,534) and a minor amount from actions taken as a result of scheduled reserve reviews ($193). A minimal offset to the adverse development was favorable development stemming from the impact of changes in the line of business distribution ($423). The other liability line of business was responsible for approximately half of the adverse development and stemmed fairly equally from two sources: (1) an increase in IBNR generated from an increase in overall exposures, and (2) an increase in IBNR loss reserves allocated to prior accident years. Actual IBNR emergence for the other liability line of business was better than expected. Emergence for several lines of business was adverse; however, this was not totally unexpected as the Company was carrying a slightly lower level of IBNR, especially on property lines, due to the consistent strength of reserves carried on reported claims. The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposures	Change in accident year allocation factors	Change in line-of-business distribution	Total
Personal auto liability	$(471)	$(95)	$(18)	$—	$143	$(441)
Commercial auto liability	(2,932)	(916)	415	581	1,025	(1,827)
Auto physical damage	31	(18)	5	18	(90)	(54)
Workers' compensation	1,808	1,540	298	—	(1,470)	2,176
Other liability	(1,003)	52	2,884	2,006	264	4,203
Commercial property	2,351	(204)	50	(28)	61	2,230
Homeowners	281	(166)	(9)	(6)	152	252
Bonds	2,469	—	7	28	(508)	1,996

Total	$2,534	$193	$3,632	$2,599	$(423)	$8,535

Total settlement expense reserves developed favorably in 2012 by $3,599.  Approximately 20 percent of the favorable development was attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2012, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $1,200 due to strengthening required to increase the indicated survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which had declined in recent years due to increased litigation costs, to a more prudent level.  The changes in the IBNR and bulk case loss reserve accident year allocation factors generated $1,010 of adverse development in the defense and cost containment expense reserves, offsetting a portion of the favorable development.  The remaining 80 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses).  Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2012 compared to year-end 2011 generated $194 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2011 accident year allocations.
Prior accident years’ reserves for non-voluntary assumed business developed adversely by $10, attributed primarily to assigned risk pools.
The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2012, ceded losses and settlement expenses for prior accident years increased $51.  This increase in reinsurance recoveries was reported as favorable development.

Reinsurance segment
For the reinsurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $12,676 from the estimate at December 31, 2011.  This decrease represented 7.3 percent of the December 31, 2011 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $12,653 while MRB had favorable development of approximately $23.  MRB accident years 2011 and 2004 experienced significant adverse development of $688 and $114, respectively. Offsetting favorable development occurred for accident years 2010 ($573) and 2008 ($139). The development on other MRB accident years was mostly favorable. For the HORAD segment, accident year 2011 accounted for the vast majority of the favorable development ($11,877). Much of the development was attributed to reported losses that were below December 2011 implicit projections for policy year 2011 in the property per risk, multi-line excess, catastrophe excess, property pro rata and multi-line pro rata treaty types.
No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2012. However, the "expected loss ratios" used in the loss development methodologies applied to the HORAD book of business for the 2012 contract year were based on an extensive actuarial study completed during 2012. This study resulted in the selection of lower "expected loss ratios" for the 2012 contract year for a few contract types where historical selections for prior contact years appeared out of line compared to emerged experience. Prior contract years' "expected loss ratios" were not adjusted.

Year ended December 31, 2011
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $20,163 from the estimate at December 31, 2010.  This decrease represented 5.0 percent of the December 31, 2010 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2011; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2011 as part of the annual review. This change resulted in the movement of $1,396 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years’ reserves.
Reserves on previously reported claims developed favorably in 2011 by approximately $15,478.  Of that amount, $154 was attributable to the revised accident year allocation factors for bulk case loss reserves.  Favorable development on case and bulk case loss reserves occurred in all major lines of business.  For all lines combined, the latest five prior accident years were responsible for over 83 percent of the total favorable development.  In aggregate, the favorable development on previously reported claims was attributable to decreased severity on claims that closed during 2011.  The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

Line of business	Development experienced on previously reported claims	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(668)	$—	$(668)
Commercial auto liability	(3,879)	(142)	(4,021)
Auto physical damage	(1,046)	—	(1,046)
Workers' compensation	(1,851)	—	(1,851)
Other liability	(878)	—	(878)
Commercial property	(4,542)	(12)	(4,554)
Homeowners	(1,173)	—	(1,173)
Bonds	(1,287)	—	(1,287)

Total	$(15,324)	$(154)	$(15,478)

Overall, IBNR loss reserves developed adversely by $376.  This adverse development was primarily attributed to increased exposures ($1,257), higher than expected emergence ($610) and a minor amount from the change in IBNR distribution by line of business ($121). Partially offsetting the adverse development was favorable development stemming from reductions in the carried formula IBNR loss reserves based on actions taken as a result of scheduled reserve reviews ($608) and changes in IBNR accident year allocation factors described above ($1,004).  For all lines combined, the majority of adverse development was attributable to accident year 2010 workers' compensation losses.  The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposures	Change in accident year allocation factors	Change in line-of-business distribution	Total
Personal auto liability	$277	$180	$24	$53	$(42)	$492
Commercial auto liability	(2,419)	(413)	113	—	32	(2,687)
Auto physical damage	424	35	4	(12)	(9)	442
Workers' compensation	2,474	683	420	(813)	(31)	2,733
Other liability	(4,572)	(1,544)	662	—	176	(5,278)
Commercial property	2,023	326	35	(84)	(59)	2,241
Homeowners	799	108	9	(29)	33	920
Bonds	1,604	17	(10)	(119)	21	1,513

Total	$610	$(608)	$1,257	$(1,004)	$121	$376

Total settlement expense reserves developed favorably in 2011 by $7,842.  Approximately 60 percent of the favorable development was attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2011, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $471 due to strengthening required to increase the indicated survival ratio, which had declined in recent years due to increased litigation costs, to a more prudent level.  Also, the changes in the IBNR and bulk case loss reserve accident year allocation factors generated $238 of favorable development in the defense and cost containment expense reserves.  The remaining 40 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses).  Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2011 compared to year-end 2010 generated $498 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2010 accident year allocations.  This favorable development occurred primarily in the other liability line of business.
Prior accident years’ reserves for non-voluntary assumed business developed adversely by $244, attributed primarily to assigned risk pools.
The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2011, ceded losses and settlement expenses for prior accident years decreased $1,769.  This decrease in reinsurance recoveries was reported as adverse development.

Reinsurance segment
For the reinsurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $12,936 from the estimate at December 31, 2010.  This decrease represented 8.4 percent of the December 31, 2010 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $13,063 while MRB had adverse development of approximately $127.  For MRB, accident years prior to 2003 developed favorably; however, the IBNR reserves for accident years 2003-2009 were strengthened, resulting in adverse development for each accident year (except 2006) ranging from $131 (2003) to $466 (2009).  Accident year 2010 had minor adverse development of $91.   For HORAD, much of the development was attributed to reported losses that were below December 2010 implicit projections for policy year 2010 in the property pro rata, multiline excess, casualty excess and property per risk classes.
No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2011.

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
The table has been restated to reflect the increase in the property and casualty insurance subsidiaries’ aggregate participation in the pooling agreement to 30.0 percent effective January 1, 2005.  The differences between the loss and settlement expense reserves reported on a GAAP basis compared to the statutory basis are primarily from a reclassification of certain pension and postretirement benefit reserves.  For statutory reporting, a portion of the liability for pension and postretirement benefit obligations is included in the loss and settlement expense reserves.  For GAAP reporting, this classification is reversed and the entire liability for pension and postretirement benefit obligations is reported on a separate line in the balance sheet.  These differences, along with other smaller adjustments, are referred to in the following table as “GAAP Adjustments.”
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

	Year ended December 31,
	2003	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013
Statutory reserves for losses and settlement expenses	354,200	405,683	502,927	514,576	521,159	541,254	529,527	529,672	558,707	555,089	584,478
Retroactive restatement of reserves in conjunction with the increase in the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement	65,696	78,818	—	—	—	—	—	—	—	—	—
Statutory reserves after retroactive restatement	419,896	484,501	502,927	514,576	521,159	541,254	529,527	529,672	558,707	555,089	584,478
GAAP Adjustments	(1,378)	(1,364)	(1,526)	(1,827)	(2,032)	(1,459)	(1,712)	(2,201)	(2,249)	(3,380)	(4,748)
Reserves for losses and settlement expenses	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730

Paid (cumulative) as of:
One year later	137,875	139,665	125,043	137,265	140,127	149,229	132,655	146,193	163,034	167,268	—
Two years later	221,724	210,516	202,851	217,804	221,285	221,157	210,418	228,455	252,631	—	—
Three years later	272,448	265,049	257,114	268,933	266,267	271,762	262,742	283,406	—	—	—
Four years later	302,862	298,997	290,940	297,075	297,348	305,261	296,871	—	—	—	—
Five years later	324,775	320,136	309,532	316,320	320,676	328,652	—	—	—	—	—
Six years later	339,633	333,478	323,175	334,151	336,198	—	—	—	—	—	—
Seven years later	349,338	344,311	337,044	345,682	—	—	—	—	—	—	—
Eight years later	357,310	356,220	346,284	—	—	—	—	—	—	—	—
Nine years later	366,993	364,535	—	—	—	—	—	—	—	—	—
Ten years later	373,695	—	—	—	—	—	—	—	—	—	—

Reserves re-estimated as of:
End of year	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730
One year later	445,221	467,729	459,485	474,011	483,819	491,173	477,066	494,372	530,725	538,924	—
Two years later	445,378	448,803	446,279	460,931	464,515	469,576	461,732	487,289	518,626	—	—
Three years later	437,123	444,910	437,589	449,500	447,685	459,076	457,524	487,045	—	—	—
Four years later	437,559	436,690	429,680	437,096	445,162	461,072	454,989	—	—	—	—
Five years later	432,891	431,878	423,365	436,838	445,272	458,614	—	—	—	—	—
Six years later	430,665	428,737	421,851	438,029	444,376	—	—	—	—	—	—
Seven years later	427,508	427,354	424,004	437,091	—	—	—	—	—	—	—
Eight years later	426,359	430,547	424,865	—	—	—	—	—	—	—	—
Nine years later	429,460	432,630	—	—	—	—	—	—	—	—	—
Ten years later	431,958	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy (deficiency)	(13,440)	50,507	76,536	75,658	74,751	81,181	72,826	40,426	37,832	12,785	—

Gross loss and settlement expense reserves - end of year (A)	444,901	515,509	544,051	548,358	551,005	572,804	555,986	556,533	593,300	583,099	609,848
Reinsurance receivables	26,383	32,372	42,650	35,609	31,878	33,009	28,171	29,062	36,842	31,390	30,118
Net loss and settlement expense reserves - end of year	418,518	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730

Gross re-estimated reserves - latest (B)	465,726	465,689	464,415	469,560	479,282	494,542	486,758	518,172	563,627	586,704	609,848
Re-estimated reinsurance receivables - latest	33,768	33,059	39,550	32,469	34,906	35,928	31,769	31,127	45,001	47,780	30,118
Net re-estimated reserves - latest	431,958	432,630	424,865	437,091	444,376	458,614	454,989	487,045	518,626	538,924	579,730

Gross cumulative redundancy (deficiency) (A-B)	(20,825)	49,820	79,636	78,798	71,723	78,262	69,228	38,361	29,673	(3,605)	—

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
The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2013	2012	2011
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$2,537	$4,095	$958
Reinsurance	—	—	—
	2,537	4,095	958
Environmental:
Property and casualty insurance	(16)	(119)	99
Reinsurance	—	—	—
	(16)	(119)	99
Total losses and settlement expenses incurred	$2,521	$3,976	$1,057

	Year ended December 31,
	2013	2012	2011
Loss and settlement expense reserves:
Asbestos:
Property and casualty insurance	$7,579	$7,261	$5,175
Reinsurance	428	452	485
	8,007	7,713	5,660
Environmental:
Property and casualty insurance	216	338	545
Reinsurance	727	727	728
	943	1,065	1,273
Total loss and settlement expense reserves	$8,950	$8,778	$6,933

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The direct IBNR loss and bulk settlement expense reserves associated with asbestos has been increased in each of the most recent six years in response to new information. In particular, bulk settlement expense reserves have been increased to cover the costs associated with the retention of a national coordinating counsel to address the multi-state litigation issues of the Company’s largest asbestos defendant. Increased settlement expense payments have been the main driver of the reserve increases over the past several years.
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

Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2013 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the Company's financial condition or results of operations.

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
A summary of the reinsurance treaties benefiting the pool participants during 2013 is presented below.  Retention amounts reflect the accumulated retentions and co-participation of all layers within a treaty.

Type of reinsurance treaty	Retention	Limits
Property per risk	$4,000	100 percent of $61,000
Property catastrophe	$19,708	95 percent of $175,000
Casualty	$3,200	97 percent of $38,000
Workers' compensation excess	$—	$40,000 excess of $40,000
Umbrella	$2,500	100 percent of $12,500
Fidelity	$2,150	95 percent of $3,000
Surety	$3,650	91 percent of $18,000
Boiler - commercial lines	$—	100 percent of $100,000
Boiler - personal lines	$—	100 percent of $50
Employment practices liability	$—	100 percent of $1,000
Data compromise	$—	100 percent of $250
Identity recovery	$—	100 percent of $25

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
The major reinsurers in the pool participants’ reinsurance programs during 2013 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages.  All programs (except the boiler, data compromise, identity recovery and employment practice liability programs) are handled by reinsurance brokers.  The reinsurance of those programs is syndicated to 44 domestic and foreign reinsurers.
In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as the price of the coverage.  Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000.

Property per risk, property catastrophe and casualty coverages	Percent of total reinsurance protection	A.M. Best rating
Underwriters at Lloyd's of London	25.3%	A
Mutual Reinsurance Bureau	17.0%	(1)
Hannover Ruckversicherung AG	11.0%	A+
Scor Global P&C SE	5.0%	A
Swiss Reinsurance America Corporation	4.8%	A+
R + V Versicherung AG	4.1%	(2)
Platinum Underwriters Reinsurance, Inc.	4.0%	A
Amlin Bermuda LTD	3.7%	A
MAPFRE Re Compania De Reaseguros, SA	3.6%	A
QBE Reinsurance Corporation	3.2%	A

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	40.9%	A
Tokio Millennium Re Ltd.	25.0%	A++
Allied World Assurance Company Ltd.	20.0%	A
Munich Reinsurance America Inc.	10.0%	A+
Amlin Bermuda LTD	4.1%	A

Umbrella coverage
Transatlantic Reinsurance Company	20.0%	A
Swiss Reinsurance America Corporation	20.0%	A+
Hannover Ruckversicherung AG	20.0%	A+
TOA Reinsurance Company of America	17.5%	A+
QBE Reinsurance Corporation	12.5%	A
Axis Reinsurance Company	10.0%	A

Fidelity and surety coverages
Transatlantic Reinsurance Company	40.0%	A
Hannover Ruckversicherung AG	22.2%	A+
Axis Reinsurance Company	13.2%	A
Odyssey America Reinsurance Corp.	12.3%	A
Everest Reinsurance Company	12.3%	A+

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Data compromise and identity recovery
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

(1)
MRB is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  Three of the other member companies have an “A” (Excellent) rating and the fourth has a “B++” (Good) rating from A.M. Best.

(2)	R + V Versicherung AG is not rated by A.M. Best, but maintains an AA- rating from Standard & Poor’s.

On December 26, 2007, the Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) was signed into law, effective through December 31, 2014.  The TRIA Reauthorization Act continued the Federal backstop on losses from certified terrorism events from foreign sources, and expanded coverage to include domestic terrorism.  The TRIA Reauthorization Act covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance.  Each insurer has a deductible amount, which is calculated as a percentage of the prior year’s direct commercial lines premiums earned for the applicable lines of business, and a 15 percent retention above the deductible.  The percentage used in the deductible calculation is 20 percent.  The TRIA Reauthorization Act caps losses at $100 billion annually; no insurer that has met its deductible will be liable for payment of any portion of losses above that amount.  For the Company, the TRIA Reauthorization Act deductible is approximately $47,400.
Coverage for terrorism losses is included in the pool participants’ reinsurance programs for property and casualty risks (including coverage for the aggregation of property claims from catastrophic losses, subject to a $10,000 per any one risk limit under the property catastrophe program).  In summary, coverage under the property contracts includes both domestic and foreign terrorism, though foreign terrorism is limited to one limit per layer.  Terrorism coverage in property lines is further restricted to exclude from coverage nuclear, biological, chemical and radiation (NBCR) losses, regardless of foreign or domestic source.  Coverage under the primary casualty contracts also includes both domestic and foreign terrorism, though foreign terrorism and domestic NBCR terrorism (combined) is limited to one limit per layer.

Reinsurance
The reinsurance subsidiary does not purchase outside reinsurance protection due to the excess of loss agreement with Employers Mutual.  During 2013, the reinsurance subsidiary paid premiums to Employers Mutual for this coverage calculated at 9.0 percent of total assumed reinsurance premiums written, which amounted to $12,761.
The reinsurance subsidiary does, however, assume and cede some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.  Ceded earned premiums associated with this fronting activity amounted to $16,430 during 2013.  The ceding of this reinsurance business through these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers.
The Company’s portion of premiums written ceded (excluding premiums ceded to voluntary and mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2013 is presented below.  Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.  The premium amounts ceded by the reinsurance subsidiary reflect fronting transactions handled through the quota share agreement.

	Premiums written ceded
Reinsurer	Property and casualty insurance segment	Reinsurance segment	Total
Mutual Reinsurance Bureau	$599	$17,849	$18,448
Hartford Steam Boiler Inspection and Insurance Company	8,400	—	8,400
Underwriters at Lloyd's of London	2,671	—	2,671
Hannover Ruckversicherung AG	2,121	—	2,121
Country Mutual Insurance Company	—	1,944	1,944
Swiss Reinsurance America Corporation	1,138	—	1,138
Transatlantic Reinsurance Company	965	—	965
TOA Reinsurance Company of America	768	—	768
QBE Reinsurance Company	697	—	697
Axis Reinsurance Company	558	—	558
Other Reinsurers	4,974	709	5,683
Total	$22,891	$20,502	$43,393

The property and casualty insurance segment also cedes reinsurance on a mandatory basis to state organizations in connection with various workers’ compensation and assigned risk programs. The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2013 is presented below.

Reinsurer	Property and casualty insurance segment
Michigan Catastrophic Claims Association	$615
Other Reinsurers	164
Total	$779

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2013.  This presentation differs from the presentation utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Amount recoverable
	Property and casualty insurance segment	Reinsurance segment	Total		Percent of total	A.M. Best rating
Mutual Reinsurance Bureau	$404	$8,075	$8,479		19.1%	(1)
Michigan Catastrophic Claims Association	6,728	—	6,728		15.1	(2)
Hartford Steam Boiler Inspection and Insurance Company	4,556	—	4,556		10.2	A++
Wisconsin Compensation Rating Bureau	4,498	—	4,498		10.1	(2)
Country Mutual Insurance Company	—	2,451	2,451		5.5	A+
Workers' Compensation Reinsurance Association of Minnesota	2,203	—	2,203		5.0	(2)
General Reinsurance Corporation	2,166	—	2,166		4.9	A++
Hannover Ruckversicherung AG	1,920	—	1,920		4.3	A+
Transatlantic Reinsurance Company	1,130	—	1,130		2.5	A
Toa Reinsurance Company of America	1,049	—	1,049		2.4	A+
Other Reinsurers	8,986	311	9,297		20.9
	$33,640	$10,837	$44,477	(3)	100.0%

(1)
MRB is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  Three of the other member companies have an “A” (Excellent) rating and the fourth has a “B++” (Good) rating from A.M. Best.

(2)
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

(3)
The total amount recoverable at December 31, 2013 represents $4,432 in paid losses and settlement expenses, $30,118 in unpaid losses and settlement expenses, $210 in unpaid contingent commissions, and $9,717 in prepaid reinsurance premiums.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2013 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$368,532	$—	$368,532
Assumed from nonaffiliates	3,501	162,291	165,792
Assumed from affiliates	425,218	—	425,218
Ceded to nonaffiliates	(23,670)	(20,502)	(44,172)
Ceded to affiliates	(368,532)	(12,761)	(381,293)
Net premiums written	$405,049	$129,028	$534,077

Premiums earned
Direct	$361,010	$—	$361,010
Assumed from nonaffiliates	3,275	151,978	155,253
Assumed from affiliates	412,665	—	412,665
Ceded to nonaffiliates	(23,221)	(16,430)	(39,651)
Ceded to affiliates	(361,010)	(12,761)	(373,771)
Net premiums earned	$392,719	$122,787	$515,506

Losses and settlement expenses incurred
Direct	$237,109	$—	$237,109
Assumed from nonaffiliates	2,281	80,854	83,135
Assumed from affiliates	267,292	1,199	268,491
Ceded to nonaffiliates	(8,656)	(8,860)	(17,516)
Ceded to affiliates	(237,109)	(823)	(237,932)
Net losses and settlement expenses incurred	$260,917	$72,370	$333,287

	Year ended December 31, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$341,306	$—	$341,306
Assumed from nonaffiliates	2,459	121,500	123,959
Assumed from affiliates	390,982	—	390,982
Ceded to nonaffiliates	(22,206)	(2,338)	(24,544)
Ceded to affiliates	(341,306)	(11,916)	(353,222)
Net premiums written	$371,235	$107,246	$478,481

Premiums earned
Direct	$328,227	$—	$328,227
Assumed from nonaffiliates	2,297	119,502	121,799
Assumed from affiliates	377,690	—	377,690
Ceded to nonaffiliates	(22,848)	(5,879)	(28,727)
Ceded to affiliates	(328,227)	(11,916)	(340,143)
Net premiums earned	$357,139	$101,707	$458,846

Losses and settlement expenses incurred
Direct	$193,122	$—	$193,122
Assumed from nonaffiliates	1,718	83,987	85,705
Assumed from affiliates	237,723	962	238,685
Ceded to nonaffiliates	(5,549)	(5,528)	(11,077)
Ceded to affiliates	(193,121)	(9,926)	(203,047)
Net losses and settlement expenses incurred	$233,893	$69,495	$303,388

	Year ended December 31, 2011
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$301,829	$—	$301,829
Assumed from nonaffiliates	1,611	123,275	124,886
Assumed from affiliates	356,622	—	356,622
Ceded to nonaffiliates	(24,939)	(16,060)	(40,999)
Ceded to affiliates	(301,829)	(10,722)	(312,551)
Net premiums written	$333,294	$96,493	$429,787

Premiums earned
Direct	$283,483	$—	$283,483
Assumed from nonaffiliates	1,542	122,065	123,607
Assumed from affiliates	344,669	—	344,669
Ceded to nonaffiliates	(24,562)	(16,590)	(41,152)
Ceded to affiliates	(283,483)	(10,722)	(294,205)
Net premiums earned	$321,649	$94,753	$416,402

Losses and settlement expenses incurred
Direct	$249,430	$—	$249,430
Assumed from nonaffiliates	1,619	122,681	124,300
Assumed from affiliates	264,217	732	264,949
Ceded to nonaffiliates	(14,387)	(16,010)	(30,397)
Ceded to affiliates	(249,430)	(15,878)	(265,308)
Net losses and settlement expenses incurred	$251,449	$91,525	$342,974

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual) and the business assumed outside the quota share agreement. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement.

Investments
The Company’s total invested assets at December 31, 2013 are summarized in the following table:

	December 31, 2013
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,009,572	$1,027,984	81.8%	$1,027,984
Equity securities available-for-sale	113,835	169,848	13.5	169,848
Short-term investments	56,166	56,166	4.5	56,166
Other long-term investments	2,392	2,392	0.2	2,392
	$1,181,965	$1,256,390	100.0%	$1,256,390

At December 31, 2013, the portfolio of fixed maturity securities consisted of 0.9 percent U.S. Treasury, 15.6 percent government agency, 16.9 percent asset-backed, 34.3 percent municipal and 32.3 percent corporate securities.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2013, non-investment grade fixed maturity securities held by the Company included nine securities, all of which were residential mortgage-backed securities.  All of these securities were in an unrealized gain position at December 31, 2013. The Company attempts to mitigate interest rate risk by managing the duration of its fixed maturity portfolio.  As of December 31, 2013, the effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, was 5.65, and the effective duration of its liabilities was 3.36. Duration extended as interest rates rose during 2013.
The Company’s investment strategy is to conservatively manage its investment portfolio by investing primarily in equity securities and readily marketable, investment-grade fixed maturity securities.  The Company does not have exposure to foreign currency risk on its investments.  The board of directors of each of the Company’s insurance company subsidiaries has established investment guidelines and periodically reviews the portfolio for compliance with those guidelines.  The Company has two separate common stock equity portfolios that are diversified across a large range of industry sectors and are managed for fees based on total assets under management (a large value equity portfolio managed by Harris Investments and a high dividend value equity portfolio managed by Schafer Cullen Capital Management).  As of December 31, 2013, the common stock equity portfolios were invested in the following industry sectors:

Percent of equity portfolio
Energy	13.2%
Healthcare	13.7
Financial services	17.9
Consumer discretionary	13.2
Information technology	11.8
Consumer staples	8.2
Industrials	10.8
Other	11.2
100.0%

Employees
EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the 2,131 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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
State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restrictions on the payment of dividends and distributions.  At December 31, 2013, $47,976 was available for distribution to the Company in 2014 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2013, the Company’s insurance subsidiaries had total adjusted statutory capital of $416,718, which is well in excess of the minimum risk-based capital requirement.

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

EXECUTIVE OFFICERS OF THE COMPANY
The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION
Jason R. Bogart	52
Senior Vice President of the Company and Senior Vice President of Branch Operations of Employers Mutual since 2013. Vice President of the Company and Vice President of Branch Operations of Employers Mutual from 2010 to 2013.  He was Resident Vice President-Lansing Branch of Employers Mutual from 2003 until 2010.  He has been employed by Employers Mutual since 1993.

Rodney D. Hanson	58
Senior Vice President-Productivity & Technology of the Company and Employers Mutual since 2013. Vice President-Productivity & Technology of the Company and Employers Mutual from 2003 to 2013. He has been employed by Employers Mutual since 1978.

Richard W. Hoffmann	60	Vice President, General Counsel and Secretary of the Company and Vice President and General Counsel of Employers Mutual since 2001. He has been employed by Employers Mutual since 1989.
Kevin J. Hovick	59
Executive Vice President and Chief Operating Officer of the Company and of Employers Mutual since 2011.  Senior Vice President-Business Development of the Company from 2004 until 2011 and Employers Mutual from 2001 until 2011.  He was Vice President-Marketing of Employers Mutual from 1997 to 2001.  He has been employed by Employers Mutual since 1979.

Ronald W. Jean	64
Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000.  He was Senior Vice President-Actuary of the Company and Employers Mutual from 1997 until 2000.  He was Vice President-Actuary of the Company and Employers Mutual from 1985 until 1997.  He has been employed by Employers Mutual since 1979.

Scott R. Jean	42	Vice President-Chief Actuary of the Company and of Employers Mutual since 2009. He has been employed by Employers Mutual since 1993. He is the son of Ronald W. Jean listed above.
Bruce G. Kelley	59
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

Robert L. Link	56
Senior Vice President and Corporate Secretary-Administration of the Company and Senior Vice President and Corporate Secretary of Employers Mutual since 2012. He was Vice President-Administration of the Company from 2007 to 2012 and Vice President and Secretary of Employers Mutual from 2005 to 2012. He has been employed by Employers Mutual since 1977.

Mick A. Lovell	51
Vice President of the Company and Vice President-Business Development of Employers Mutual since 2011.  He was Assistant Vice President of the Company and Assistant Vice President-Director of Product Management of Employers Mutual from 2003 to 2011. He has been employed by Employers Mutual since 2003.

Elizabeth A. Nigut	44
Vice President of the Company and Vice President-Human Resources of Employers Mutual since 2010.  She has been employed by Employers Mutual since 2010. Prior to her employment with Employers Mutual she was employed by the Des Moines Independent Community School District as General Counsel.

Mark E. Reese	56
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  He was Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Lisa A. Simonetta	54
Senior Vice President-Claims of the Company and Employers Mutual since 2013.  She was Vice President Claims-Legal of the Company and Vice President of Employers Mutual from 2002 to 2013. She has been employed by Employers Mutual since 1992.

Lisa A. Stange	48
Vice President-Chief Investment Officer and Treasurer of the Company and Employers Mutual since 2010.  She has been employed by Employers Mutual since 2009 and has announced her resignation effective March 13, 2014.

ITEM 1A.    RISK FACTORS
Set forth below is a description of risk factors related to the Company’s business, provided to enable investors to assess, and be appropriately apprised of, certain risks and uncertainties the Company faces in conducting its business.  An investor should carefully consider the risks described below and elsewhere in this Form 10-K which could materially and adversely affect the Company’s business, financial condition or results of operations.  The risks and uncertainties discussed below are also applicable to forward-looking statements contained in this Form 10-K and in other reports filed by the Company with the Securities and Exchange Commission, and in management presentations delivered and press releases issued by the Company.  Given these risks and uncertainties, investors are cautioned not to place undue reliance on forward-looking statements.
Risks Relating to the Company and Its Business
The Company’s operations are integrated with those of Employers Mutual, the parent corporation, and potential and actual conflicts exist between the best interests of the Company’s stockholders and the best interests of the policyholders of Employers Mutual.
Employers Mutual currently owns shares of the Company’s common stock entitling it to cast 59 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders.  These holdings enable Employers Mutual to control the election of the Company’s board of directors.  In addition, one of the five members of the Company’s board of directors is also a member of the board of directors of Employers Mutual.  This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual.  The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual.  Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

•	the Company and Employers Mutual must establish the relative participation interests of all the participating insurers in the pooling arrangement, along with other terms of the pooling agreement;

•	the Company and Employers Mutual must establish the terms of the quota share and excess of loss agreements between Employers Mutual and the Company’s reinsurance subsidiary;

•
the Company and Employers Mutual must establish the terms (including the interest rate, which is reviewed every five years) of the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual;

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
One of the distinguishing features of the property and casualty insurance industry is that its products are priced before the costs are known, as premium rates are generally determined before losses are reported.  Accordingly, the pool participants must establish premium rates from forecasts of the ultimate costs they expect to incur from risks underwritten during the policy period, and premiums may not be adequate to cover the ultimate losses incurred.  Further, the pool participants must establish reserves for losses and settlement expenses based upon estimates involving actuarial and statistical projections of expected ultimate liability at a given time, and it is possible that the ultimate liability will exceed these estimates because of the future development of known losses, the existence of losses that have occurred but are currently unreported, or larger than expected settlements on pending and unreported claims.  Prior to the end of each quarter, Employers Mutual’s actuaries review the adequacy of the pool's previous quarter's reserves for the various lines of business underwritten and these reviews have in the past, and may in the future, indicate that additional reserves are necessary to adequately cover anticipated losses and settlement expenses.  The process of estimating reserves is inherently judgmental and can be influenced by factors that are subject to variation.  If the premium rates or reserves established are not sufficient, the Company’s business, financial condition and/or results of operations may be adversely impacted.
Increased exposure to asbestos and environmental claims could have a material adverse effect on the Company's financial condition or results of operations.
The Company has exposure to asbestos and environmental claims arising from the other liability line of business written by the parties to the pooling agreement, as well as the pro rata and excess of loss business assumed by the reinsurance subsidiary. These exposures are closely monitored by management and reserves have been established to cover estimated ultimate losses. Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding theses types of claims, such as whether coverage exists, the definition of an occurrence, determination of ultimate damages and the assignment of damages to the responsible parties. These uncertainties are compounded by the fact that claims typically emerge long after a policy has expired. It is possible that the ultimate liability for these exposures may increase significantly as a result of the settlement of lawsuits or the receipt of additional claims, which could have a material adverse effect on the Company's financial condition and/or results of operations.

The Company’s business may not continue to grow and may be adversely affected if it cannot retain existing, and attract new, independent agents, or if insurance consumers increase their use of other insurance delivery systems.
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
The pool participants, including the Company’s property and casualty insurance subsidiaries, are currently rated “A” (Excellent) by A.M. Best, an industry-accepted source of property and casualty insurance company financial strength ratings.  A.M. Best ratings are specifically designed to provide an independent opinion of an insurance company’s financial health and its ability to meet ongoing obligations to policyholders.  These ratings are directed toward the protection of policyholders, not investors.  If the ratings of the pool participants were to be downgraded (particularly below "A-") by A.M. Best, it would adversely affect the Company’s competitive position and make it more difficult for it to market its products, and retain its existing agents and policyholders.  A downgrade of Employers Mutual's rating below "A-" could make it ineligible to assume certain reinsurance business, which could lead to a reduction in the amount of business ceded to the Company's reinsurance subsidiary under the quota share agreement.  Thus, a downgrade in the pool participants’ (including Employers Mutual’s) A.M. Best ratings below "A-" would likely result in a material reduction in the amount of the Company’s business.
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
As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions, and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2014 without prior regulatory approval is approximately $47,976.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.
The Company had fixed maturity investments with a fair value of $1,027,984 at December 31, 2013 that are subject to:

•	market risk, which is the risk that the Company’s invested assets will decrease in value due to:

•	an increase in interest rates or a change in the prevailing market yields on its investments,

•	an unfavorable change in the liquidity of an investment, or

•	an unfavorable change in the financial prospects, or a downgrade in the credit rating, of the issuer of an investment;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less investment income than previously earned; and

•	liquidity risk, which is the risk that the Company may have to sell assets at an undesirable time and/or price to provide cash for the payment of claims.
The Company’s fixed maturity investment portfolio includes mortgage-backed securities.  As of December 31, 2013, mortgage-backed securities constituted approximately 15.8 percent of the fixed maturity portfolio.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.
The Company’s common stock equity portfolio, with a fair value of $159,595 as of December 31, 2013, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management implemented an equity tail-risk hedging strategy during the first quarter of 2014. When fully implemented, the hedging strategy will help protect the Company from significant monthly downside price volatility in the equity markets. However, this type of protection is expensive, and may be discontinued in the future depending on market conditions and/or the cost of the protection.
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
Changes in key assumptions or a deterioration in the debt and equity markets could lead to an increase in Employers Mutual’s employee benefit plans' costs and a decline in the funded status, which could have a material adverse effect on the Company’s financial condition and/or results of operations.
Employers Mutual's employee benefit plans' costs and funded status reflect the use of key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, the rate of future compensation increases (pension plans only), and the health care cost trend rate (healthcare postretirement plan only). Changes in these assumptions could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. In addition, large declines in the fair value of the assets held in the plans could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. A decrease to the plans' funded status could require Employers Mutual to make significant contributions to its employee benefit plans to maintain adequate funding levels and the Company would be responsible for its share of these contributions under the pooling agreement.  The occurrence of these events could have a material adverse effect on the Company’s financial condition and/or results of operations.

The pool participants currently conduct business in all 50 states and the District of Columbia, with a concentration of business in the Midwest.  The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.
In 2013, 71 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with 14 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Common catastrophic events include tornadoes, wind and hail storms, hurricanes, earthquakes, fires, explosions and severe winter storms.  If changing climate conditions result in an increase in the frequency and severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.
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
Underwriting results in recent years have been negatively impacted by elevated (and, in 2008 and 2011, record) amounts of catastrophe and storm losses.  Continued high levels of catastrophe and storm losses could lead to changes in the reinsurance programs protecting the Company (including the excess of loss coverage provided by Employers Mutual to the Company’s reinsurance subsidiary).  These changes could include increases in the amount of losses retained, increased pricing and, for the pool participants, decreased availability of catastrophe reinsurance protection.  Examples of such changes include increases in the pool participants’ retention amounts on ceded contracts covering the pool business, and increases in the amount of losses retained by the reinsurance subsidiary per event.  Future increases in the cost of reinsurance protection, and/or the amount of catastrophe and storm losses retained, could materially adversely affect the Company’s business, financial condition or results of operations.
Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.
Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and the reinsurance operations of the Company’s reinsurance subsidiary, and have a material adverse impact on the Company’s business, financial condition or results of operations.  The Terrorism Risk Insurance Program Reauthorization Act of 2007 (“TRIA Reauthorization Act”) requires that some coverage for terrorism losses be offered by primary property and casualty insurers, and provides federal assistance for recovery of a portion of any claims incurred through 2014.  While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under most commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to the commercial lines policies they write, and a substantial deductible must be met before the TRIA Reauthorization Act provides coverage to the pool.  The pool participants’ personal lines products do not provide terrorism coverage.  The pool participants have underlying reinsurance coverage to partially cover the TRIA Reauthorization Act deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect the reinsurance subsidiary’s operations.
The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual, which generated 23 percent of the Company’s net premiums earned in 2013.  Under the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary also has an excess of loss agreement with Employers Mutual whereby the reinsurance subsidiary retains the first $4,000 of losses per event, and cedes the majority of losses from any one event above this amount to Employers Mutual, with the reinsurance subsidiary retaining 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000.  The reinsurance subsidiary primarily relies on these agreements and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify these agreements, the reinsurance subsidiary may not be able to enter into similar arrangements with other companies and may be adversely affected.
Through the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies, and the reinsurance business assumed by Employers Mutual from MRB, a voluntary underwriting association of property and casualty insurers in which Employers Mutual participates.  If Employers Mutual or the other participants of MRB discontinue or reduce the assumption of property and casualty risks, the reinsurance subsidiary could be adversely affected.  In connection with the risks assumed from MRB, officers of the reinsurance subsidiary and Employers Mutual have reviewed the relevant underwriting policies and procedures, however, no officer of the reinsurance subsidiary directly reviews such risks assumed at the time of underwriting.  If Employers Mutual or MRB are unable to sell reinsurance at adequate premium rates, or were to have poor underwriting experience, the reinsurance subsidiary could be adversely affected. In addition, since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform. The failure of the other MRB participants to perform could have a material adverse effect on the Company’s financial condition or results of operations.
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
The reinsurance subsidiary assumes and cedes some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual. Under these arrangements, an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.
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
The property and casualty insurance industry is highly cyclical and competitive, and individual lines of business experience their own cycles within the overall insurance industry cycle.  Premium rate levels are subject to many variables, including the availability of insurance coverage, which can vary according to the level of capital within the industry.  Increases in industry capital have generally been accompanied by increased price competition.  If the pool participants find it necessary to reduce premiums or limit premium increases due to these competitive pressures on pricing, the Company may experience a reduction in its profit margins and revenues and, therefore, lower profitability.
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
As property and casualty insurance industry practices, and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge.  These issues could have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverages beyond their underwriting intent, or by increasing the size of claims.  The effect of unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business.
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
Regulation of Premium Rates and Approval of Policy Forms.    The insurance laws of most states in which the pool participants operate require insurance companies to file premium rate schedules and insurance policy forms for review and approval.  State insurance departments have broad discretion in judging whether the pool participants’ rates are adequate, not excessive and not unfairly discriminatory.  The speed at which the pool participants can change their rates in response to competition or increased costs depends, in part, on the method by which the applicable state’s rating laws are administered. Generally, state insurance departments have the authority to disapprove the pool participants’ requested rates.  Thus, if the pool participants begin using new rates before they are approved, as permitted in some states, they may be required to issue premium refunds or credits to their policyholders if the new rates are ultimately deemed excessive or unfair, and are disapproved by the applicable state department.  In addition, in some states, there has been pressure in past years to reduce premium rates for automobile and other personal insurance, or to limit how often an insurer may request increases for such rates.  In states where such pressure is applied, the pool participants’ ability to respond to market developments or increased costs can be adversely affected.
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
Investment Restrictions.    The Company’s subsidiaries are subject to state laws and regulations that require diversification of their investment portfolios, and that limit the amount of investments in certain categories.  Failure to comply with these laws and regulations would cause nonconforming investments to be treated as non-admitted assets for purposes of measuring statutory surplus and, in some instances, would require divestiture.

Other Regulations.    The Company must also comply with laws and regulations involving, among other things:

•	disclosure, and in some cases prior approval, of transactions between members of an insurance holding company system;

•	acquisition or disposition of an insurance company, or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, and assessments and other governmental charges;

•	use of non-public consumer information and related privacy issues; and

•	use of credit history in underwriting and rating.
These laws and regulations could adversely affect the Company’s profitability.
The Company cannot provide any assurance that states will not make existing insurance laws and regulations more restrictive in the future, or enact new restrictive laws.
From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company closely monitors the activities of the United States Congress and federal agencies through its membership in various organizations.  In particular, these organizations are actively seeking the renewal of federally funded terrorism reinsurance, working to shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority to monitor the insurance industry, and pursuing a legal remedy for the Department of Housing and Urban Development’s rule making that suggests it could apply a "disparate impact" standard (discrimination in effect) to the provision and pricing of homeowners insurance under the Fair Housing Act. The Company is unable to predict whether, or to what extent, new laws and regulations that could affect its business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on its business, financial condition or results of operations.
Changes to existing accounting standards may adversely affect the Company’s consolidated financial statements.
The Company is required to prepare its consolidated financial statements in accordance with GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"), subject to accounting rules and interpretations of the Securities and Exchange Commission. Accordingly, the Company is required to adopt new or revised accounting standards issued by these authoritative bodies from time to time.  It is possible that changes to the Company’s accounting policies resulting from the adoption of future changes in GAAP could have a material adverse effect on the Company’s reported financial condition and/or results of operations.  The Company's significant accounting policies are described in Note 1 of Notes to Consolidated Financial Statements.
For the insurance industry, one of the more significant accounting issues currently being reviewed by the FASB is the accounting for insurance contracts. In June 2013, an exposure draft of a proposed accounting standards update on insurance contracts was issued for public comment by the FASB. The exposure draft would have had a significant impact on insurance companies writing short-duration contracts, which includes most types of property and casualty insurance. Recently, the FASB began re-deliberations of this exposure draft and decided to scale back the scope of the insurance contracts project, including a decision to limit proposed improvements for accounting for short-duration contracts to enhanced disclosures. However, any change the FASB makes for long-duration contracts could affect an entity's ability to use the current short-duration model.
The Company relies on Employer Mutual’s information technology and telecommunication systems, and the disruption or failure of these systems, or the compromise of the security of the systems that results in the misuse of confidential information, could materially and adversely affect its business.
The Company’s business is highly dependent upon the successful and uninterrupted functioning of Employers Mutual’s information technology and telecommunications systems.  The Company relies on the capacity, reliability and security of these systems to process new and renewal business, provide customer service, process and pay claims, and facilitate collections and cancellations.  These systems also enable the performance of actuarial and other modeling functions necessary for underwriting and rate development and establishing and evaluating reserves.  Despite security measures in place, the information technology systems could be vulnerable to computer malware or viruses, unauthorized access, or other cyber attacks that could disrupt the systems.  The failure or disruption of these systems could interrupt the Company’s operations through reduced ability to underwrite and process new and renewal business, pay claims in a timely manner and provide customer service.
A security breach of information technology systems that results in the misuse or misappropriation of confidential information could expose Employers Mutual to litigation, or damage Employers Mutual’s reputation.  Any legal or other expenses resulting from the misuse of confidential information would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.

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
The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns 59 percent of the Company’s outstanding common stock.  Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their A.M. Best financial strength ratings determined on a “group” basis.  Accordingly, Employers Mutual will retain the ability to control:

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
Employers Mutual’s ownership of the Company’s common stock and the laws and regulations of Iowa and North Dakota could delay, or prevent, the removal of members of its board of directors, and could make a merger, tender offer or proxy contest involving the Company more difficult to complete, even if such events were beneficial to the interest of its stockholders other than Employers Mutual. The insurance laws of the states in which the Company’ subsidiaries are domiciled prohibit any person from acquiring control of it, and thus indirect control of its subsidiaries, without the prior approval of each such state insurance department.  Generally, these laws presume that control exists where any person, directly or indirectly, owns, controls, holds the power to vote, or holds proxies representing 10 percent or more of the Company’s outstanding common stock.  Even persons who do not acquire beneficial ownership of 10 percent or more of the outstanding shares of the Company’s common stock may be deemed to have acquired such control, if the relevant insurance department determines that such control exists in fact.  Therefore, any person seeking to acquire a controlling interest in the Company would face regulatory obstacles, which could delay, deter or prevent an acquisition that stockholders might consider to be in their best interests.  Moreover, the Iowa Business Corporation Act, which governs the Company’s corporate activities, contains certain provisions that prohibit certain business combination transactions under certain circumstances.  These factors could discourage a third party from attempting to acquire control of the Company and thus could have a negative impact on the value of the Company's common stock.
Although the Company has consistently paid cash dividends in the past, it may not be able to pay cash dividends in the future.
The Company has paid cash dividends to its stockholders on a consistent basis since 1982, following the initial public offering of its common stock.  However, future cash dividends will depend upon various factors, including the ability of the Company’s subsidiaries to make distributions to it, which ability may be restricted by financial or regulatory constraints. Also, there can be no assurance that the Company will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company does not own any real property; however, one of the property and casualty insurance subsidiaries, Dakota Fire, leases from EMC National Life Company (an affiliate of Employers Mutual) approximately 18,000 square feet of office space in which the Bismarck, North Dakota branch office is located.  The Company’s home office, which also serves as the home office of Employers Mutual, is located in three office buildings containing approximately 665,000 square feet of space in Des Moines, Iowa, all of which are owned by Employers Mutual.  Employers Mutual also owns office buildings in which the Minneapolis, Milwaukee and Lansing branch offices operate.  Employers Mutual leases approximately 233,000 square feet of office space in 16 other locations where other branch offices and service centers are located.
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

ITEM 3.	LEGAL PROCEEDINGS
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock trades on the NASDAQ Global Select Market tier of The NASDAQ OMX Stock Market, Inc. under the symbol EMCI.
The following table shows the high and low sales prices, as reported by NASDAQ OMX, and the dividends paid for each quarter within the two most recent years.

	2013			2012
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$27.40	$23.18	$0.21	$24.28	$19.48	$0.20
2nd Quarter	29.29	25.27	0.21	21.25	19.00	0.20
3rd Quarter	30.77	25.43	0.21	22.32	19.05	0.20
4th Quarter	35.48	27.04	0.23	24.04	19.85	0.21
Close on Dec. 31	30.62			23.88

On February 24, 2014, there were 792 registered holders of the Company’s common stock.
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
Effective March 14, 2012, the Company's Board of Directors temporarily suspended the issuance of shares of common stock under the Company’s Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan due to the late filing of an amendment to a Current Report on Form 8-K with the Securities and Exchange Commission.  On March 29, 2013, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission registering 661,185 shares of common stock for use in the plan. The plan was reinstated during the third quarter of 2013.  More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.  Additional information regarding the plan is contained in note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.  Employers Mutual did not participate in the Dividend Reinvestment Plan during 2013, 2012 or 2011.
The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ Composite Index and a peer group consisting of publicly traded companies in SIC Code 6330-6339, Fire, Marine & Casualty Insurance.  The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ Composite Index and the Peer Group Index.  It also assumes reinvestment of all dividends for the periods presented.

	2008	2009	2010	2011	2012	2013
EMC Insurance Group Inc	$100.00	$86.72	$94.39	$89.17	$107.75	$142.53
NASDAQ Composite Index	100.00	144.88	170.58	171.30	199.99	283.39
Peer Group Index	100.00	92.35	118.77	128.06	149.40	191.71

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2013:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)
10/1/13 - 10/31/13	54	$31.47	—	$19,491
11/1/13 - 11/30/13	22	29.24	—	19,491
12/1/13 - 12/31/13	8,131	30.18	—	19,491
Total	8,207	$30.18	—

(1)
Included in this column are 54, 22 and 982 shares purchased in the open market in October, November and December, respectively, to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan. 7,149 shares were purchased in the open market during December to fulfill obligations under Employers Mutual’s employee stock purchase plan.

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15,000 stock repurchase program.  This program became effective immediately and does not have an expiration date.  No purchases have been made under this program.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual, had initiated a $15,000 stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market.  This purchase program became effective immediately and does not have an expiration date; however, this program has been dormant while the Company’s repurchase programs have been in effect.  A total of $4,491 remains in this program.

The following table sets forth information regarding Employers Mutual's equity compensation plans as of December 31, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,135,206	$22.17	2,047,737
Equity compensation plans not approved by security holders (2)	—	—	196,165
Total	1,135,206	$22.17	2,243,902

(1)
Consists of Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan and 2008 Employee Stock Purchase Plan. Securities available for future issuance includes 793,699 shares that may be issued in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards under Employers Mutual's 2007 Stock Incentive Plan.

(2)	Consists of Employers Mutual’s 2013 Non-Employee Director Stock Purchase Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31,
	2013	2012	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Insurance premiums earned	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059
Investment income, net	43,022	44,145	46,111	49,489	47,759	48,403	48,482
Realized investment gains (losses)	8,997	8,017	9,303	3,869	17,922	(24,456)	3,724
Other income	826	860	828	783	756	627	545
Total revenues	568,351	511,868	472,644	443,263	450,448	413,892	445,810
Losses and expenses	507,498	460,234	483,636	400,814	389,021	425,132	387,171
Income (loss) before income tax expense (benefit)	60,853	51,634	(10,992)	42,449	61,427	(11,240)	58,639
Income tax expense (benefit)	17,334	13,668	(8,255)	11,100	16,770	(8,917)	16,343
Net income (loss)	$43,519	$37,966	$(2,737)	$31,349	$44,657	$(2,323)	$42,296

Net income (loss) per common share - basic and diluted:	$3.33	$2.95	$(0.21)	$2.40	$3.38	$(0.17)	$3.07

Premiums earned by segment:
Property and casualty insurance	$392,719	$357,139	$321,649	$305,647	$308,079	$315,598	$320,836
Reinsurance	122,787	101,707	94,753	83,475	75,932	73,720	72,223
Total	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059

BALANCE SHEET DATA
Total assets	$1,378,933	$1,290,709	$1,224,031	$1,182,006	$1,159,997	$1,103,022	$1,198,254
Stockholders' equity	$455,210	$401,209	$352,341	$362,853	$336,627	$277,840	$355,893

	Year ended December 31,
	2013	2012	2011	2010	2009	2008	2007
OTHER DATA
Average return on equity	10.2%	10.1%	(0.8)%	9.0%	14.5%	(0.7)%	12.8%
Book value per share	$34.21	$31.08	$27.37	$28.07	$25.67	$20.94	$25.83
Dividends paid per share	$0.86	$0.81	$0.77	$0.73	$0.72	$0.72	$0.69
Property and casualty insurance subsidiaries aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Reinsurance subsidiary quota share percentage	100%	100%	100%	100%	100%	100%	100%
Closing stock price	$30.62	$23.88	$20.57	$22.64	$21.51	$25.65	$23.67
Net investment yield (pre-tax)	3.80%	4.17%	4.49%	4.89%	4.87%	5.00%	5.02%
Cash dividends to closing stock price	2.8%	3.4%	3.7%	3.2%	3.3%	2.8%	2.9%
Common shares outstanding	13,306	12,909	12,876	12,928	13,114	13,268	13,778
Statutory trade combined ratio	97.5%	99.0%	115.6%	102.1%	100.3%	109.1%	96.8%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

COMPANY OVERVIEW
The Company, a majority owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance. The operations of the Company are highly integrated with those of Employers Mutual through participation in a property and casualty reinsurance pooling agreement (the "pooling agreement"), a reinsurance retrocessional quota share agreement (the "quota share agreement") and an excess of loss reinsurance agreement (the “excess of loss agreement”).   All transactions occurring under the pooling agreement, quota share agreement and excess of loss agreement are based on statutory accounting principles. Certain adjustments are made to the statutory-basis amounts assumed by the property and casualty insurance subsidiaries and the reinsurance subsidiary to bring the amounts into compliance with U.S. generally accepted accounting principles (GAAP).

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 76 percent of consolidated premiums earned in 2013.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to a pooling agreement with Employers Mutual. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
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
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 24 percent of consolidated premiums earned in 2013.  The Company’s reinsurance subsidiary is party to a quota share agreement and an excess of loss reinsurance agreement with Employers Mutual. Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions. The reinsurance subsidiary also writes a small amount of reinsurance business on a direct basis outside the quota share agreement. Under the terms of the excess of loss agreement (covering both the business assumed from Employers Mutual through the quota share agreement, as well as the business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4,000 of losses per event, and also retains 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000. During 2012 and 2011, all losses from any one event above $4,000 and $3,000, respectively, were ceded to Employers Mutual. The cost of the excess of loss reinsurance protection is 9.0 percent (10.0 percent in 2012 and 2011) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
The terms of the excess of loss agreement have been revised beginning January 1, 2014. Effective January 1, 2014, the cost of the excess of loss coverage will decrease from the current 9.0 percent of total assumed reinsurance premiums written to 8.0 percent of total assumed reinsurance premiums written (no change to the amount of losses retained).
The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau underwriting association (MRB), which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by MRB are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share agreement and excess of loss agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement or the excess of loss agreement.
Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.
Country Mutual Insurance Company terminated its participation in MRB effective January 1, 2011.  As a result, Employers Mutual was a one-fourth participant in MRB in 2011 and 2012. Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual was a one-fifth participant in 2013.

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
Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium rate levels increase and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). At the end of 2013, premium rate level increases were beginning to decline slightly after increasing consistently during the last three years. The market hardening of the last few years was driven by a persistent decline in investment income and an increase in severe weather events, not a reduction in capital adequacy. The outlook for 2014 is that overall premium rate levels will continue to rise for most lines of business, but at a slower rate than the last few years.
A substantial determinant of an insurance company’s underwriting results is its loss and settlement expense reserving practices. Insurance companies must estimate the amount of losses and settlement expenses that will ultimately be paid to settle claims that have occurred to date (loss and settlement expense reserves). This estimation process is inherently subjective with the possibility of widely varying results, particularly for certain highly volatile types of claims (i.e., asbestos, environmental and various casualty exposures, such as products liability, where the loss amount and the parties responsible are difficult to determine). During a soft market, inadequate premium rates put pressure on insurance companies to under-estimate their loss and settlement expense reserves in order to report better results. Correspondingly, inadequate reserves can play an integral part in bringing about a hard market, because increased profitability from higher premium rate levels can be used to strengthen inadequate reserves.
The Company closely monitors the activities of the United States Congress and federal agencies through its membership in various organizations.  In particular, our trade organizations are actively seeking the renewal of federally funded terrorism reinsurance, working to shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority to monitor the insurance industry, and pursuing a legal remedy for the Department of Housing and Urban Development’s rule making that suggests it could apply a "disparate impact" standard (discrimination in effect) to the provision and pricing of homeowners insurance under the Fair Housing Act.

MANAGEMENT ISSUES AND PERSPECTIVES

Amendment to Employers Mutual's postretirement benefit plan
During the fourth quarter of 2013, Employers Mutual announced that effective January 1, 2015, it will be replacing its retiree healthcare plan with a new Employers Mutual-funded Health Reimbursement Arrangement. As a result of this plan amendment, the postretirement benefit plan's projected benefit obligation decreased $96,704 as of December 31, 2013. The Company's share of this decline in projected benefit obligation ($26,937) was recognized as other comprehensive income in its year-end financial statements. The prior service credit resulting from the plan amendment will be amortized into net periodic benefit cost over ten years, beginning in 2014; however, as this amortization is reflected in net income it will be reclassified out of accumulated other comprehensive income so that stockholders' equity will not be impacted. In addition, the service cost and interest cost components of the net periodic benefit cost of the revised plan will decline significantly. The amortization of the prior service credit, coupled with the declines in both the service cost and interest cost components will generate net periodic benefit income in 2014, of which approximately $3,000 will be allocated to the Company, compared to approximately $3,000 of net periodic benefit expense in 2013.

Low interest rate environment
The interest rate environment has an influence on several operational areas that have the potential to materially impact the Company’s financial condition and results of operations. Following is a brief discussion of the major operational areas being monitored by management in light of the current low interest rate environment.
Investment portfolio
The majority of the Company’s investment portfolio is invested in fixed maturity securities. The prolonged low interest rate environment has had a positive impact on the Company’s financial condition because the portfolio of fixed maturity securities available-for-sale had net unrealized holding gains of $11,968 at December 31, 2013, reflecting the fact that the average yield on the Company’s portfolio is higher than the yields currently available in the fixed maturity marketplace. However, proceeds from maturing securities and cash from operating activities are being invested at the current low yields, which has had a negative impact on investment income over the past several years. Interest rates increased approximately 100 basis points during 2013, which significantly reduced the amount of unrealized gains on the Company's fixed maturity portfolio, but allowed the Company to earn some additional investment income. If the current low interest rate environment continues, future growth in investment income will be negatively impacted. The Company targets a laddered fixed maturity portfolio with intermediate duration in order to lessen reinvestment risk.
Underwriting results
The Company’s portfolio of fixed maturity securities provides a substantial amount of investment income that supplements underwriting results and contributes to net earnings. A prolonged low interest rate environment could result in limited growth in future investment income, which would increase the need to achieve a consistent underwriting profit. Management continually stresses the importance of striving for an underwriting profit, and is working diligently with the branch offices to maintain prudent underwriting and pricing standards, and establish long-term business plans with the Company’s agency force.
Benefit plan liabilities
The low interest rate environment has resulted in a significant decline in the discount rates used to value the obligations the Company has under Employers Mutual’s pension and postretirement benefit plans during the past several years. During this time period, the projected benefit obligation of these plans has increased, which negatively impacted the funded status of those plans and resulted in a higher level of annual cash contributions and net periodic benefit expenses. As a result of the moderate increase in interest rates during 2013, the discount rates used in the December 31, 2013 actuarial valuations of those plans increased approximately 75 basis points, which had a positive impact on the funded status of those plans. Although discount rates remain low by historical standards the impact of the low discount rates on the actuarial valuations is being mitigated by the strong returns currently being experienced on the plan assets.

Equity portfolio market risk
Approximately 13.5 percent of the Company’s investment portfolio is invested in equity securities. Net unrealized investment gains on the equity portfolio totaled approximately $3,640 at December 31, 2013, which is reflected as accumulated other comprehensive income in the Company’s financial statements and represents $2.74 per share of the Company’s December 31, 2013 book value of $34.21 per share. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management hired an outside manager during the first quarter of 2014 to implement an equity tail-risk hedging strategy. When fully implemented, the hedging strategy will help protect the Company from significant monthly downside price volatility in the equity markets. While there is a cost associated with this protection, which will reduce the amount of investment income earned in future periods, management views this cost similar to the cost of an insurance policy. By implementing this hedging strategy, management will reduce the level of risk contained in the Company’s financial statements, which is a goal of the Company’s enterprise risk management strategy.

Catastrophe and storm losses
Prior to 2013, the Company experienced five consecutive years of above average catastrophe and storm losses, and experienced record levels of catastrophe and storm losses in two of those five years (2008 and 2011). Based on an analysis of nationwide storm activity, management does not believe that overall storm activity or intensity is trending upward. Rather, it appears that in recent years more of the storms have occurred in more heavily-populated urban areas instead of less-populated rural areas, which has impacted the number of claims submitted. It should be noted that the Company has experienced periods of increased catastrophe and storm losses in the past, the most recent period being from 1998 to 2001. Management continues to monitor and make adjustments to the Company’s book of business to lessen exposure concentrations, and is prepared to make additional adjustments to exposure concentrations if warranted.

Premium rate levels
Prior to 2011, the Company’s overall premium rate level had declined for five consecutive years. Management was able to implement moderate rate increases in the personal lines of business during this time period, but rate levels in the commercial lines of business, which account for more than 80 percent of the property and casualty insurance segment’s premium income, remained very competitive. During 2011, in recognition of the above average amount of catastrophe and storm losses incurred during the prior three years and a projected decline in investment income due to the persistent low interest rate environment, the commercial lines marketplace began to harden and the Company was able to implement small rate level increases. Rate levels continued to steadily improve throughout 2012, and this trend continued during 2013. During this time period, management has worked diligently with the sixteen branch offices to stress the importance of achieving modest, but consistent, commercial lines rate increases whenever possible. These efforts have been successful, and the Company has been able to achieve high-single-digit rate increases during the past two years in the commercial lines of business. Commercial lines rate levels are expected to continue to increase in 2014, but at a lower level. Management will continue to work with the branch offices to ensure that all opportunities for additional rate increases are pursued.

Possible changes in GAAP
The Financial Accounting Standards Board (FASB) is expected to propose several significant changes to current GAAP during the next several years, including the prescribed accounting for leases and financial instruments. Depending on the outcome of these initiatives, the accounting rules and required disclosures for public companies could change significantly. Management is closely monitoring developments in this area and will evaluate any proposed accounting standards that are exposed for public comment during 2014 to identify changes that would be required in the Company’s data/systems to comply with the new accounting standards.
The FASB issued an exposure draft on accounting for insurance contracts on June 27, 2013 that would have had a significant impact on insurance companies that issue short-duration contracts, which would include most property and casualty insurance contracts. On February 20, 2014, the FASB announced that it was scaling back the scope of its insurance contracts project in response to feedback from constituents that the costs of implementation would outweigh any benefits to be achieved from applying the proposed guidance to all contracts that met a new definition of an insurance contract. The FASB also noted that insurers and users of the financial statements indicated the current accounting model for short-duration contracts provides reasonable measurement and recognition guidance. As a result, the FASB indicated that it will focus on improving disclosures for short-duration contracts. However, it should be noted that any change to the definition of insurance that the FASB makes for long-duration contracts could affect an entity's ability to use the current short-duration accounting model.

Reserving methodology
The Company’s reserving methodology is focused on maintaining a consistent level of overall reserve adequacy. Management does not use accident year loss picks to establish the property and casualty insurance segment's carried reserves. Case loss and incurred but not reported (IBNR) loss reserves, as well as settlement expense reserves, are established independently of each other and added together to get the total loss and settlement expense reserve. The property and casualty insurance segment's reserving methodology also includes bulk case loss reserves, which supplement the aggregate case loss reserves and are used by management to establish its best estimate of the liability for reported claims.

There is an inherent amount of uncertainty involved in the establishment of insurance liabilities. This uncertainty is greatest in the current and more recent accident years because a smaller percentage of the expected ultimate claims have been reported, adjusted and settled compared to more mature accident years. For this reason, the property and casualty insurance segment's carried reserves for these accident years reflect prudently conservative assumptions. As the carried reserves for these accident years run off, the overall expectation is that, more often than not, favorable development will occur. However, there is also the possibility that the ultimate settlement of liabilities associated with these accident years will show adverse development, and such adverse development could be substantial.
The property and casualty insurance segment's bulk reserves (formula IBNR loss reserve, bulk case loss reserve and settlement expense reserve) are initially established for all accident years combined, and the total is then allocated to the various accident years. During this allocation process, a portion of the total bulk reserves may be reallocated from the current accident year to prior accident years, or from prior accident years to the current accident year, to achieve the actuarial department's desired reserve level by accident year. When reserves are moved to, or from, prior accident years, the change is reported as development on prior years' reserves. However, this type of development is "mechanical" in nature, and does not have an impact on earnings because the total amount of carried reserves did not change. Management identifies, quantifies and discloses this "mechanical" development so that users of the Company's financial statements can better understand how development on prior years' reserves impacts the Company's results of operations.
For the reasons noted above, development amounts reported on prior accident years’ reserves are less meaningful under the property and casualty insurance segment’s reserving methodology than reserving methodologies utilized by other insurers. Accordingly, from management’s perspective, whether the Company has maintained a consistent level of overall reserve adequacy is more relevant to understanding the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

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
Management evaluates the Company’s operations by monitoring key measures of growth and profitability. Management measures the Company’s growth by examining direct premiums written and, perhaps more importantly, premiums written assumed from affiliates. Management generally measures the Company’s operating results by examining the Company’s net income and return on equity, as well as the loss and settlement expense, acquisition expense and combined ratios. The following provides further explanation of the key measures management uses to evaluate the Company’s results:
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

Net Premiums Written. Net premiums written is calculated by summing direct premiums written, premiums written assumed from affiliates and nonaffiliates, and then subtracting from that result premiums written ceded to affiliates and nonaffiliates. For the property and casualty insurance segment, premiums written ceded to nonaffiliates is the portion of the direct and assumed premiums written that is transferred to 1) reinsurers in accordance with the terms of the underlying reinsurance contracts, based upon the risks they accept, and 2) state organizations on a mandatory basis in connection with various workers' compensation and assigned risk programs. For the reinsurance segment, premiums written ceded to nonaffiliates reflects reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual. Premiums written ceded to affiliates includes both the cession of the Company’s property and casualty insurance subsidiaries’ direct business to Employers Mutual under the terms of the pooling agreement, and premiums ceded by the Company’s reinsurance subsidiary to Employers Mutual under the terms of the excess of loss agreement with Employers Mutual. See note 3 of Notes to Consolidated Financial Statements. Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.
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
Catastrophe and storm losses. For the property and casualty insurance segment, catastrophe and storm losses include losses attributed to events that have occurred in the United States which have been assigned an occurrence number by Property Loss Reinsurance Bureau (PLRB) Catastrophe Services. According to PLRB, an occurrence number is assigned when an event has produced conditions severe enough to have caused, or to be likely to have caused, property damage. For the reinsurance segment, catastrophe and storm losses include losses that have occurred in the United States, Puerto Rico and the U.S. Virgin Islands which have been designated as catastrophes by Property Claims Services (PCS), as well as non-U.S. catastrophe and storm losses reported by the ceding companies. According to PCS, catastrophe serial numbers are assigned to events that cause $25,000 or more in direct insured losses to property, and affect a significant number of policyholders and insurers.

CRITICAL ACCOUNTING POLICIES
The following accounting policies are considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures. The assumptions utilized in the application of these accounting policies are complex and require subjective judgment.

Loss and settlement expense reserves
Processes and assumptions for establishing loss and settlement expense reserves
In the property and casualty insurance segment, liabilities for losses are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, and estimates of IBNR losses. Case loss reserves are established independently of the IBNR loss reserves and the two amounts are added together to determine the total liability for losses. Under this methodology, adjustments to the individual case loss reserve estimates do not result in a corresponding adjustment in IBNR loss reserves. An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.
In the reinsurance segment, Employers Mutual records the case and IBNR loss reserves reported by the ceding companies for the Home Office Reinsurance Assumed Department (“HORAD”). Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve, which is based on an actuarial reserve analysis, to cover a lag in reporting. For MRB, Employers Mutual records the case and IBNR loss reserves reported to it by the management of the association, along with a relatively small IBNR loss reserve to cover a one month reporting lag. To verify the adequacy of the reported reserves, an actuarial evaluation of MRB’s reserves is performed at each year-end.
Property and Casualty Insurance Segment
Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2013 and 2012.

	December 31, 2013
Line of business	Case	IBNR	Settlement expense	Total
Commercial lines:
Automobile	$45,055	$7,158	$11,129	$63,342
Property	18,019	762	3,459	22,240
Workers' compensation	119,964	18,688	19,302	157,954
Liability	60,951	42,260	50,443	153,654
Bonds	977	824	876	2,677
Total commercial lines	244,966	69,692	85,209	399,867

Personal lines:
Automobile	16,971	1,012	1,986	19,969
Property	3,982	835	1,105	5,922
Total personal lines	20,953	1,847	3,091	25,891
Total property and casualty insurance segment	$265,919	$71,539	$88,300	$425,758

	December 31, 2012
Line of business	Case	IBNR	Settlement expense	Total
Commercial lines:
Automobile	$41,381	$7,084	$10,475	$58,940
Property	14,816	590	3,129	18,535
Workers' compensation	118,074	20,255	19,757	158,086
Liability	57,405	41,911	48,425	147,741
Bonds	3,953	(1,407)	1,002	3,548
Total commercial lines	235,629	68,433	82,788	386,850

Personal lines:
Automobile	16,227	1,267	1,998	19,492
Property	4,118	621	1,236	5,975
Total personal lines	20,345	1,888	3,234	25,467
Total property and casualty insurance segment	$255,974	$70,321	$86,022	$412,317

The claims department establishes individual case loss reserves for direct business. Branch claims personnel establish case loss reserves for individual claims, with mandatory home office claims department review of reserves that exceed a specified threshold. The philosophy utilized to establish case loss reserves is exposure based, and implicitly assumes a consistent inflationary and legal environment. When claims department personnel establish case loss reserves, they take into account various factors that influence the potential exposure.
The claims department has implemented specific line-of-business guidelines that are used to establish the individual case loss reserve estimates. These guidelines, which are used for both short-tail and long-tail claims, require the claims department personnel to reserve for the probable (most likely) exposure for each claim. Probable exposure is defined as what is likely to be awarded if the case were to be decided by a civil court in the applicable venue or, in the case of a workers’ compensation case, by that state’s Workers’ Compensation Commission. This evaluation process is repeated throughout the life of the claim at regular intervals, and as additional information becomes available. While performing these regular reviews, the branch claims personnel are able to make adjustments to the case loss reserves for location and time specific factors, such as legal venue, inflation, and changes in applicable laws.
To provide consistency in the reserving process, the claims department utilizes established claims management processes and an automated claims system. Claims personnel conduct periodic random case loss reserve reviews to verify the accuracy of the reserve estimates and adherence to the reserving guidelines. In addition, the claims department has specific line-of-business management controls for case loss reserves. For example, all workers’ compensation claim files are reviewed by management before benefits are declined, and all casualty case loss reserves are reviewed every 60 days for reserve adequacy.
The automated claims system utilizes an automatic diary process that helps ensure that case loss reserve estimates are reviewed on a regular basis. The claims system requires written documentation each time a case loss reserve is established or modified, and provides management with the information necessary to perform individual reserve reviews and monitor reserve development. In addition, the claims system produces monthly reports that allow management to analyze case loss reserve development in the aggregate, by branch, by line of business, or by claims adjuster.
The goal of the claims department is to establish and maintain case loss reserves that are sufficient, but not excessive. Since specific guidelines are utilized for establishing case loss reserves, the claims department does not incorporate a provision for uncertainty (either implicitly or explicitly) when setting individual case loss reserve estimates. The Employers Mutual’s actuaries do, however, review the adequacy of the aggregate case loss reserves on a quarterly basis and, if deemed appropriate, make recommendations for adjustments to management. Management reviews all recommendations submitted by the actuaries and considers such recommendations in the determination of its best estimate of overall liability. Adjustments to the aggregate case loss reserves, when approved by management, are accomplished through the establishment of bulk case loss reserves in the applicable line(s) of business, which supplement the aggregate case loss reserves. For financial reporting purposes, bulk case loss reserves are included in case loss reserves.

At December 31, 2013, IBNR loss reserves accounted for $71,539, or 16.8 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $70,321, or 17.1 percent, at December 31, 2012. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2013 would equate to $2,325, net of tax, which represents 5.3 percent of the net income reported for 2013 and 0.5 percent of stockholders’ equity.
The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying actuarially derived “IBNR factors” to the latest twelve months premiums earned. These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy. In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year. For example, during 2013 the actual IBNR claims reported in the 18 months following year-end 2011 were compared to the adjusted 2011 premiums earned. The 2011 ratios, together with the ratios for several prior years, were then used to develop the 2013 “IBNR factors” that were applied to premiums earned for each line of business. Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations. The selected trends are based on an analysis of industry and Company loss data.
The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns. Implicit in this assumption is that future IBNR claims emergence, relative to IBNR claims that have emerged following prior year-ends, will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves. The following table displays the impact that a five percent variance in future IBNR emergence from the projected level reflected in the December 31, 2013 IBNR factors would have on the Company’s results of operations. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the claims were reported. A variance in future IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in future IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in future IBNR emergence from frequency and severity trends underlying rate adequacy adjustments
Personal auto liability	$(54)	to	$54
Commercial auto liability	(256)	to	256
Auto physical damage	(24)	to	24
Workers' compensation	(539)	to	539
Other liability	(1,408)	to	1,408
Property	(79)	to	79
Homeowners	(18)	to	18
All Other	(37)	to	37

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

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
Personal auto liability	$(33)	to	$33
Commercial auto liability	(182)	to	182
Auto physical damage	(25)	to	25
Workers' compensation	(233)	to	233
Other liability	(631)	to	631
Property	(129)	to	129
Homeowners	(65)	to	65
All Other	(32)	to	32

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
One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2013 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
Personal auto liability	$(136)	to	$133
Commercial auto liability	(712)	to	697
Auto physical damage	(12)	to	12
Workers' compensation	(5,570)	to	4,840
Other liability	(3,905)	to	3,559
Property	(141)	to	140
Homeowners	(28)	to	28

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
Personal auto liability	$(423)	to	$384
Commercial auto liability	(1,810)	to	1,636
Auto physical damage	(117)	to	105
Workers' compensation	(3,690)	to	3,340
Other liability	(3,144)	to	2,847
Property	(722)	to	654
Homeowners	(154)	to	139
All Other	(91)	to	83

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

Line of business	After-tax impact on earnings from a five percent variance in individual case loss reserve adequacy
Personal auto liability	$(360)	to	$326
Commercial auto liability	(1,498)	to	1,353
Auto physical damage	(90)	to	81
Workers' compensation	(2,944)	to	2,663
Other liability	(2,477)	to	2,243
Property	(826)	to	748
Homeowners	(154)	to	140
All Other	(43)	to	40

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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
Personal auto liability	$(6)	to	$6
Commercial auto liability	(144)	to	144
Auto physical damage	(29)	to	29
Workers' compensation	(173)	to	173
Other liability	(1,100)	to	1,100
Property	(209)	to	209
Homeowners	(27)	to	27

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
The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses. The asbestos IBNR reserves were increased in each of the last six years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses. Settlement expense payments have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases.
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

Reinsurance Segment
Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2013 and 2012.

	December 31, 2013
Line of business	Case	IBNR	Settlement expense	Total
Pro rata reinsurance:
Property and liability	$5,223	$783	$141	$6,147
Property	8,645	8,878	477	18,000
Crop	1,407	1,055	28	2,490
Liability	957	6,138	101	7,196
Marine/Aviation	1,993	7,850	128	9,971
Total pro rata reinsurance	18,225	24,704	875	43,804

Excess of loss reinsurance:
Property	27,802	16,812	1,013	45,627
Liability	31,004	60,014	3,004	94,022
Surety	646	274	50	970
Total excess of loss reinsurance	59,452	77,100	4,067	140,619
Total reinsurance segment	$77,677	$101,804	$4,942	$184,423

	December 31, 2012
Line of business	Case	IBNR	Settlement expense	Total
Pro rata reinsurance:
Property and liability	$4,233	$647	$282	$5,162
Property	10,794	9,381	558	20,733
Crop	1,605	745	26	2,376
Liability	729	5,111	134	5,974
Marine/Aviation	1,455	4,602	93	6,150
Total pro rata reinsurance	18,816	20,486	1,093	40,395

Excess of loss reinsurance:
Property	25,944	17,778	1,018	44,740
Liability	29,567	52,264	2,866	84,697
Surety	648	250	50	948
Total excess of loss reinsurance	56,159	70,292	3,934	130,385
Total reinsurance segment	$74,975	$90,778	$5,027	$170,780

The reinsurance book of business is comprised of two major components. The first is HORAD, which includes the reinsurance business assumed by the reinsurance subsidiary through the quota share agreement and the business written directly by the reinsurance subsidiary outside of the quota share agreement. The second is MRB, which is a voluntary reinsurance pool in which Employers Mutual participates with four other unaffiliated insurers.
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
At December 31, 2013, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.
At December 31, 2013, there was no backlog in the processing of assumed reinsurance information. Approximately $114,256, or 62 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess of loss contracts. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.
Carried reserves established in addition to those reported by the ceding companies totaled approximately $70,167 at December 31, 2013. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for the small IBNR loss reserve established to cover the one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB. Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $101,804 and $90,778 at December 31, 2013 and 2012, respectively, and accounted for approximately 55 percent and 53 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2013 would equate to $3,308, net of tax, which represents 7.6 percent of the net income reported for 2013 and 0.7 percent of stockholders’ equity.
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
The after-tax impact on the Company’s earnings under each scenario is as follows:

	Reinsurance segment
	MRB			HORAD
(1) Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(579)	to	$524	$(3,398)	to	$3,074

(2) One percent variance in the implicit annual claims inflation rate	(835)	to	754	(3,217)	to	2,923

(3) Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(451)	to	451	(2,219)	to	2,219

(4) Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(452)	to	452	(3,027)	to	3,027

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
For the HORAD book of business, paid and incurred loss development patterns for relatively short-tail lines of business (property and marine) are based on data reported by the ceding companies. Employers Mutual has determined that there is sufficient volume and stability in the reported losses to base projections of ultimate losses on these patterns. For longer tail lines of business (casualty), industry incurred development patterns supplement the data reported by ceding companies due to the instability of the development patterns based on reported historical losses.

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
Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2013.

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
Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the pool participants are defending approximately 1,717 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Five former policyholders and one current policyholder dominate the pool participants’ asbestos claims. Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, insulators, electrical welding suppliers, furnace manufacturers, and gasket and building supply companies).
During 2003, the pool participants were presented with several hundred plaintiff lawsuits filed against three former policyholders representing approximately 66,500 claimants related to exposure to asbestos or products containing asbestos. The vast majority of the 66,500 claims were the result of multi-plaintiff lawsuits, and were based upon nonspecific asbestos exposure and nonspecific injuries. As a result, management did not establish a significant amount of case loss reserves for these claims. Several of the multi-plaintiff lawsuits (including the vast majority of those associated with one former policyholder) were dismissed. As of December 31, 2013, approximately 2,000 of the claims remain open. During 2006, the pool participants received notice that another former policyholder was a named defendant in approximately 33,000 claims nationwide. The last of these claims were settled during 2012 for approximately $690 (the Company’s share).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to two former policyholders. One of those former policyholders, a broker of various products, including asbestos, settled a claim for approximately $450 (the Company’s share) in 2008. Prior to 2008, the asbestos exposure associated with this former policyholder had been thought to be relatively small. At December 31, 2013, nine additional claims associated with this former policyholder remain open, though similar exposure on these claims is not anticipated. The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $2,176 (the Company’s share) during the period 2009 through 2013. The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Settlement expense payments associated with this former policyholder have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases. The primary cause of this increase in paid settlement expenses is the retention of a national coordinating counsel in 2008 due to this former policyholder’s exposure in numerous jurisdictions. The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. Approximately 646 asbestos exposure claims associated with this former policyholder remain open. Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall expenses.

The pool participants are defending approximately 98 claim files as a result of lawsuits alleging “silica” exposure in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis). Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.
The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers. All of these lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury. The pool participants’ policyholders (a refractory product manufacturer, small local concrete and gravel companies and a concrete cutting machine manufacturer) that have been named as defendants in these silica lawsuits have had little or no exposure, and are routinely dismissed from silica litigation with nominal or no payment. While the expense of handling these lawsuits is high, it is not proportional to the number of plaintiffs, and is mitigated through cost sharing agreements with other insurance companies.
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
The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana. Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties. Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations. As of December 31, 2013, all Methyl Tertiary Butyl Ether (“MTBE”) claims related to the pool participants’ policyholders had been dismissed.
During 2009, the Company completed a comprehensive policy search and coverage review, and began defending (pursuant to policies issued 1969-1975) a lawsuit filed against a municipalities’ sewerage commission in United States District Court in Wisconsin in 2008. The Company has a joint defense agreement with two other companies, but currently retains the majority share. The lawsuit is potentially one of the largest CERCLA actions pending against numerous parties in the United States and seeks in excess of $1.5 billion from the defendants. The Company has established reserves for each of the six years of alleged liability (approximately $600 in aggregate as the Company’s share) along with associated settlement expenses. While the insured’s summary judgment motion was successful, future appeals are possible.
The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.
At December 31, 2013, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $9,643, which represents 1.6 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $5,288 of case loss reserves, $2,690 of IBNR loss reserves and $1,665 of bulk settlement expense reserves. Ceded reinsurance on these reserves totaled $692. Loss and settlement expense reserves were increased in 2013 because of deterioration in the implied survival ratio.

The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the pool participants’ manufacturing clients, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2013, 25 of these claims were reported to the pool participants.
The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors. Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. Newly reported construction defect claims numbered 232, 209 and 383 in 2013, 2012 and 2011, respectively, and produced incurred losses and paid settlement expenses of approximately $5,066, $2,008 and $2,157 in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $6,922 in 2013. At December 31, 2013, the Company carried case loss reserves of approximately $8,414 on 427 open construction defect claims.
The Company’s assumed casualty excess reinsurance business is also considered a highly uncertain exposure due to the significant periods of time that can elapse during the settlement of the underlying claims, and the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Employers Mutual attempts to account for this uncertainty by establishing bulk IBNR loss reserves, using conservative assumed treaty limits and, to a much lesser extent, booking of individual treaty IBNR loss reserves (if reported by the ceding company) or establishing additional case loss reserves if the reported case loss reserves appear inadequate on an individual claim. While Employers Mutual is predominantly a property reinsurer, it does write casualty excess business oriented mainly towards shorter-tail casualty lines of coverage. Employers Mutual avoids reinsuring large company working layer casualty risks, and does not write risks with heavy product liability exposures, risks with obvious latent injury manifestation and medical malpractice. Casualty excess business on large companies is written, but generally on a “clash” basis only (layers above the limits written for any individual policyholder) or specialty casualty written with claims-made forms.

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2013, 2012 and 2011:

	Property and casualty insurance segment			Reinsurance segment
	Case	IBNR	Settlement expense	Case	IBNR	Settlement expense
Reserves at:
December 31, 2013
Asbestos	$4,737	$1,375	$1,502	$104	$324	—
Environmental	311	400	164	136	591	—
Products[1]	7,112	5,428	6,285	—	—	—
Casualty excess[2]	—	—	—	28,976	59,994	2,943
December 31, 2012
Asbestos	$3,778	$1,834	$1,711	$99	$353	—
Environmental	237	572	121	67	660	—
Products[1]	6,044	5,309	5,212	—	—	—
Casualty excess[2]	—	—	—	27,759	52,127	2,730
December 31, 2011
Asbestos	$2,584	$872	$1,933	$113	$372	—
Environmental	219	663	188	66	662	—
Products[1]	5,133	4,938	4,589	—	—	—
Casualty excess[2]	—	—	—	24,141	53,376	2,259

Paid during:
2013
Asbestos	$1,030		$1,212	$23		—
Environmental	19		87	—		—
Products[1]	1,737		2,304	—		—
Casualty excess[2]	—		—	7,766		1,249
2012
Asbestos	$468		$1,585	$32		$—
Environmental	—		87	1		—
Products[1]	1,768		3,065	—		—
Casualty excess[2]	—		—	6,291		1,227
2011
Asbestos	$299		$802	$51		$2
Environmental	6		95	—		(8)
Products[1]	1,524		2,107	—		—
Casualty excess[2]	—		—	7,440		1,379
1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2013, 2012 and 2011:

	Asbestos	Environmental	Products
2013
Open claims at year-end	4,272	5	94
Reported	415	—	448
Disposed	612	—	461

2012
Open claims at year-end	4,469	5	107
Reported	363	—	414
Disposed	4,748	2	411

2011
Open claims at year-end	8,854	7	104
Reported	213	3	411
Disposed	696	—	406

Variability of loss and settlement expense reserves
The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time the reserves are established. During each quarter, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves as of the preceding quarter-end. All reserves are reviewed with the exception of reserves for involuntary workers’ compensation pools, which are set by the National Council on Compensation Insurance (NCCI) and are assumed to be adequate (the impact of potential variability of this segment on overall reserve adequacy is considered immaterial). Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2013 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance. The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance and contain a small number of adjustments from the statutory-basis amounts presented here. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
	High	Low	Carried	Reserves at high	Reserves at low
Property and casualty insurance segment	$418,850	$364,673	$405,534	$(8,655)	$26,560
Reinsurance segment	183,465	144,765	178,944	(2,939)	22,216
	$602,315	$509,438	$584,478	$(11,594)	$48,776

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

For a detailed discussion of the development experienced on prior accident years’ reserves during the past three years, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item 1 of this Form 10-K.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At December 31, 2013 seven securities were priced solely from broker quotes (none at December 31, 2012), but those securities were reported as Level 2 fair value measurements due to the broker quote prices approximating the Company's price estimates obtained by applying pricing techniques with observable inputs.
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

Investment Impairments
The Company regularly monitors its investments which have a fair value that is less than the amortized cost for indications of “other-than-temporary” impairment. Several factors are used to determine whether the amortized cost of an individual security has been “other-than-temporarily” impaired. Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below amortized cost, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis.
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
When an equity security is deemed to be “other-than-temporarily” impaired, the amortized cost is reduced to fair value and a realized loss is recognized through earnings.

Deferred policy acquisition costs and related amortization
Acquisition costs, consisting of commissions, premium taxes, and salary and benefit expenses of employees directly involved in the underwriting of insurance policies that are successfully issued, are deferred and amortized to expense as premium revenue is recognized. Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The methodology followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned. The anticipated losses and settlement expenses are based on the segment’s projected loss and settlement expense ratios for the next twelve months, which include provisions for anticipated catastrophe and storm losses based on historical results adjusted for recent trends. Utilizing these projections, deferred policy acquisition costs for the property and casualty insurance segment and the reinsurance segment were not subject to limitation at December 31, 2013. Based on an analysis performed by management, the actuarial projections of the expected loss and settlement expense ratios for the next twelve months would have needed to increase 19.7 percentage points in the property and casualty insurance segment and 10.3 percentage points in the reinsurance segment before deferred policy acquisition costs would have been subject to limitation. Such increases in the expected loss and settlement expense ratios would likely be driven by many factors, including higher provisions for anticipated catastrophe and storm losses.

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
The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension benefit obligation valuations at December 31, 2013, 2012 and 2011 were 4.17 percent, 3.24 percent and 4.13 percent, respectively. The discount rates used in the postretirement benefit obligation valuations at December 31, 2013, 2012 and 2011 were 4.71 percent, 4.03 percent and 4.59 percent, respectively. The discount rates used in the pension and postretirement benefit obligation valuations are also used in the calculation of the net periodic benefit costs for the subsequent year. A 0.25 percentage point decrease in the discount rates used in the 2013 valuations would decrease the Company’s net periodic pension and postretirement benefit costs for 2014 by approximately $57. Conversely, a 0.25 percentage point increase in the 2013 discount rates would increase the Company’s net periodic pension and postretirement benefit costs for 2014 by approximately $56.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the calculation of the net periodic pension benefit costs for the years ended December 31, 2013 and 2012 was 7.25 percent. The expected long-term rate of return on plan assets used in the calculation of the net periodic postretirement benefit costs for the years ended December 31, 2013 and 2012 was 6.50 percent and 6.25 percent, respectively. The expected rate of return on plan assets to be used in the calculation of the 2014 net periodic benefit costs for the pension and postretirement benefit plans will be 7.25 percent and 6.75 percent, respectively. The actual rate of return earned on plan assets during 2013 was approximately 21 percent for both the pension and postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the expected long-term rate of return assumption for 2014 would change the Company’s net periodic pension and postretirement benefit costs by approximately $263. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
The health care cost trend rate assumption represents the anticipated change in the cost of health care benefits due to factors outside of the plan. These factors include health care inflation, changes in health care utilization and delivery patterns, technological advances, and the overall health of the plan participants. The health care cost trend rate assumption is based on published information and general economic conditions. The health care cost trend rate assumption for 2013 was 7.5 percent, and is assumed to decrease gradually to 5 percent in 2024 and remain at that level thereafter. In 2012 and 2011, the assumptions were 7.75 percent and 8.0 percent, respectively, both declining gradually to 5 percent and remaining at that level thereafter. A one percentage point increase in the assumed health care cost trend rate would increase the Company’s net periodic postretirement benefit cost for 2014 by approximately $797. Conversely, a one percentage point decrease in the assumed health care cost trend rate would decrease the Company’s net periodic postretirement benefit cost for 2014 by approximately $615.
In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2013, all of the benefit plans except the qualified defined benefit pension plan had accumulated actuarial losses in excess of the corridor that will be partially amortized into expense in 2014. The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2014 amounts to $544. Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods of the participants. As of December 31, 2013, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the qualified defined benefit pension plan has prior service costs that are being amortized into expense in future periods. The net amount of prior service credit being amortized into income during 2014 is $3,307.
In accordance with GAAP, the funded status of defined benefit pension or other postretirement plans is recognized as an asset or liability on the balance sheet. Changes in the funded status of the plans are recognized through other comprehensive income.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three years ended December 31, 2013 are as follows:

	Year ended December 31,
	2013	2012	2011
Property and casualty insurance
Premiums earned	$392,719	$357,139	$321,649
Losses and settlement expenses	260,917	233,892	251,449
Acquisition and other expenses	142,237	131,454	116,588
Underwriting loss	$(10,435)	$(8,207)	$(46,388)

Loss and settlement expense ratio	66.4%	65.5%	78.2%
Acquisition expense ratio	36.3%	36.8%	36.2%
Combined ratio	102.7%	102.3%	114.4%

Losses and settlement expenses:
Insured events of current year	$268,198	$246,949	$271,612
Decrease in provision for insured events of prior years	(7,281)	(13,057)	(20,163)

Total losses and settlement expenses	$260,917	$233,892	$251,449

Catastrophe and storm losses	$37,262	$34,372	$52,448

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years in the property and casualty insurance segment (no impact on earnings).  The result is an approximation of the implied amount of favorable development that had an impact on earnings.

	Year ended December 31,
	2013	2012	2011
Reported amount of favorable development experienced on prior years' reserves	$(7,281)	$(13,057)	$(20,163)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	6,526	(4,551)	1,396
Approximation of the implied amount of favorable development that had an impact on earnings	$(755)	$(17,608)	$(18,767)

	Year ended December 31,
	2013	2012	2011
Reinsurance
Premiums earned	$122,787	$101,707	$94,753
Losses and settlement expenses	72,370	69,496	91,525
Acquisition and other expenses	29,109	22,370	20,501
Underwriting profit (loss)	$21,308	$9,841	$(17,273)

Loss and settlement expense ratio	58.9%	68.3%	96.6%
Acquisition expense ratio	23.7%	22.0%	21.6%
Combined ratio	82.6%	90.3%	118.2%

Losses and settlement expenses:
Insured events of current year	$77,874	$82,172	$104,461
Decrease in provision for insured events of prior years	(5,504)	(12,676)	(12,936)

Total losses and settlement expenses	$72,370	$69,496	$91,525

Catastrophe and storm losses	$11,316	$19,088	$27,883

	Year ended December 31,
	2013	2012	2011
Consolidated
REVENUES
Premiums earned	$515,506	$458,846	$416,402
Net investment income	43,022	44,145	46,111
Realized investment gains	8,997	8,017	9,303
Other income	826	859	828
	568,351	511,867	472,644
LOSSES AND EXPENSES
Losses and settlement expenses	333,287	303,388	342,974
Acquisition and other expenses	171,346	153,824	137,089
Interest expense	384	900	900
Other expense	2,481	2,122	2,673
	507,498	460,234	483,636

Income (loss) before income tax expense (benefit)	60,853	51,633	(10,992)
Income tax expense (benefit)	17,334	13,667	(8,255)
Net income (loss)	$43,519	$37,966	$(2,737)

Net income (loss) per share	$3.33	$2.95	$(0.21)

Loss and settlement expense ratio	64.7%	66.1%	82.4%
Acquisition expense ratio	33.2%	33.5%	32.9%
Combined ratio	97.9%	99.6%	115.3%

Losses and settlement expenses:
Insured events of current year	$346,072	$329,121	$376,073
Decrease in provision for insured events of prior years	(12,785)	(25,733)	(33,099)

Total losses and settlement expenses	$333,287	$303,388	$342,974

Catastrophe and storm losses	$48,578	$53,460	$80,331

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years in the property and casualty insurance segment (no impact on earnings).  The result is an approximation of the implied amount of favorable development that had an impact on earnings.

	Year ended December 31,
	2013	2012	2011
Reported amount of favorable development experienced on prior years' reserves	$(12,785)	$(25,733)	$(33,099)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	6,526	(4,551)	1,396
Approximation of the implied amount of favorable development that had an impact on earnings	$(6,259)	$(30,284)	$(31,703)

Year ended December 31, 2013 compared to year ended December 31, 2012
The Company reported net income of $43,519 ($3.33 per share) in 2013 compared to $37,966 ($2.95 per share) in 2012.  The reinsurance segment produced exceptionally good results in 2013, and the property and casualty insurance segment's results were in line with expectations. The increase in net income is primarily attributed to an overall increase in premium rate adequacy in 2013 as a result of the rate level increases implemented during 2012 and 2013. High-single-digit rate level increases in the property and casualty insurance segment have outpaced the industry average and the increase in loss costs. The Company continues to seek good opportunities for new business in the Northwest, Southwest and Southeast parts of the United States. This growth outside of the Company's core market in the Midwest, if achieved, will help diversify the Company's book of business geographically, while maintaining the current industry and line-of-business mix.

Premium income
Premiums earned increased 12.3 percent to $515,506 in 2013 from $458,846 in 2012.  In the property and casualty insurance segment, the majority of the increase is attributable to rate level increases on renewal business and growth in insured exposures on existing accounts.  In the reinsurance segment, the increase is attributable to a large increase in the amount of premiums earned on the offshore energy and liability proportional account, moderate rate level increases and the addition of some new business.  Premium rates in the property and casualty insurance market are expected to continue to rise in 2014, though at a somewhat lower level than seen during 2013, which should position the property and casualty insurance segment for improved performance as the higher premiums become earned. Premium rates in the reinsurance market are expected to decline during 2014, especially for catastrophe excess business; however, this business only accounts for approximately 20 percent of the reinsurance segment's total book of business. Despite the decline in premium rate levels, premium income for the reinsurance segment is expected to grow in 2014, but at a more modest level than 2013.
Premiums earned for the property and casualty insurance segment increased 10.0 percent to $392,719 in 2013 from $357,139 in 2012.  The increase in premiums earned is primarily associated with renewal business, which increased nine percent, and reflects a combination of rate level increases, growth in insured exposures and an increase in retained policies. Renewal rates across both commercial and personal lines of business increased approximately 7.4 percent during 2013, and are expected to continue to rise in 2014, though at a lower level.  The pool participants have not implemented broad-based rate level increases across the entire book of business, but have instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach has allowed the property and casualty insurance segment to retain its core book of business, while improving underwriting margins.  While renewal rates for personal lines of business increased, premiums were down slightly due to an intentional reduction in policy count to lessen exposure concentrations.  Due to the decrease in personal lines policy count and the continued emphasis on rate increases, overall policy retention declined slightly during 2013, but remained strong at 85.0 percent (commercial lines at 86.3 percent and personal lines at 83.5 percent).  New business continues to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums.  New business premium increased eight percent in the commercial lines of business (policy count increased one percent), but total new business premium only increased six percent due to a significant decline in personal lines new business premium.
Premiums earned for the reinsurance segment increased 20.7 percent to $122,787 in 2013 from $101,707 in 2012.  The increase is primarily attributed to a large increase in the amount of premiums earned on the offshore energy and liability proportional account, moderate rate level increases implemented during the January 1 renewal season, and the addition of some new business.  Premiums earned during 2013 reflect a reduction in the cost of the excess of loss coverage provided by Employers Mutual from 10.0 percent of total assumed reinsurance premiums written in 2012 to 9.0 percent in 2013; however, the total amount of premiums ceded to Employers Mutual for this coverage increased due to a large increase in assumed reinsurance premiums written.
Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual became a one-fifth participant in MRB, down from its previous one-fourth participation.  This resulted in a 11.3 percent decline in earned premiums assumed from MRB in 2013. In connection with Employers Mutual’s decreased participation in MRB, the reinsurance segment recorded a $585 portfolio adjustment decrease in premiums written in the first quarter of 2013. This portfolio adjustment did not affect earned premium since there was a corresponding decrease in unearned premiums.  Nine percent of this amount ($53) was recorded as a reduction in the cost of the excess of loss coverage provided by Employers Mutual, and the reinsurance segment recognized $223 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate the business ceded to Church Mutual.

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

Losses and settlement expenses
Losses and settlement expenses increased 9.9 percent to $333,287 in 2013 from $303,388 in 2012, but the loss and settlement expense ratio decreased to 64.7 percent in 2013 from 66.1 percent in 2012.  The decrease in the loss and settlement expense ratio is attributed to an overall improvement in rate adequacy, as well as a decline in catastrophe and storm losses; however, these improvements were partially offset by a decline in favorable development on prior years' reserves. Development amounts can vary significantly from year to year depending on a number of factors, including the number of claims settled and the settlement terms, and should therefore not be considered a reliable factor in assessing the adequacy of the Company's carried reserves. The actuarial analysis of the Company's carried reserves as of December 31, 2013 indicates that the level of reserve adequacy is consistent with other recent evaluations.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 66.4 percent in 2013 from 65.5 percent in 2012.  This increase is primarily attributed to a decline in the implied amount of favorable development on prior years' reserves that had an impact on earnings, which totaled $755 (0.2 percent of earned premiums) in 2013 compared to $17,608 (4.9 percent of earned premiums) in 2012. The lower amount of favorable development in 2013 is primarily attributed to unfavorable outcomes on a few large prior year claims. The implied amounts of favorable development that had an impact on earnings do not include $6,526 of favorable development in 2013 and $4,551 of adverse development in 2012 that are included in the reported amounts of favorable development, because these amounts resulted solely from changes in the allocation of bulk reserves between the current and prior accident years, and therefore did not have an impact on earnings. Earnings are only impacted by changes in the total amount of carried reserves. The increase in the loss and settlement expense ratio was mitigated by an improvement in overall premium rate adequacy. Excluding the impact of catastrophe and storm losses, large losses, and related development, claims frequency increased 0.6 percent, and claims severity increased 2.9 percent during 2013. As a result, the increase in loss costs was more than offset by the rate level increases implemented during the year. Catastrophe and storm losses, while higher in amount, declined as a percentage of premiums earned (9.5 percentage points in 2013, compared to 9.6 percentage points in 2012 and 9.4 percentage points for the most recent 10-year average). Large losses (which the Company defines as losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses) increased to $22,240 in 2013 (5.7 percent of premiums earned) from $21,241 in 2012 (5.9 percent of premiums earned).
The loss and settlement expense ratio for the reinsurance segment decreased to 58.9 percent in 2013 from 68.3 percent in 2012.  This decrease is primarily attributed to significant declines in both crop reinsurance losses and catastrophe and storm losses; however, the impact of these declines on the loss and settlement expense ratio was partially offset by a decline in the amount of favorable development experienced on prior years' reserves. The decline in favorable development is primarily attributed to three factors. First, a large amount of favorable development was experienced in 2012 due to a reduction in the amount of IBNR reserves carried for the unusually large number of catastrophe and storm events that occurred in 2011. Second, reported losses associated with prior accident years' were higher in 2013 than 2012. And third, the "expected loss ratios" used in the development methodologies applied to the 2012 contract year were somewhat lower than previous contract years due to an extensive actuarial study completed during 2012 (prior contract years' "expected loss ratios" were not adjusted). Carried reserves for the 2013 contract year were also established using the lower "expected loss ratios" produced by the new development methodology, and will continue to be used to establish carried reserves for subsequent contract years (pending actuarial review). This is expected to result in a decline in the amount of favorable development reported by the reinsurance segment in future years. Catastrophe and storm losses were above average in 2012, as the reinsurance segment had three events, including Superstorm Sandy, which exceeded the $4,000 retention amount under the excess of loss agreement. Losses from these three events totaled $23,722, with $12,000 retained by the reinsurance segment and the remaining $11,722 ($11,000 from Superstorm Sandy alone) ceded to Employers Mutual. During 2012, the reinsurance segment also incurred $6,057 of losses on U.S. multi-peril crop reinsurance programs that resulted from the severe drought conditions that existed in much of the United States. Because the losses from the crop reinsurance programs were not attributed to a specific event, they were not subject to the $4,000 cap on losses per event under the excess of loss agreement.

Acquisition and other expenses
Acquisition and other expenses increased 11.4 percent to $171,346 in 2013 from $153,824 in 2012.  However, the acquisition expense ratio decreased to 33.2 percent in 2013 from 33.5 percent in 2012.  The increase in acquisition expenses is primarily attributed to an increase in commission expense (including contingent commissions) and policyholder dividend expense; however, the acquisition expense ratio declined due to the increase in premium income. The decrease in the acquisition expense ratio was limited somewhat by a large negative commission adjustment recorded in the reinsurance segment during the first quarter of 2012 in connection with the cancellation of a large MRB account.
For the property and casualty insurance segment, the acquisition expense ratio decreased to 36.3 percent in 2013 from 36.8 percent in 2012.  This decrease is primarily attributed to the increase in premium income; however, the decrease was somewhat limited by higher policyholder dividend expense, and to a lesser extent, higher contingent commission expense. The higher policyholder dividend expense was produced by large increases in a few safety dividend groups that experienced improved underwriting results in 2013.
For the reinsurance segment, the acquisition expense ratio increased to 23.7 percent in 2013 from 22.0 percent in 2012.  The increase is primarily attributed to the combination of higher contingent commission expense and a $1,362 negative commission allowance recorded in the first quarter of 2012 in connection with the cancellation of a large MRB account. However, a portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654 during the first quarter of 2012. During the first quarter of 2013, the reinsurance segment recognized a $223 negative commission allowance in conjunction with the addition of Church Mutual to MRB.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105 during the first quarter of 2013.  The higher contingent commission expense is largely from new contracts that carry contingent commission provisions. The increase in premium income helped mitigate the impact that the increased expenses had on the acquisition expense ratio.

Investment results
Net investment income decreased 2.5 percent to $43,022 in 2013 from $44,145 in 2012.  This decline is primarily attributable to the prolonged low interest rate environment, but was mitigated by considerable growth in the fixed maturity portfolio, strong dividend earnings on the equity portfolio, and a slight increase in interest rates. Current interest rate levels remain below the average coupon rate of the fixed maturity portfolio, and will therefore likely limit future growth in net investment income. It should be noted that the decline in investment income reported for 2013 reflects a $160 increase in the amount of funds received from settlements of securities litigation.  Excluding this amount from the calculation, the decline in investment income would have been 2.9 percent. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly to 4.03 percent at December 31, 2013 from 4.23 percent at December 31, 2012.  Management is actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of the new equity strategy in 2012 that emphasizes dividend income (see discussion below).  The effective duration of the fixed maturity portfolio, excluding interest-only securities, increased to 5.65 at December 31, 2013 from 4.20 at December 31, 2012. Duration extended as interest rates rose during 2013.
At the end of the first quarter of 2012, management reinvested approximately $35,000 from the core equity portfolio and $10,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy has less price volatility than the overall market.  The Company’s equity security holdings produced dividend income of $4,619 in 2013 and $3,852 in 2012.
The Company reported net realized investment gains of $8,997 in 2013 compared to $8,017 in 2012.  During the fourth quarter of 2013, the Company took advantage of the outsized equity returns realized during the year by selling some stocks. The Company experienced an unusually large amount of realized investment gains in the first quarter of 2012, primarily from the sale of securities from the core equity portfolio to fund the new equity portfolio that emphasizes dividend income.
As previously noted, management hired an outside manager during the first quarter of 2014 to implement an equity tail-risk hedging strategy to help protect the Company from a sudden and significant decline in the value of its equity portfolio. When fully implemented, the hedging strategy will help protect the Company from significant monthly downside price volatility in the equity markets. There is a cost associated with this protection, which will reduce the amount of investment income earned in 2014, and future periods if the strategy is continued.

Interest and other expense
The decline in interest expense during 2013 is due to a reduction in the interest rate on the property and casualty insurance segment's outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.  Included in other expense is foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $366 and $25 in 2013 and 2012, respectively.

Income tax
Income tax expense increased 26.8 percent to $17,334 in 2013 from $13,667 in 2012.  The effective tax rate for 2013 was 28.5 percent, compared to 26.5 percent in 2012. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

Year ended December 31, 2012 compared to year ended December 31, 2011
The Company reported net income of $37,966 ($2.95 per share) in 2012, a significant improvement from the $2,737 ($0.21 per share) net loss reported in 2011.  Both the property and casualty insurance segment and the reinsurance segment experienced good operating results during the second half of 2012.  The primary drivers of these good results were an increase in premium income, and a significant decline in catastrophe and storm losses from the record amount experienced in 2011.  Management had expended a great deal of time and resources into implementing much needed rate level increases in the commercial lines of business during the previous two years, and those efforts were successful.  Those rate level increases had an increasingly positive impact on operating results during 2012 as they became earned.  Future operating results will continue to be positively impacted as the rate level increases become fully earned.

Premium income
Premiums earned increased 10.2 percent to $458,846 in 2012 from $416,402 in 2011.  A number of factors contributed to the increase in premium income.  In the property and casualty insurance segment, the majority of the increase was attributed to rate level increases, growth in insured exposures and an increase in retained policies.  In the reinsurance segment, the increases were attributed to rate level increases and a new offshore energy and liability account.  Premium rate levels improved in all lines of business, and were expected to continue to improve in 2013.
Premiums earned for the property and casualty insurance segment increased 11.0 percent to $357,139 in 2012 from $321,649 in 2011.  The vast majority of the increase in premiums earned was associated with renewal business, and reflected a combination of rate level increases, growth in insured exposures and an increase in retained policies.  Renewal business premium increased 9.5 percent during 2012.  Renewal rates on the six major lines of commercial business increased steadily during 2012 and ended the year at approximately 6 percent.  Management anticipated that overall rate level increases of approximately 6 percent would continue to be achieved at least through 2013.  Renewal rates for personal lines of business also increased, but did not have a significant impact on premiums earned due to an intentional reduction in policy count.  Overall policy retention remained stable at approximately 87 percent.  New business continued to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums.  New business premium increased 19 percent in the commercial lines of business (the associated policy count increased 8.5 percent), but total new business premium increased only 7 percent due to a significant decline in personal lines new business premium.  New business applications in the commercial lines of business were up significantly during 2012, but careful underwriting resulted in a large number of declinations.

Premiums earned for the reinsurance segment declined 14.4 percent in the fourth quarter, but increased 7.3 percent to $101,707 for the year from $94,753 in 2011.  The decrease in the fourth quarter was primarily attributed to a significant decline in the year-end estimate of “earned but not reported” premiums on several pro rata accounts, including the new offshore energy and liability account.  The increase for the year was primarily attributed to rate level increases implemented during the January 1 renewal season and the new offshore energy and liability proportional account; however, the increase was limited by the cancellation of a large pro rata account written by MRB.  Rate levels, which had previously been declining, began trending higher during 2011 due to the large number of severe catastrophic events that occurred during the year.  This improved pricing continued through the January 1, 2012 renewal season, with rate increases averaging approximately 10 percent, and larger increases being achieved on contracts containing catastrophe exposures.  However, the pace of rate increases slowed somewhat during 2012, with July 1 renewal rates increasing approximately five to seven percent.  The new offshore energy and liability account generated approximately $12,375 of annual premiums (after the 10.0 percent charge for the excess of loss coverage) during the 2012 underwriting year.  Since the underlying policies had effective dates throughout the 2012 underwriting year, approximately 48.0 percent of this amount was earned during calendar year 2012, with the balance to be earned during calendar year 2013.  Annual premiums for the 2013 underwriting year were projected to be approximately $14,000.  The account covered oil rigs, platforms, and floating production, storage and offloading systems worldwide, with 56 percent of the premiums coming from the United States and United Kingdom.  The focus was on small to medium-sized enterprises involved with energy exploration and production, which comprised approximately 75 percent of the account.  The account also included a small number of larger enterprises and a number of state-owned oil and gas companies.  Specialized underwriting and engineering areas worked closely together to technically analyze each risk.  Gulf of Mexico windstorm exposure was minimal and first party removal of wreck was restricted in liability policies.
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
Effective January 1, 2011, Country Mutual Insurance Company (Country Mutual) discontinued its participation in MRB.  As a result, Employers Mutual became a one-fourth participant in MRB, up from its previous approximate one-fifth participation.  In connection with Employers Mutual’s increased participation in MRB, the reinsurance segment recorded a $1,023 portfolio adjustment increase in premiums written in the first quarter of 2011 that offset a corresponding increase in unearned premium.  The reinsurance segment ceded ten percent of this amount ($102) to Employers Mutual under the terms of the excess of loss agreement, and recognized $399 of commission expense to compensate Country Mutual for the acquisition costs incurred to generate this business.
Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of  MRB.  As a result, Employers Mutual would once again become a one-fifth participant in MRB.  The addition of Church Mutual was expected to strengthen the association’s surplus base and favorably impact future marketing efforts.  However, there would be a short-term negative impact on the Company’s earned premiums since the association’s business would now be split between five participants rather than four.
Under the terms of the quota share agreement, the reinsurance subsidiary received reinstatement premium income that was collected by Employers Mutual from the ceding companies when reinsurance coverage was reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement was automatically reinstated without cost.  This arrangement could produce unusual underwriting results for the reinsurance subsidiary when a large loss event occurs because the reinstatement premium income received by the reinsurance subsidiary may approximate, or even exceed, the amount of losses retained.  The reinsurance subsidiary recognized $2,344 and $3,139 of reinstatement premium income (net amount after 10 percent was ceded back to Employers Mutual under the terms of the excess of loss agreement) in 2012 and 2011, respectively.

Losses and settlement expenses
Losses and settlement expenses decreased 11.5 percent to $303,388 in 2012 from $342,974 in 2011, and the loss and settlement expense ratio decreased to 66.1 percent in 2012 from 82.4 percent in 2011.  The significant improvement in the 2012 loss and settlement expense ratio was primarily attributed to a decline in catastrophe and storm losses, as well as the increase in premium income previously noted.  Catastrophe and storm losses declined from the record amount experienced in 2011 to a more normal level of 11.7 percentage points of the 2012 loss and settlement expense ratio.  The most recent 10-year average for this period (which included the record catastrophe and storm losses experienced in 2008 and 2011) was 9.7 percentage points.  In comparison, catastrophe and storm losses accounted for 19.3 percentage points of the loss and settlement expense ratio in 2011.  Losses associated with Superstorm Sandy were capped at $4,000 in the reinsurance segment and totaled only $907 in the property and casualty insurance segment.  Since premiums earned were utilized in the calculation of the loss and settlement expense ratio, the rate level increases implemented during the previous two years also had a favorable impact on the 2012 ratio.  The actuarial analysis of the Company’s carried reserves as of December 31, 2012 indicated that the level of reserve adequacy was consistent with other recent evaluations.  From management’s perspective, this measure was more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratio for the property and casualty insurance segment decreased to 65.5 percent in 2012 from 78.2 percent in 2011.  This decrease was primarily attributed to a significant decline in catastrophe and storm losses and an increase in premium income.  Catastrophe and storm losses declined in 2012 to a more normal level of 9.6 percentage points of the loss and settlement expense ratio, which was slightly higher than the most recent 10-year average of 9.2 percentage points (which included the record catastrophe and storm losses experienced in 2008 and 2011).  In comparison, catastrophe and storm losses accounted for 16.3 percentage points of the 2011 loss and settlement expense ratio.  Claim frequency declined in nearly all lines of business; however, the savings associated with this decline was largely offset by an increase in loss severity. Large losses (which the Company defined as losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses) decreased to $21,241 in 2012 from $24,044 in 2011.  The property and casualty insurance segment experienced $13,057 of favorable development on prior years’ reserves in 2012, compared to $20,163 in 2011.  The development amount for 2012 included $4,551 of adverse development stemming from changes in the allocation of bulk reserves between the current and prior accident years, while the 2011 amount included $1,396 of favorable development stemming from similar changes in the allocation of bulk reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years did not have an impact on earnings. This was due to the fact that such development was simply a mathematical by-product of the mechanical process used to reallocate bulk reserves to the various accident years for financial reporting purposes.  Earnings were only impacted by changes in the total amount of carried reserves.
The loss and settlement expense ratio for the reinsurance segment decreased to 68.3 percent in 2012 from 96.6 percent in 2011.  This decrease was primarily attributed to the rate level increases previously noted and a decline in catastrophe and storm losses.  While less than 2011, catastrophe and storm losses were well above average in 2012.  During 2012, the reinsurance segment had three events, including Superstorm Sandy, which exceeded the $4,000 retention amount under the excess of loss agreement.  Losses from these three events totaled $23,722, with $12,000 retained by the reinsurance segment and the remaining $11,722 ($11,000 from Superstorm Sandy alone) ceded to Employers Mutual.  During 2011, the reinsurance segment experienced an unprecedented five events with losses greater than the $3,000 retention amount.  Losses from those five events totaled $31,500 at December 31, 2011, with $15,000 retained by the reinsurance segment and the remaining $16,500 ceded to Employers Mutual.  During 2012, the reinsurance segment also incurred $6,057 of losses on U.S. multi-peril crop reinsurance programs that resulted from the severe drought conditions that existed in much of the United States.  Because the losses from the crop reinsurance programs were not attributable to a specific event, they were not subject to the $4,000 cap on losses per event under the excess of loss agreement.  The favorable development experienced on prior years’ reserves in 2012 was primarily from the HORAD book of business, and reflected a reduction in IBNR reserves for prior accident years that was greater than the actual losses reported for those accident years.

Acquisition and other expenses
Acquisition and other expenses increased 12.2 percent to $153,824 in 2012 from $137,089 in 2011.  The acquisition expense ratio also increased, totaling 33.5 percent in 2012 compared to 32.9 percent in 2011.  The large increase in acquisition and other expenses was primarily attributed to significant increases in both contingent commission and policyholder dividend expenses, both of which were reflective of the better underwriting results experienced in 2012.  The increase in the acquisition expense ratio was tempered by the significant increase in premium income.

For the property and casualty insurance segment, the acquisition expense ratio increased to 36.8 percent in 2012 from 36.2 percent in 2011.  The increase reflected higher contingent commission and policyholder dividend expenses resulting from the better underwriting results experienced in 2012, but was moderated by the significant increase in premium income.
For the reinsurance segment, the acquisition expense ratio increased to 22.0 percent in 2012 from 21.6 percent in 2011. While the increase was primarily attributed to higher contingent commission expense, the impact on the acquisition expense ratio was limited by non-recurring commission adjustments recorded in 2012 and 2011.  During 2012, a $1,362 negative commission allowance was recorded in connection with the cancellation of a large MRB account.  However, a portion of this negative commission allowance was offset by the resulting release (amortization) of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654 during the first quarter of 2012.  In 2011, the reinsurance segment recognized $399 of commission expense in conjunction with Country Mutual’s withdrawal from MRB.  A portion of this commission expense was capitalized as part of the deferred policy acquisition cost asset (to be expensed as the related premiums was earned), resulting in an immediate expense recognition of approximately $181 during the first quarter of 2011.

Investment results
Net investment income decreased 4.3 percent to $44,145 in 2012 from $46,111 in 2011.  The decrease was primarily attributed to the low interest rate environment that had persisted during the previous several years.  During that time period, available cash flow was invested in fixed maturity securities with progressively lower yields, resulting in a decline in the annualized yield of the fixed maturity portfolio.  The average coupon on the fixed maturity portfolio was 4.23 percent at December 31, 2012, compared to 4.58 percent and 4.98 percent at December 31, 2011 and 2010, respectively.  Management was actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of the new equity strategy during 2012 that emphasized dividend income (see discussion below); however, investment income was projected to decline an additional 5.0 percent in 2013.  The effective duration of the Company’s fixed maturity portfolio was 4.20 at December 31, 2012, compared to 4.65 at December 31, 2011.
At the end of the first quarter of 2012, management reinvested approximately $35,000 from the current equity portfolio and $10,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy was expected to carry less market volatility.  The Company’s equity security holdings produced dividend income of $3,852 in 2012, compared to $2,362 in 2011.
The Company reported a net realized investment gain of $8,017 in 2012 compared to $9,303 in 2011.  The Company experienced an unusually large amount of realized investment gains in the first quarters of both 2012 and 2011, totaling $8,918 and $8,258, respectively.  The realized investment gains recognized in the first quarter of 2012 primarily resulted from the sale of equity securities.  Proceeds from those sales were used to fund the purchase of equity securities in the new portfolio that emphasized dividend income.  The realized investment gains recognized during the first quarter of 2011 resulted from normal activity in the equity portfolio when market prices were at elevated levels.  “Other-than-temporary” investment impairment losses totaled $186 during 2012 compared to $5,960 in 2011.  The impairment losses in 2012 were recognized on four equity securities, while the impairment losses in 2011 were recognized on four residential mortgage-backed securities (all resulting from the intent to sell) and 36 equity securities.

Other expense
Other expense decreased 20.6 percent to $2,122 in 2012 from $2,673 in 2011.  The decrease was attributed to changes in the foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  Foreign currency exchange losses of $25 and $592 were recognized during 2012 and 2011, respectively.

Income tax
The Company had income tax expense of $13,667 in 2012 compared to an income tax benefit of $8,255 in 2011.  The effective tax rate for 2012 was 26.5 percent compared to 75.1 percent in 2011.  Note that the effective tax rate for 2011 was based on a tax benefit relative to pre-tax loss, thus an effective tax rate greater than the United States federal corporate tax rate of 35 percent was indicative of a favorable or “low” effective tax rate.  The fluctuation in the effective tax rate primarily reflected the variation in the amount of pre-tax income (loss) reported relative to the amount of tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $86,833 in 2013, $55,038 in 2012 and $11,765 in 2011.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary drivers of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies. Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2014 without prior regulatory approval is approximately $47,976.  The Company received $9,974, $12,050 and $10,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $11,275, $10,439 and $9,941 in 2013, 2012 and 2011, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2013 and 2012, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $11,968 and $51,318, respectively. The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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
The Company held $2,392 and $863 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2013 and 2012, respectively.  The Company does not hold any other unregistered securities.
The Company’s cash balance was $239 and $330 at December 31, 2013 and 2012, respectively.
Employers Mutual contributed $14,000, $15,000 and $17,400 to its qualified pension plan in 2013, 2012 and 2011, respectively, and plans to contribute approximately $15,000 to the qualified pension plan in 2014. The Company reimbursed Employers Mutual $4,321, $4,589 and $5,348 for its share of the pension contributions in 2013, 2012 and 2011, respectively. Employers Mutual contributed $500, $1,500 and $8,000 to its postretirement benefit plans in 2013, 2012 and 2011, respectively, but does not expect to make any contributions to the postretirement benefit plans in 2014 due to the plan amendment that was announced during 2013. The Company reimbursed Employers Mutual $144, $434 and $2,244 for its share of the postretirement benefit plan contributions in 2013, 2012 and 2011, respectively.

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2013.
The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2013, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum RBC requirement.
The Company’s total cash and invested assets at December 31, 2013 and 2012 are summarized as follows:

	December 31, 2013
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,009,572	$1,027,984	81.8%	$1,027,984
Equity securities available-for-sale	113,835	169,848	13.5	169,848
Cash	239	239	—	239
Short-term investments	56,166	56,166	4.5	56,166
Other long-term investments	2,392	2,392	0.2	2,392
	$1,182,204	$1,256,629	100.0%	$1,256,629

	December 31, 2012
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$920,844	$999,795	83.7%	$999,795
Equity securities available-for-sale	111,852	140,294	11.7	140,294
Cash	330	330	—	330
Short-term investments	53,419	53,419	4.5	53,419
Other long-term investments	863	863	0.1	863
	$1,087,308	$1,194,701	100.0%	$1,194,701

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2013 were as follows:

December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,540	$191	$319	$9,412
U.S. government-sponsored agencies	156,981	1,356	11,391	146,946
Obligations of states and political subdivisions	346,554	15,040	4,542	357,052
Commercial mortgage-backed	63,185	5,842	88	68,939
Residential mortgage-backed	96,058	1,073	2,952	94,179
Other asset-backed	11,456	1,192	—	12,648
Corporate	325,798	16,542	3,532	338,808
Total fixed maturity securities	1,009,572	41,236	22,824	1,027,984

Equity securities:
Common stocks:
Financial services	19,273	9,374	149	28,498
Information technology	12,645	6,301	29	18,917
Healthcare	12,801	9,144	—	21,945
Consumer staples	9,162	3,849	—	13,011
Consumer discretionary	10,722	10,309	—	21,031
Energy	14,102	7,341	326	21,117
Industrials	11,190	6,075	1	17,264
Other	13,358	4,489	36	17,811
Non-redeemable preferred stocks	10,582	316	644	10,254
Total equity securities	113,835	57,198	1,185	169,848
Total securities available-for-sale	$1,123,407	$98,434	$24,009	$1,197,832

The Company’s property and casualty insurance subsidiaries have $25,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $384, $900 and $900 in 2013, 2012 and 2011, respectively.  At December 31, 2013, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2013.
As of December 31, 2013, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all ceded paid losses and settlement expenses associated with reinsurance contracts covering the pool participants' business and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written and ceded paid losses and settlement expenses from these insurance policies and reinsurance contracts, providing full credit for the premiums written and ceded paid losses and settlement expenses generated during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection, and to a lesser extent, ceded paid losses and settlement expenses recoverable.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and ceded paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $332.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
The Company recorded “other-than-temporary” investment impairment losses totaling $64 on three equity securities during 2013, compared to $186 on four equity securities during 2012.
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

At December 31, 2013, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the amortized cost of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below amortized cost, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the amortized cost of these securities were not “other-than-temporarily” impaired at December 31, 2013.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $15,606, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.
Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2013.

December 31, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,507	$319	$—	$—	$4,507	$319
U.S. government-sponsored agencies	93,856	8,120	24,053	3,271	117,909	11,391
Obligations of states and political subdivisions	74,523	4,335	3,008	207	77,531	4,542
Commercial mortgage-backed	10,551	88	—	—	10,551	88
Residential mortgage-backed	44,243	2,482	4,600	470	48,843	2,952
Corporate	81,292	2,704	10,547	828	91,839	3,532
Total, fixed maturity securities	308,972	18,048	42,208	4,776	351,180	22,824
Equity securities:
Common stocks:
Financial services	2,801	149	—	—	2,801	149
Information technology	610	29	—	—	610	29
Consumer staples	30	—	—	—	30	—
Energy	1,450	326	—	—	1,450	326
Industrials	625	1	—	—	625	1
Other	1,499	36	—	—	1,499	36
Non-redeemable preferred stocks	2,121	128	1,484	516	3,605	644
Total, equity securities	9,136	669	1,484	516	10,620	1,185
Total temporarily impaired securities	$318,108	$18,717	$43,692	$5,292	$361,800	$24,009

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.

	Book value	Fair value	Gross unrealized loss
Due in one year or less	$—	$—	$—
Due after one year through five years	26,033	25,603	430
Due after five years through ten years	60,512	58,138	2,374
Due after ten years	225,025	208,045	16,980
Mortgage-backed securities	62,434	59,394	3,040
	$374,004	$351,180	$22,824

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2013, non-investment grade fixed maturity securities held by the Company included nine securities, all of which were residential mortgage-backed securities.  All of these securities were in an unrealized gain position at December 31, 2013.
Following is a schedule of gross realized losses recognized in 2013 from the sale of securities and from “other-than-temporary” investment impairments.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.  This schedule does not include realized losses stemming from corporate actions such as calls, pay-downs, redemptions, etc.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$3,990	$3,687	$303	$—	$303
Over three months to six months	4,985	4,563	422	—	422
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
Subtotal, fixed maturity securities	8,975	8,250	725	—	725

Equity securities:
Three months or less	11,326	10,547	779	61	840
Over three months to six months	93	77	16	—	16
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	624	521	103	—	103
Over twelve months	—	—	—	3	3
Subtotal, equity securities	12,043	11,145	898	64	962

Total realized losses in earnings	$21,018	$19,395	$1,623	$64	$1,687

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The following table reflects the Company's contractual obligations as of December 31, 2013. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss and settlement expense reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2023.  All of these lease costs are included as expenses under the pooling agreement.  Included in the following table is the Company's current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Contractual obligations
Loss and settlement expense reserves (1)	$610,181	$246,523	$226,991	$81,436	$55,231
Long-term debt (2)	25,000	—	—	—	25,000
Interest expense on long-term debt (3)	3,422	384	675	675	1,688
Real estate operating leases	7,641	1,366	2,480	1,805	1,990
Total	$646,244	$248,273	$230,146	$83,916	$83,909

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $894 and $1,016 as of December 31, 2013 and 2012, respectively.  Premium tax offsets of $894 and $996, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2013 and 2012, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities. The Company has accrued estimated second-injury fund assessments of $1,747 and $1,579 as of December 31, 2013 and 2012, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $178 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $245 at December 31, 2013 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

December 31, 2013	Estimated fair value	Hypothetical change in interest rate (bp=basis points)	Estimated fair value after hypothetical change in interest rate	Hypothetical percentage increase (decrease) in stockholders' equity
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,412	200 bp decrease	$10,503	0.16%
		100 bp decrease	9,935	0.07
		100 bp increase	8,932	(0.07)
		200 bp increase	8,488	(0.13)

U.S. government-sponsored agencies	$146,946	200 bp decrease	$164,108	2.45%
		100 bp decrease	158,899	1.71
		100 bp increase	134,096	(1.83)
		200 bp increase	121,875	(3.58)

Obligations of states and political subdivisions	$357,052	200 bp decrease	$403,608	6.65%
		100 bp decrease	382,043	3.57
		100 bp increase	329,761	(3.90)
		200 bp increase	304,746	(7.47)

Commercial mortgage-backed	$68,939	200 bp decrease	$72,424	0.50%
		100 bp decrease	70,634	0.24
		100 bp increase	67,327	(0.23)
		200 bp increase	65,795	(0.45)

Residential mortgage-backed	$94,179	200 bp decrease	$100,758	0.94%
		100 bp decrease	98,102	0.56
		100 bp increase	89,439	(0.68)
		200 bp increase	84,458	(1.39)

Other asset-backed	$12,648	200 bp decrease	$13,714	0.15%
		100 bp decrease	13,164	0.07
		100 bp increase	12,166	(0.07)
		200 bp increase	11,712	(0.13)

Corporate	$338,808	200 bp decrease	$371,321	4.64%
		100 bp decrease	354,495	2.24
		100 bp increase	324,173	(2.09)
		200 bp increase	310,501	(4.04)

Total fixed maturity securities	$1,027,984	200 bp decrease	$1,136,436	15.49%
		100 bp decrease	1,087,272	8.47
		100 bp increase	965,894	(8.87)
		200 bp increase	907,575	(17.19)

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio at December 31, 2013 was 5.65, excluding interest-only securities. Duration extended as interest rates rose during 2013.
The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2013 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $15,959.
Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2013.

	Securities available-for-sale (at fair value)
December 31, 2013	Amount	Percent
Rating:
AAA	$350,283	34.1%
AA	345,784	33.6
A	271,902	26.4
BAA	56,185	5.5
BA	1,563	0.2
B	1,254	0.1
CAA	828	0.1
CA	185	—
Total fixed maturities	$1,027,984	100.0%

Ratings for preferred stocks and fixed maturity securities are assigned by nationally recognized statistical rating organizations (referred to generically as NRSROs, which includes such organizations as Moody’s Investors Services, Inc., Standard and Poor's, etc.).  The NRSROs’ rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors.  NRSROs’ ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity operates.  For further discussion of credit risk and related topics (i.e., “other-than-temporary” impairment losses, residential mortgage-backed securities, unrealized losses in the investment portfolios, and non-investment grade securities held by the Company) see the section entitled "Investment Impairments and Considerations” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Municipal fixed maturity securities, including taxable, tax-exempt and pre-refunded securities, totaled $357,052 as of December 31, 2013.  Municipal securities are well diversified between general obligation and revenue bonds, as well as geographically.  The Company’s credit analysis of municipal securities is predominantly based on the underlying credit quality of the obligor.  Therefore, although a portion of the Company’s municipal securities are guaranteed by financial guaranty insurers, reliance is placed on the underlying obligor to pay all contractual cash flows.  The ratings of insured municipal securities generally reflect the rating of the underlying primary obligor.  The average quality of the municipal fixed maturity securities portfolio is Aa2/AA with over 99 percent of securities rated A3/A- or higher.  Approximately $68,023 of the Company’s municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities.
Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists primarily within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2013, the effective duration of the mortgage-backed securities, excluding interest-only securities, is 3.9 with an average life of 4.6 years and a yield to worst of 3.0 percent.  At December 31, 2012, the effective duration of the mortgage-backed securities was 2.6, with an average life of 3.3 years and a yield to worst of 1.4 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS
In January 2014, the Financial Accounting Standards Board (FASB) updated its guidance related to the Investments-Equity Method and Joint Ventures Topic 323 of the Accounting Standards CodificationTM (Codification or ASC).  The objective of this update is to improve the reporting of investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits.  This updated guidance allows an entity to elect to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Current accounting guidance contains similar, but more restrictive, conditions to elect to use the effective yield method to account for these investments. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2014.  Early adoption is permitted.  The Company will adopt this guidance during the first quarter of 2015.  Adoption of this guidance is not expected to have an impact on the consolidated financial condition or operating results of the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The information under the caption “Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Part II, Item 7 of this Form 10-K, is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2013, the Company maintained effective internal control over financial reporting.
The Audit Committee of the Board of Directors is comprised of three directors who are independent of the Company’s management.  The Audit Committee is responsible for the selection of the independent registered public accounting firm.  It meets periodically with management, the independent registered public accounting firm, and the internal auditors to ensure that they are carrying out their responsibilities.  In addition to reviewing the Company’s financial reports, the Audit Committee is also responsible for performing an oversight role by reviewing and monitoring the financial, accounting and auditing procedures of the Company.  The independent registered public accounting firm and the internal auditors have full and free access to the Audit Committee, with or without the presence of management, to discuss the adequacy of internal control over financial reporting and any other matters which they believe should be brought to the attention of the Audit Committee.
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

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  EMC Insurance Group Inc. and Subsidiaries’ (the Company) management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 12, 2014

Report of Independent Registered Public Accounting Firm
On Consolidated Financial Statements

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 12, 2014

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,009,572,325 and $920,843,939)	$1,027,984,013	$999,794,857
Equity securities available-for-sale, at fair value (cost $113,835,488 and $111,851,963)	169,848,274	140,293,825
Other long-term investments	2,391,987	863,257
Short-term investments	56,165,534	53,418,914
Total investments	1,256,389,808	1,194,370,853

Cash	238,821	330,392
Reinsurance receivables due from affiliate	34,759,721	34,277,728
Prepaid reinsurance premiums due from affiliate	9,717,368	5,195,892
Deferred policy acquisition costs (affiliated $37,413,643 and $34,425,593)	37,792,442	34,425,593
Prepaid pension and postretirement benefits due from affiliate	23,120,558	1,413,104
Accrued investment income	9,984,651	9,938,714
Accounts receivable	1,079,693	2,390,955
Income taxes recoverable	—	1,588,089
Goodwill	941,586	941,586
Other assets (affiliated $4,780,053 and $5,760,369)	4,908,273	5,836,200
Total assets	$1,378,932,921	$1,290,709,106
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
LIABILITIES
Losses and settlement expenses (affiliated $600,313,349 and $577,476,988)	$610,180,850	$583,096,965
Unearned premiums (affiliated $218,787,684 and $196,215,465)	220,627,284	196,215,465
Other policyholders' funds (all affiliated)	8,491,035	6,055,111
Surplus notes payable to affiliate	25,000,000	25,000,000
Amounts due affiliate to settle inter-company transaction balances	13,521,861	19,127,010
Pension and postretirement benefits payable to affiliate	3,401,045	30,714,633
Income taxes payable	1,530,131	—
Deferred income taxes	12,821,660	6,352,690
Other liabilities (affiliated $25,160,554 and $22,794,304)	28,148,819	22,938,068
Total liabilities	923,722,685	889,499,942

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,306,027 shares in 2013 and 12,909,457 shares in 2012	13,306,027	12,909,457
Additional paid-in capital	99,308,749	89,205,881
Accumulated other comprehensive income	59,010,489	47,752,375
Retained earnings	283,584,971	251,341,451
Total stockholders' equity	455,210,236	401,209,164
Total liabilities and stockholders' equity	$1,378,932,921	$1,290,709,106
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
	2013	2012	2011
REVENUES
Premiums earned (affiliated $509,703,737, $452,334,205 and $410,955,792)	$515,506,266	$458,845,999	$416,402,313
Investment income, net	43,022,175	44,145,074	46,110,925
Net realized investment gains, excluding impairment losses on securities available-for-sale	9,060,192	8,202,651	15,263,426
Total "other-than-temporary" impairment losses on securities available-for-sale	(63,647)	(185,623)	(5,874,116)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—	(86,017)
Net impairment losses on securities available-for-sale	(63,647)	(185,623)	(5,960,133)
Net realized investment gains	8,996,545	8,017,028	9,303,293
Other income (all affiliated)	826,361	859,426	828,110
Total revenues	568,351,347	511,867,527	472,644,641
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $326,129,688, $298,798,399 and $338,658,534)	333,287,449	303,387,715	342,974,437
Dividends to policyholders (all affiliated)	10,863,688	8,630,580	5,255,568
Amortization of deferred policy acquisition costs (affiliated $93,115,663, $82,539,551 and $75,900,854)	94,727,668	84,274,773	77,318,057
Other underwriting expenses (affiliated $65,574,694, $60,981,322 and $54,541,637)	65,754,441	60,918,591	54,515,442
Interest expense (all affiliated)	384,375	900,000	900,000
Other expense (affiliated $1,347,885, $2,044,343 and $2,830,745)	2,481,306	2,122,254	2,672,654
Total losses and expenses	507,498,927	460,233,913	483,636,158
Income (loss) before income tax expense (benefit)	60,852,420	51,633,614	(10,991,517)
INCOME TAX EXPENSE (BENEFIT)
Current	16,926,838	11,594,581	(9,818,259)
Deferred	406,909	2,072,604	1,564,021
Total income tax expense (benefit)	17,333,747	13,667,185	(8,254,238)
Net income (loss)	$43,518,673	$37,966,429	$(2,737,279)

Net income (loss) per common share - basic and diluted	$3.33	$2.95	$(0.21)

Average number of common shares outstanding - basic and diluted	13,086,612	12,886,667	12,912,718
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$43,518,673	$37,966,429	$(2,737,279)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of ($8,390,117), $12,849,174 and $10,712,640	(15,581,644)	23,862,752	19,894,900
Reclassification adjustment for realized investment gains included in net income (loss), net of income tax expense of ($3,148,791), ($2,805,959) and ($3,286,258)	(5,847,754)	(5,211,069)	(6,103,052)
Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income tax expense of $0, $0 and $7,507	—	—	13,941
Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income tax benefit of $0, $0 and $30,106	—	—	55,911
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income tax benefit of $765,273, $949,985 and $386,606:
Net actuarial loss	1,881,540	2,108,504	1,034,037
Prior service credit	(460,319)	(344,247)	(316,050)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	1,421,221	1,764,257	717,987
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of $16,835,696, ($2,195) and ($6,318,661):
Net actuarial gain (loss)	13,718,056	(735,887)	(11,768,434)
Prior service credit	17,548,235	731,812	33,770
Total change in funded status of affiliate's pension and postretirement benefit plans	31,266,291	(4,075)	(11,734,664)

Other comprehensive income	11,258,114	20,411,865	2,845,023

Total comprehensive income	$54,776,787	$58,378,294	$107,744
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2010	$12,927,678	$88,937,294	$24,495,487	$236,492,458	$362,852,917
Issuance of common stock through affiliate's stock plans	46,113	928,380			974,493
Repurchase of common stock	(98,200)	(1,751,696)			(1,849,896)
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		196,654			196,654
Other comprehensive income			2,845,023		2,845,023
Net income (loss)				(2,737,279)	(2,737,279)
Dividends paid to public stockholders ($.77 per share)				(3,898,471)	(3,898,471)
Dividends paid to affiliate ($.77 per share)				(6,042,846)	(6,042,846)
Balance at December 31, 2011	12,875,591	88,310,632	27,340,510	223,813,862	352,340,595
Issuance of common stock through affiliate's stock plans	33,866	657,686			691,552
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		237,563			237,563
Other comprehensive income			20,411,865		20,411,865
Net income (loss)				37,966,429	37,966,429
Dividends paid to public stockholders ($.81 per share)				(4,082,080)	(4,082,080)
Dividends paid to affiliate ($.81 per share)				(6,356,760)	(6,356,760)
Balance at December 31, 2012	12,909,457	89,205,881	47,752,375	251,341,451	401,209,164
Issuance of common stock through affiliate's stock plans	396,570	9,811,882			10,208,452
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		290,986			290,986
Other comprehensive income			11,258,114		11,258,114
Net income (loss)				43,518,673	43,518,673
Dividends paid to public stockholders ($.86 per share)				(4,526,000)	(4,526,000)
Dividends paid to affiliate ($.86 per share)				(6,749,153)	(6,749,153)
Balance at December 31, 2013	$13,306,027	$99,308,749	$59,010,489	$283,584,971	$455,210,236
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$43,518,673	$37,966,429	$(2,737,279)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $22,836,361, ($11,369,598) and $35,721,403)	27,083,885	(10,203,282)	37,159,291
Unearned premiums (affiliated $22,572,219, $15,526,088 and $12,793,258)	24,411,819	15,526,088	12,793,258
Other policyholders' funds due to affiliate	2,435,924	993,951	(3,254,591)
Amounts due to/from affiliate to settle inter-company transaction balances	(5,605,149)	(1,906,617)	2,652,814
Net pension and postretirement benefits payable to affiliate	1,267,439	2,337,666	(2,569,912)
Reinsurance receivables due from affiliate	(481,993)	5,239,380	(9,260,522)
Prepaid reinsurance premiums due from affiliate	(4,521,476)	4,182,134	152,400
Commissions payable (affiliated $2,078,026, $2,606,348 and ($5,326,118))	2,226,816	2,586,605	(5,231,377)
Deferred policy acquisition costs (affiliated ($2,988,050),($3,575,876) and ($2,170,016))	(3,366,849)	(3,575,876)	(2,170,016)
Accrued investment income	(45,937)	317,785	669,355
Current income tax	3,213,297	8,080,149	(7,312,973)
Deferred income tax	406,909	2,072,604	1,564,021
Net realized investment gains	(8,996,545)	(8,017,028)	(9,303,293)
Other, net (affiliated $1,369,372, $509,256 and ($755,075))	5,286,133	(561,848)	(1,385,685)
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	43,314,273	17,071,711	14,502,770
Net cash provided by operating activities	$86,832,946	$55,038,140	$11,765,491
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
	2013	2012	2011
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(264,177,959)	$(246,492,328)	$(210,127,051)
Disposals of fixed maturity securities available-for-sale	175,663,715	226,671,993	220,875,360
Purchases of equity securities available-for-sale	(40,579,581)	(84,761,903)	(104,379,504)
Disposals of equity securities available-for-sale	47,479,217	71,007,675	98,048,353
Purchases of other long-term investments	(1,798,225)	(855,226)	—
Disposals of other long-term investments	246,134	6,496	15,300
Disposals of fixed maturity securities held-to-maturity	—	—	388,012
Net purchases of short-term investments	(2,786,194)	(10,789,988)	(6,012,815)
Net cash used in investing activities	(85,952,893)	(45,213,281)	(1,192,345)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	10,208,452	691,552	974,493
Excess tax benefit associated with affiliate’s stock plans	95,077	(2,221)	6,622
Repurchase of common stock	—	—	(1,849,896)
Dividends paid to stockholders (affiliated ($6,749,153), ($6,356,760) and ($6,042,846))	(11,275,153)	(10,438,840)	(9,941,317)
Net cash used in financing activities	(971,624)	(9,749,509)	(10,810,098)
NET INCREASE (DECREASE) IN CASH	(91,571)	75,350	(236,952)
Cash at the beginning of the year	330,392	255,042	491,994
Cash at the end of the year	$238,821	$330,392	$255,042

Income taxes paid (recovered)	$13,713,541	$3,514,432	$(1,759,507)
Interest paid to affiliate	$900,000	$900,000	$900,000
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
The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned.  The anticipated losses and settlement expenses are not discounted and are based on the Company’s projected loss and settlement expense ratios for the next twelve months, which include catastrophe loads based on historical results adjusted for recent trends.  The occurrence of a significant catastrophe, and/or accumulation of catastrophes would not have a direct impact on the determination of premium deficiencies; however, such occurrences would be included in the historical results that are used to establish the catastrophe loads.  A premium deficiency is first recognized by expensing the amount of unamortized deferred policy acquisition costs necessary to eliminate the deficiency.  If the premium deficiency is greater than the unamortized deferred policy acquisition costs, a liability is accrued for the excess deficiency.  The Company did not record a premium deficiency for the years ended December 31, 2013, 2012 and 2011.

Certain commercial lines of business written by the property and casualty insurance subsidiaries, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 28 percent of the property and casualty insurance subsidiaries’ total net commercial premiums written in 2013.  Policyholder dividends are accrued over the terms of the underlying policy periods.
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
Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method.  Amortization of premiums and discounts on mortgage-backed securities incorporates prepayment assumptions to estimate expected lives.  Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  Included in investments at December 31, 2013 and 2012 are securities on deposit with various regulatory authorities as required by law amounting to $11,533,168 and $11,557,194, respectively.
The Company regularly monitors its investments that have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment.  Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below carrying value, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis.  When an equity security is deemed to be “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.  For fixed maturity securities, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”.  Alternatively, if the Company has the intent to sell a fixed maturity security that is in an unrealized loss position, or assesses that it will "more likely than not" be required to sell a fixed maturity security that is in an unrealized loss position before recovery of its amortized cost basis, then the carrying value is reduced to fair value and the entire amount of the impairment is recognized through earnings.

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

Stock-Based Compensation
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under these plans.  Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with a former executive officer of the Company.  The SAR agreement is based upon the market price of the Company’s common stock and is considered to be a liability-classified award because it will be settled in cash.  A portion of the compensation expense recognized by Employers Mutual (as the requisite service period for granted options and restricted stock awards is rendered, or the fair value of the SAR agreement changes) is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2).  Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock plans have an impact on the Company’s capital accounts, the disclosures required by the Compensation – Stock Compensation Topic 718 of the Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (Codification or ASC) are included in the Company’s consolidated financial statements.

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

Accounts Receivable
The accounts receivable balance consists of assumed reinsurance premiums receivable (net of any commissions) on business written directly by the reinsurance subsidiary, and commission income receivable on excess and surplus lines business marketed by EMC Underwriters, LLC.  These receivables are carried at their initial recognition amounts.  It is the Company’s policy to reflect the impairment of receivables through a valuation allowance until ultimately collected or charged-off.  No valuation allowance is currently carried, as no amounts are deemed impaired.  No interest income, other fees, or deferred costs related to these receivables are assessed or recognized.

Off-Balance-Sheet Credit Exposure
Employers Mutual collects from agents, policyholders and ceding companies all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all ceded paid losses and settlement expenses associated with reinsurance contracts covering the pool participants' business and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written and ceded paid losses and settlement expenses from these insurance policies and reinsurance contracts, providing full credit for the premiums written and ceded paid losses and settlement expenses generated during the period (not just the collected portion).  Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection, and to a lesser extent, ceded paid losses and settlement expenses recoverable.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and ceded paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $332,444.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Foreign Currency Transactions
Included in the underlying reinsurance business assumed by the reinsurance subsidiary are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies.  In accordance with the terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The reinsurance subsidiary also has foreign currency exchange gains/losses associated with the business assumed outside the quota share agreement. The assets and liabilities resulting from these foreign reinsurance transactions are reported in U.S. dollars based on the foreign currency exchange rates that existed at the balance sheet dates.  The foreign currency exchange rate gains/losses reported in the consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars re-measured from the foreign currency exchange rates that existed at the inception of each reinsurance contract.  The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as a component of other expense in the consolidated statements of income.

Net Income (Loss) Per Share - Basic and Diluted
The Company’s basic and diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, the Company had no potential common shares outstanding during 2013, 2012 and 2011 that would have been dilutive to the calculation of net income (loss) per share.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is subject to impairment if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through the income statement equal to the excess amount, but not greater than the balance of the goodwill.  Goodwill was not deemed to be impaired in 2013, 2012 or 2011.

Recent Accounting Pronouncements
In February 2013, the FASB updated its guidance related to the Comprehensive Income Topic 220 of the ASC. The objective of this update was to improve the reporting of reclassifications out of accumulated other comprehensive income. This updated guidance requires an entity to report the impact of the reclassified amounts on the respective line items of the statement of income if the amount is required to be reclassified in its entirety. For items that are not reclassified in their entirety on the statement of income in the same reporting period, cross-referencing to other existing disclosures that provide additional detail about those amounts is required. This guidance was effective for the Company beginning January 1, 2013, and did not have a material impact on the consolidated financial statements. This guidance did not impact the requirements for reporting of comprehensive income under FASB guidance issued in June 2011 (effective for the Company on January 1, 2012), which changed the presentation of comprehensive income in the financial statements. That guidance eliminated the presentation options contained in previous guidance, and instead required entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements that show the components of net income and other comprehensive income ("OCI"), including adjustments for items that are reclassified from OCI to net income. Neither guidance changed the items that must be reported in OCI, or when an item of OCI must be reclassified to net income. See Note 14, Accumulated Other Comprehensive Income, for further details.

New Accounting Pronouncements
In January 2014, the FASB updated its guidance related to the Investments-Equity Method and Joint Ventures Topic 323 of the ASC.  The objective of this update is to improve the reporting of investments in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for low-income housing tax credits.  This updated guidance allows an entity to elect to account for its investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  Current accounting guidance contains similar, but more restrictive, conditions to elect to use the effective yield method to account for these investments. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2014.  Early adoption is permitted.  The Company will adopt this guidance during the first quarter of 2015.  Adoption of this guidance is not expected to have an impact on the consolidated financial condition or operating results of the Company.

2.	AFFILIATION AND TRANSACTIONS WITH AFFILIATES
The operations of the Company are highly integrated with those of Employers Mutual through participation in a property and casualty reinsurance pooling agreement (the "pooling agreement"), a reinsurance retrocessional quota share agreement (the "quota share agreement") and an excess of loss reinsurance agreement (the “excess of loss agreement”).   All transactions occurring under the pooling agreement, quota share agreement and excess of loss agreement are based on statutory accounting principles. Certain adjustments are made to the statutory-basis amounts assumed by the property and casualty insurance subsidiaries and the reinsurance subsidiary to bring the amounts into compliance with GAAP.

Property and Casualty Insurance Subsidiaries
The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual are parties to a pooling agreement with Employers Mutual.  Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
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

Reinsurance Subsidiary
The Company’s reinsurance subsidiary is party to a quota share agreement and an excess of loss reinsurance agreement with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4,000,000 of losses per event, and also retains 20.0 percent of any losses between $4,000,000 and $10,000,000 and 10.0 percent of any losses between $10,000,000 and $50,000,000. During 2012 and 2011, all losses associated with any one event above $4,000,000 and $3,000,000, respectively, were ceded to Employers Mutual. The cost of the excess of loss reinsurance protection is 9.0 percent (10.0 percent in 2012 and 2011) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
The terms of the excess of loss agreement have been revised beginning January 1, 2014. Effective January 1, 2014, the cost of the excess of loss coverage will decrease from the current 9.0 percent of total assumed reinsurance premiums written to 8.0 percent of total assumed reinsurance premiums written (no changes to the amount of losses retained).
The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau (MRB) underwriting association, which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement.  As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by MRB are applied.  In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law.  The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  Operations of the quota share agreement and excess of loss agreement give rise to inter-company balances with Employers Mutual, which are settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to either the quota share agreement or the excess of loss agreement.
Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  The reinsurance subsidiary recognized $2,542,199, $2,343,630 and $3,139,205 of reinstatement premium in 2013, 2012 and 2011, respectively.
Premiums earned assumed by the reinsurance subsidiary from Employers Mutual, including reinstatement premiums, amounted to $129,745,885, $107,111,745 and $100,028,061 in 2013, 2012 and 2011, respectively.  The reinsurance subsidiary ceded 9.0 percent (10.0 percent in 2012 and 2011) of its total assumed reinsurance premiums written to Employers Mutual as payment for the excess of loss protection, which totaled $12,760,996, $11,916,226 and $10,721,484 in 2013, 2012 and 2011, respectively.  Losses and settlement expenses assumed by the reinsurance subsidiary from Employers Mutual amounted to $66,125,725, $74,832,154 and $103,086,914 in 2013, 2012 and 2011, respectively.  Losses and settlement expenses ceded to Employers Mutual under the excess of loss agreement totaled $822,553, $9,926,034 and $15,877,627 in 2013, 2012 and 2011, respectively.
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $26,113,939, $19,536,634 and $17,413,284 in 2013, 2012 and 2011, respectively.
The net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary from Employers Mutual was $7,644 in 2013, $53,081 in 2012 and $(749,938) in 2011.  The total amount of net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary, including the business written on a direct basis outside the quota share agreement, was $(366,338) in 2013, $(24,830) in 2012 and $(591,848) in 2011.

Services Provided by Employers Mutual
The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $3,587,989, $3,324,922 and $2,835,005 in 2013, 2012 and 2011, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $83,331,669, $76,074,327 and $73,061,011 in 2013, 2012 and 2011, respectively.
Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1,567,914, $1,297,277 and $1,182,482 in 2013, 2012 and 2011, respectively.

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
As of December 31, 2013, reinsurance ceded to four nonaffiliated reinsurers (two at December 31, 2012) totaled $24,261,121 and $16,783,964 respectively, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  The largest balance due is from the Mutual Reinsurance Bureau (MRB) underwriting association, of which the Company (through Employers Mutual) is a member with other unaffiliated reinsurers. All members of MRB have joint and several liability for MRB's obligations. For two of the other nonaffiliated reinsurers, the amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to these organizations on a mandatory basis.  Credit risk associated with these amounts is minimal, as all companies participating in these organizations are responsible for the liabilities of such organizations on a pro rata basis.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2013 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where  all amounts  flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$368,532,466	$—	$368,532,466
Assumed from nonaffiliates	3,501,067	162,291,009	165,792,076
Assumed from affiliates	425,218,093	—	425,218,093
Ceded to nonaffiliates	(23,670,306)	(20,502,167)	(44,172,473)
Ceded to affiliates	(368,532,466)	(12,760,996)	(381,293,462)
Net premiums written	$405,048,854	$129,027,846	$534,076,700

Premiums earned
Direct	$361,009,971	$—	$361,009,971
Assumed from nonaffiliates	3,275,147	151,978,261	155,253,408
Assumed from affiliates	412,664,850	—	412,664,850
Ceded to nonaffiliates	(23,221,149)	(16,429,847)	(39,650,996)
Ceded to affiliates	(361,009,971)	(12,760,996)	(373,770,967)
Net premiums earned	$392,718,848	$122,787,418	$515,506,266

Losses and settlement expenses incurred
Direct	$237,108,829	$—	$237,108,829
Assumed from nonaffiliates	2,280,529	80,854,436	83,134,965
Assumed from affiliates	267,292,454	1,199,022	268,491,476
Ceded to nonaffiliates	(8,655,974)	(8,860,465)	(17,516,439)
Ceded to affiliates	(237,108,829)	(822,553)	(237,931,382)
Net losses and settlement expenses incurred	$260,917,009	$72,370,440	$333,287,449

	Year ended December 31, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$341,306,420	$—	$341,306,420
Assumed from nonaffiliates	2,459,427	121,500,482	123,959,909
Assumed from affiliates	390,982,516	—	390,982,516
Ceded to nonaffiliates	(22,206,486)	(2,338,228)	(24,544,714)
Ceded to affiliates	(341,306,420)	(11,916,226)	(353,222,646)
Net premiums written	$371,235,457	$107,246,028	$478,481,485

Premiums earned
Direct	$328,227,401	$—	$328,227,401
Assumed from nonaffiliates	2,296,360	119,502,706	121,799,066
Assumed from affiliates	377,690,009	—	377,690,009
Ceded to nonaffiliates	(22,847,683)	(5,879,167)	(28,726,850)
Ceded to affiliates	(328,227,401)	(11,916,226)	(340,143,627)
Net premiums earned	$357,138,686	$101,707,313	$458,845,999

Losses and settlement expenses incurred
Direct	$191,281,648	$—	$191,281,648
Assumed from nonaffiliates	1,718,484	83,987,064	85,705,548
Assumed from affiliates	237,723,061	962,408	238,685,469
Ceded to nonaffiliates	(5,549,265)	(5,528,003)	(11,077,268)
Ceded to affiliates	(191,281,648)	(9,926,034)	(201,207,682)
Net losses and settlement expenses incurred	$233,892,280	$69,495,435	$303,387,715

	Year ended December 31, 2011
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$301,829,277	$—	$301,829,277
Assumed from nonaffiliates	1,610,872	123,274,743	124,885,615
Assumed from affiliates	356,622,503	—	356,622,503
Ceded to nonaffiliates	(24,939,233)	(16,059,909)	(40,999,142)
Ceded to affiliates	(301,829,277)	(10,721,484)	(312,550,761)
Net premiums written	$333,294,142	$96,493,350	$429,787,492

Premiums earned
Direct	$283,482,713	$—	$283,482,713
Assumed from nonaffiliates	1,541,807	122,064,711	123,606,518
Assumed from affiliates	344,668,820	—	344,668,820
Ceded to nonaffiliates	(24,561,412)	(16,590,129)	(41,151,541)
Ceded to affiliates	(283,482,713)	(10,721,484)	(294,204,197)
Net premiums earned	$321,649,215	$94,753,098	$416,402,313

Losses and settlement expenses incurred
Direct	$247,585,728	$—	$247,585,728
Assumed from nonaffiliates	1,619,025	122,680,597	124,299,622
Assumed from affiliates	264,217,463	732,478	264,949,941
Ceded to nonaffiliates	(14,387,241)	(16,010,258)	(30,397,499)
Ceded to affiliates	(247,585,728)	(15,877,627)	(263,463,355)
Net losses and settlement expenses incurred	$251,449,247	$91,525,190	$342,974,437

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law.  For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual) and the business assumed outside the quota share agreement. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity.

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

	Year ended December 31,
	2013	2012	2011
Gross reserves at beginning of year	$583,096,965	$593,300,247	$556,140,956
Less re-valuation due to foreign currency exchange rates	(1,569)	(386)	(392,276)
Less ceded reserves at beginning of year	31,389,594	36,842,204	29,062,553
Net reserves at beginning of year	551,708,940	556,458,429	527,470,679

Incurred losses and settlement expenses related to:
Current year	346,072,934	329,120,220	376,073,620
Prior years	(12,785,485)	(25,732,505)	(33,099,183)
Total incurred losses and settlement expenses	333,287,449	303,387,715	342,974,437

Paid losses and settlement expenses related to:
Current year	137,998,060	145,102,723	167,793,377
Prior years	167,268,783	163,034,481	146,193,310
Total paid losses and settlement expenses	305,266,843	308,137,204	313,986,687

Net reserves at end of year	579,729,546	551,708,940	556,458,429
Plus ceded reserves at end of year	30,118,493	31,389,594	36,842,204
Plus re-valuation due to foreign currency exchange rates	332,811	(1,569)	(386)
Gross reserves at end of year	$610,180,850	$583,096,965	$593,300,247

Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years in the property and casualty insurance segment does not have an impact on earnings.  This is due to the fact that such development is simply a mathematical by-product of the mechanical process used to reallocate bulk reserves to the various accident years.  Earnings are only impacted by changes in the total amount of carried reserves.
The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years in the property and casualty insurance segment (no impact on earnings).  The result is an approximation of the implied amounts of favorable development that had an impact on earnings.

	Year ended December 31,
	2013	2012	2011
Reported amount of favorable development experienced on prior years' reserves	$(12,785,485)	$(25,732,505)	$(33,099,183)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	6,526,000	(4,551,000)	1,396,000
Approximation of the implied amount of favorable development that had an impact on earnings	$(6,259,485)	$(30,283,505)	$(31,703,183)

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

2013 Development
For the property and casualty insurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $7,281,009 from the estimate at December 31, 2012.  This decrease represents 1.8 percent of the December 31, 2012 gross carried reserves and is primarily attributed to favorable development on settlement expense reserves and ceded reinsurance reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2013; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2013 as part of the annual review.  This change resulted in the movement of $6,526,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
For the reinsurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $5,504,476 from the estimate at December 31, 2012.  This decrease represents 3.2 percent of the December 31, 2012 gross carried reserves and is largely attributed to reported losses that were below the December 2012 implicit projections for policy year 2012 in the Home Office Reinsurance Assumed Department (also known as “HORAD”) book of business.

2012 Development
For the property and casualty insurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $13,056,836 from the estimate at December 31, 2011.  This decrease represented 3.1 percent of the December 31, 2011 gross carried reserves and was primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, and favorable development on settlement expense reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2012; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2012 as part of the annual review.  This change resulted in the movement of $4,551,000 of reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
For the reinsurance segment, the December 31, 2012 estimate of loss and settlement expense reserves for accident years 2011 and prior decreased $12,675,669 from the estimate at December 31, 2011.  This decrease represented 7.3 percent of the December 31, 2011 gross carried reserves and was largely attributed to reported losses that were below the December 2011 implicit projections for policy year 2011 in the HORAD book of business.

2011 Development
For the property and casualty insurance segment, the December 31, 2011 estimate of loss and settlement expense reserves for accident years 2010 and prior decreased $20,162,952 from the estimate at December 31, 2010.  This decrease represented 5.0 percent of the December 31, 2010 gross carried reserves and was primarily attributed to decreased severity associated with the final settlement of prior accident years’ claims, as well as favorable development on settlement expense reserves and ceded reinsurace reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2011; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2011 as part of the annual review.  This change resulted in the movement of $1,396,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
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

5.	ASBESTOS AND ENVIRONMENTAL CLAIMS
The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged $1,770,660 per year over the past five years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $9,642,785 and $9,432,926 ($8,950,485 and $8,777,876 net of reinsurance) at December 31, 2013 and 2012, respectively.
At present, the pool participants are defending approximately 1,717 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Five former policyholders and one current policyholder dominate the pool participants’ asbestos claims.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury.  The pool participants are defending several hundred plaintiff lawsuits (primarily multi-plaintiff lawsuits) filed against three former policyholders related to exposure to asbestos or products containing asbestos.  These claims are based upon nonspecific asbestos exposure and nonspecific injuries.  As a result, management did not establish a significant amount of case loss reserves for these claims.  As of December 31, 2013, approximately 2,000 of the claims remain open.  The pool participants defended another former policyholder that was a named defendant in approximately 33,000 claims nationwide.  The last of these claims were settled during 2012 for approximately $690,000 (the Company’s share).
Historically, actual losses paid for asbestos-related claims has been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, in recent years paid losses and settlement expenses have increased significantly as a result of claims attributed to two former policyholders.  At December 31, 2013, nine claims associated with one of these policyholders remain open, though exposure on these claims is not expected to be material.  The other former policyholder, a furnace manufacturer, had multiple claims settle for a total of approximately $2,176,000 (the Company’s share) during the period 2009 through 2013.  The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements.  Approximately 646 asbestos exposure claims associated with this former policyholder remain open.
The Company continues to run-off ultimate asbestos and environmental reserves established from an outside consultant’s ground-up study completed a number of years ago. The direct IBNR and bulk settlement expense reserves associated with asbestos has been increased in each of the most recent six years in response to new information. In particular, bulk settlement expense reserves have been increased to cover the costs associated with the retention of a national coordinating counsel to address the multi-state litigation issues of the Company’s largest asbestos defendant. Additionally, in 2012 the Company jointly settled a long-term asbestos case representing the Company’s share of 20 years’ worth of defense costs. Increased settlement expense payments have been the main driver of the reserve increases over the past several years.

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

The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2013, 2012 or 2011.
Statutory surplus of the Company’s insurance subsidiaries was $416,718,048 and $354,590,598 at December 31, 2013 and 2012, respectively.  Statutory net income (loss) of the Company’s insurance subsidiaries was $41,162,157, $38,101,856 and $(5,274,698) for 2013, 2012 and 2011, respectively.
The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2013, the Company’s insurance subsidiaries had total adjusted statutory capital well in excess of the minimum risk-based capital requirement.
The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary.  Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2013, $47,976,330 was available for distribution to the Company in 2014 without prior approval.

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
Summarized financial information for the Company’s segments is as follows:

Year ended December 31, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$392,718,848	$122,787,418	$—	$515,506,266

Underwriting profit (loss)	(10,435,392)	21,308,412	—	10,873,020
Net investment income (loss)	31,396,676	11,634,972	(9,473)	43,022,175
Realized investment gains	7,525,063	1,471,482	—	8,996,545
Other income	765,343	61,018	—	826,361
Interest expense	384,375	—	—	384,375
Other expenses	750,853	366,338	1,364,115	2,481,306
Income (loss) before income tax expense (benefit)	$28,116,462	$34,109,546	$(1,373,588)	$60,852,420

Assets	$978,745,563	$387,284,346	$455,367,743	$1,821,397,652
Eliminations	—	—	(441,983,975)	(441,983,975)
Reclassifications	—	—	(480,756)	(480,756)
Net assets	$978,745,563	$387,284,346	$12,903,012	$1,378,932,921

Year ended December 31, 2012	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$357,138,686	$101,707,313	$—	$458,845,999

Underwriting profit (loss)	(8,207,255)	9,841,595	—	1,634,340
Net investment income (loss)	32,214,705	11,940,123	(9,754)	44,145,074
Realized investment gains	7,347,944	669,084	—	8,017,028
Other income	774,210	85,216	—	859,426
Interest expense	900,000	—	—	900,000
Other expenses	798,046	24,829	1,299,379	2,122,254
Income (loss) before income tax expense (benefit)	$30,431,558	$22,511,189	$(1,309,133)	$51,633,614

Assets	$934,876,596	$350,867,500	$401,319,530	$1,687,063,626
Eliminations	—	—	(396,288,097)	(396,288,097)
Reclassifications	—	—	(66,423)	(66,423)
Net assets	$934,876,596	$350,867,500	$4,965,010	$1,290,709,106

Year ended December 31, 2011	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$321,649,215	$94,753,098	$—	$416,402,313

Underwriting profit (loss)	(46,387,960)	(17,273,231)	—	(63,661,191)
Net investment income (loss)	33,718,436	12,395,350	(2,861)	46,110,925
Realized investment gains	6,970,028	2,333,265	—	9,303,293
Other income	790,802	37,308	—	828,110
Interest expense	900,000	—	—	900,000
Other expenses	750,675	591,850	1,330,129	2,672,654
Income (loss) before income tax expense (benefit)	$(6,559,369)	$(3,099,158)	$(1,332,990)	$(10,991,517)

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2013, by line of insurance.

	Year ended December 31,
	2013	2012	2011
Property and casualty insurance segment
Commercial lines:
Automobile	$86,230,496	$76,361,648	$67,110,580
Property	87,445,736	77,726,271	69,239,781
Workers' compensation	83,171,963	75,696,890	68,323,060
Liability	77,982,518	68,661,112	60,455,101
Other	7,487,462	7,613,899	7,626,542
Total commercial lines	342,318,175	306,059,820	272,755,064

Personal lines:
Automobile	27,408,367	28,436,720	27,514,345
Property	22,284,652	22,020,416	20,824,263
Liability	707,654	621,730	555,543
Total personal lines	50,400,673	51,078,866	48,894,151
Total property and casualty insurance	$392,718,848	$357,138,686	$321,649,215

Reinsurance segment
Pro rata reinsurance:
Property and liability	$7,489,202	$6,231,955	$9,398,123
Property	15,774,885	13,508,911	13,798,857
Crop	4,454,582	3,840,893	5,681,196
Liability	5,172,213	1,171,245	1,261,047
Marine/Aviation	14,757,244	5,708,220	889,350
Total pro rata reinsurance	47,648,126	30,461,224	31,028,573

Excess of loss reinsurance:
Property	64,068,912	59,537,028	53,170,244
Liability	11,070,281	11,698,372	10,561,260
Surety	99	10,689	(6,979)
Total excess of loss reinsurance	75,139,292	71,246,089	63,724,525
Total reinsurance	$122,787,418	$101,707,313	$94,753,098

Consolidated	$515,506,266	$458,845,999	$416,402,313

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
December 31, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412,497	$9,412,497
U.S. government-sponsored agencies	146,945,719	146,945,719
Obligations of states and political subdivisions	357,051,689	357,051,689
Commercial mortgage-backed	68,939,577	68,939,577
Residential mortgage-backed	94,179,189	94,179,189
Other asset-backed	12,647,636	12,647,636
Corporate	338,807,706	338,807,706
Total fixed maturity securities available-for-sale	1,027,984,013	1,027,984,013

Equity securities available-for-sale:
Common stocks:
Financial services	28,498,329	28,498,329
Information technology	18,917,368	18,917,368
Healthcare	21,944,614	21,944,614
Consumer staples	13,010,682	13,010,682
Consumer discretionary	21,031,295	21,031,295
Energy	21,117,265	21,117,265
Industrials	17,264,144	17,264,144
Other	17,811,177	17,811,177
Non-redeemable preferred stocks	10,253,400	10,253,400
Total equity securities available-for-sale	169,848,274	169,848,274

Short-term investments	56,165,534	56,165,534

Liabilities:
Surplus notes	25,000,000	10,040,013

	Carrying amount	Estimated fair value
December 31, 2012
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$4,984,902
U.S. government-sponsored agencies	162,442,630	162,442,630
Obligations of states and political subdivisions	370,962,114	370,962,114
Commercial mortgage-backed	80,349,182	80,349,182
Residential mortgage-backed	47,789,604	47,789,604
Other asset-backed	11,286,848	11,286,848
Corporate	321,979,577	321,979,577
Total fixed maturity securities available-for-sale	999,794,857	999,794,857

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,093,388
Information technology	16,925,764	16,925,764
Healthcare	19,023,849	19,023,849
Consumer staples	13,609,527	13,609,527
Consumer discretionary	17,090,547	17,090,547
Energy	19,430,330	19,430,330
Industrials	8,574,816	8,574,816
Other	18,681,440	18,681,440
Non-redeemable preferred stocks	8,864,164	8,864,164
Total equity securities available-for-sale	140,293,825	140,293,825

Short-term investments	53,418,914	53,418,914

Liabilities:
Surplus notes	25,000,000	18,835,954

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2013 seven securities were priced solely from broker quotes (none at December 31, 2012), but those securities were reported as Level 2 fair value measurements due to the broker quote prices approximating the Company's price estimates obtained by applying pricing techniques with observable inputs.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2013 and 2012, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at December 31, 2013 include six fixed maturity securities (three at December 31, 2012). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements. The fair values for these fixed maturity securities were obtained from either the SVO or the Company’s investment custodian using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of December 31, 2013 and 2012.

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412,497	$—	$9,412,497	$—
U.S. government-sponsored agencies	146,945,719	—	146,945,719	—
Obligations of states and political subdivisions	357,051,689	—	357,051,689	—
Commercial mortgage-backed	68,939,577	—	68,939,577	—
Residential mortgage-backed	94,179,189	—	94,179,189	—
Other asset-backed	12,647,636	—	12,647,636	—
Corporate	338,807,706	—	336,832,053	1,975,653
Total fixed maturity securities available-for-sale	1,027,984,013	—	1,026,008,360	1,975,653

Equity securities available-for-sale:
Common stocks:
Financial services	28,498,329	28,495,722	—	2,607
Information technology	18,917,368	18,917,368	—	—
Healthcare	21,944,614	21,944,614	—	—
Consumer staples	13,010,682	13,010,682	—	—
Consumer discretionary	21,031,295	21,031,295	—	—
Energy	21,117,265	21,117,265	—	—
Industrials	17,264,144	17,264,144	—	—
Other	17,811,177	17,811,177	—	—
Non-redeemable preferred stocks	10,253,400	10,253,400	—	—
Total equity securities available-for-sale	169,848,274	169,845,667	—	2,607

Short-term investments	56,165,534	56,165,534	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,040,013	—	—	10,040,013

		Fair value measurements using
December 31, 2012	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$4,984,902	$—	$4,984,902	$—
U.S. government-sponsored agencies	162,442,630	—	162,442,630	—
Obligations of states and political subdivisions	370,962,114	—	370,962,114	—
Commercial mortgage-backed	80,349,182	—	80,349,182	—
Residential mortgage-backed	47,789,604	—	47,789,604	—
Other asset-backed	11,286,848	—	11,286,848	—
Corporate	321,979,577	—	321,979,577	—
Total fixed maturity securities available-for-sale	999,794,857	—	999,794,857	—

Equity securities available-for-sale:
Common stocks:
Financial services	18,093,388	18,090,987	—	2,401
Information technology	16,925,764	16,925,764	—	—
Healthcare	19,023,849	19,023,849	—	—
Consumer staples	13,609,527	13,609,527	—	—
Consumer discretionary	17,090,547	17,090,547	—	—
Energy	19,430,330	19,430,330	—	—
Industrials	8,574,816	8,574,816	—	—
Other	18,681,440	18,681,440	—	—
Non-redeemable preferred stocks	8,864,164	8,864,164	—	—
Total equity securities available-for-sale	140,293,825	140,291,424	—	2,401

Short-term investments	53,418,914	42,062,664	11,356,250	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	18,835,954	—	—	18,835,954

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Balance at December 31, 2011	$—	$2,250	$2,250
Unrealized gains included in other comprehensive income	—	151	151
Balance at December 31, 2012	—	2,401	2,401
Purchases	1,971,303	—	1,971,303
Settlements	(944)	—	(944)
Unrealized gains included in other comprehensive income	5,294	206	5,500
Balance at December 31, 2013	$1,975,653	$2,607	$1,978,260

There were no transfers into or out of Levels 1 or 2 during 2013 or 2012.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2013 and 2012 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,539,657	$191,560	$318,720	$9,412,497
U.S. government-sponsored agencies	156,980,739	1,355,805	11,390,825	146,945,719
Obligations of states and political subdivisions	346,554,566	15,039,209	4,542,086	357,051,689
Commercial mortgage-backed	63,184,992	5,842,361	87,776	68,939,577
Residential mortgage-backed	96,058,330	1,073,040	2,952,181	94,179,189
Other asset-backed	11,455,608	1,192,028	—	12,647,636
Corporate	325,798,433	16,541,906	3,532,633	338,807,706
Total fixed maturity securities	1,009,572,325	41,235,909	22,824,221	1,027,984,013

Equity securities:
Common stocks:
Financial services	19,272,973	9,374,101	148,745	28,498,329
Information technology	12,644,716	6,301,287	28,635	18,917,368
Healthcare	12,801,287	9,143,327	—	21,944,614
Consumer staples	9,162,313	3,848,590	221	13,010,682
Consumer discretionary	10,722,050	10,309,245	—	21,031,295
Energy	14,102,214	7,341,182	326,131	21,117,265
Industrials	11,189,958	6,075,540	1,354	17,264,144
Other	13,357,539	4,489,391	35,753	17,811,177
Non-redeemable preferred stocks	10,582,438	315,662	644,700	10,253,400
Total equity securities	113,835,488	57,198,325	1,185,539	169,848,274
Total securities available-for-sale	$1,123,407,813	$98,434,234	$24,009,760	$1,197,832,287

December 31, 2012	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$4,697,762	$287,140	$—	$4,984,902
U.S. government-sponsored agencies	159,548,303	3,228,302	333,975	162,442,630
Obligations of states and political subdivisions	335,188,220	35,776,373	2,479	370,962,114
Commercial mortgage-backed	69,952,036	10,412,989	15,843	80,349,182
Residential mortgage-backed	46,286,598	1,777,113	274,107	47,789,604
Other asset-backed	9,720,662	1,566,186	—	11,286,848
Corporate	295,450,358	26,774,604	245,385	321,979,577
Total fixed maturity securities	920,843,939	79,822,707	871,789	999,794,857

Equity securities:
Common stocks:
Financial services	14,496,766	3,630,544	33,922	18,093,388
Information technology	12,331,378	4,722,076	127,690	16,925,764
Healthcare	14,823,967	4,199,882	—	19,023,849
Consumer staples	12,019,892	1,593,039	3,404	13,609,527
Consumer discretionary	10,829,547	6,261,000	—	17,090,547
Energy	14,629,926	4,800,404	—	19,430,330
Industrials	7,638,633	936,183	—	8,574,816
Other	16,749,417	2,215,172	283,149	18,681,440
Non-redeemable preferred stocks	8,332,437	647,727	116,000	8,864,164
Total equity securities	111,851,963	29,006,027	564,165	140,293,825
Total securities available-for-sale	$1,032,695,902	$108,828,734	$1,435,954	$1,140,088,682

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2013 and 2012, listed by length of time the securities were in an unrealized loss position.

December 31, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,506,640	$318,720	$—	$—	$4,506,640	$318,720
U.S. government-sponsored agencies	93,855,585	8,119,934	24,053,560	3,270,891	117,909,145	11,390,825
Obligations of states and political subdivisions	74,522,866	4,335,400	3,008,580	206,686	77,531,446	4,542,086
Commercial mortgage-backed	10,550,634	87,776	—	—	10,550,634	87,776
Residential mortgage-backed	44,243,259	2,481,862	4,599,942	470,319	48,843,201	2,952,181
Corporate	81,291,981	2,704,297	10,547,054	828,336	91,839,035	3,532,633
Total, fixed maturity securities	308,970,965	18,047,989	42,209,136	4,776,232	351,180,101	22,824,221
Equity securities:
Common stocks:
Financial services	2,801,525	148,745	—	—	2,801,525	148,745
Information technology	609,630	28,635	—	—	609,630	28,635
Consumer staples	29,648	221	—	—	29,648	221
Energy	1,450,037	326,131	—	—	1,450,037	326,131
Industrials	625,124	1,354	—	—	625,124	1,354
Other	1,498,700	35,753	—	—	1,498,700	35,753
Non-redeemable preferred stocks	2,121,300	128,700	1,484,000	516,000	3,605,300	644,700
Total, equity securities	9,135,964	669,539	1,484,000	516,000	10,619,964	1,185,539
Total temporarily impaired securities	$318,106,929	$18,717,528	$43,693,136	$5,292,232	$361,800,065	$24,009,760

December 31, 2012	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$33,950,271	$333,975	$—	$—	$33,950,271	$333,975
Obligations of states and political subdivisions	3,234,180	2,479	—	—	3,234,180	2,479
Commercial mortgage-backed	3,773,043	15,843	—	—	3,773,043	15,843
Residential mortgage-backed	5,303,741	274,107	—	—	5,303,741	274,107
Corporate	17,567,579	245,385	—	—	17,567,579	245,385
Total, fixed maturity securities	63,828,814	871,789	—	—	63,828,814	871,789
Equity securities:
Common stocks:
Financial services	881,580	33,922	—	—	881,580	33,922
Information technology	1,435,122	127,690	—	—	1,435,122	127,690
Consumer staples	90,080	3,404	—	—	90,080	3,404
Other	2,403,683	283,149	—	—	2,403,683	283,149
Non-redeemable preferred stocks	—	—	1,884,000	116,000	1,884,000	116,000
Total, equity securities	4,810,465	448,165	1,884,000	116,000	6,694,465	564,165
Total temporarily impaired securities	$68,639,279	$1,319,954	$1,884,000	$116,000	$70,523,279	$1,435,954
Unrealized losses on fixed maturity securities increased in nearly every asset class at December 31, 2013 due to the rise in interest rates during 2013.  Most of these securities are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2013.
No particular sector or individual security accounted for a material amount of unrealized losses on commons stocks at December 31, 2013.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2013.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2013.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2013, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$4,081,655	$4,129,740
Due after one year through five years	208,280,054	220,054,211
Due after five years through ten years	144,873,434	148,508,936
Due after ten years	493,093,860	492,172,360
Mortgage-backed securities	159,243,322	163,118,766
Totals	$1,009,572,325	$1,027,984,013

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
	2013	2012	2011
Fixed maturity securities held-to-maturity:
Gross realized investment gains	$—	$—	$47,077

Fixed maturity securities available-for-sale:
Gross realized investment gains	1,225,954	795,199	1,236,302
Gross realized investment losses	(725,062)	(9,777)	(572,071)
"Other-than-temporary" impairments	—	—	(221,956)

Equity securities available-for-sale:
Gross realized investment gains	9,457,892	9,983,532	18,604,135
Gross realized investment losses	(898,592)	(2,566,303)	(4,052,016)
"Other-than-temporary" impairments	(63,647)	(185,623)	(5,738,178)
Totals	$8,996,545	$8,017,028	$9,303,293

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

	Year ended December 31,
	2013	2012	2011
Balance at beginning of year	$—	$—	$207,854
Reduction for credit loss associated with previously recognized "other-than-temporary" impairment due to management's intent to sell the security	—	—	(207,854)
Balance at end of year	$—	$—	$—

A summary of net investment income is as follows:

	Year ended December 31,
	2013	2012	2011
Interest on fixed maturity securities	$40,062,086	$41,699,293	$44,874,829
Dividends on equity securities	4,619,367	3,851,932	2,361,929
Interest on short-term investments	27,083	128,769	56,581
Return on long-term investments	21,866	11,584	27,472
Total investment income	44,730,402	45,691,578	47,320,811
Security litigation income	219,199	58,711	86,948
Investment expenses	(1,927,426)	(1,605,215)	(1,296,834)
Net investment income	$43,022,175	$44,145,074	$46,110,925

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2013	2012	2011
Fixed maturity securities	$(60,539,230)	$20,686,958	$26,309,716
Deferred income tax expense (benefit)	(21,188,730)	7,240,435	9,208,402
Total fixed maturity securities	(39,350,500)	13,446,523	17,101,314

Equity securities	27,570,924	8,007,940	(4,984,021)
Deferred income tax expense (benefit)	9,649,822	2,802,780	(1,744,407)
Total equity securities	17,921,102	5,205,160	(3,239,614)
Total available-for-sale securities	$(21,429,398)	$18,651,683	$13,861,700

10.	INCOME TAXES
Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset (liability) at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
Loss reserve discounting	$17,689,763	$18,669,516
Unearned premium reserve limitation	14,764,266	13,372,124
Retirement benefits	—	9,388,387
Other policyholders' funds payable	2,971,863	2,119,289
Other, net	1,761,100	1,726,687
Total deferred income tax asset	37,186,992	45,276,003
Net unrealized holding gains on investment securities	(26,048,567)	(37,587,475)
Deferred policy acquisition costs	(13,227,355)	(12,048,958)
Retirement benefits	(8,234,255)	—
Other, net	(2,498,475)	(1,992,260)
Total deferred income tax liability	(50,008,652)	(51,628,693)
Net deferred income tax liability	$(12,821,660)	$(6,352,690)

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s deferred income tax assets will be realized.
The actual income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 differed from the “expected” income tax expense (benefit) for those years (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax expense (benefit)) as follows:

	Year ended December 31,
	2013	2012	2011
Computed "expected" income tax expense (benefit)	$21,298,347	$18,071,765	$(3,847,032)
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(3,828,441)	(4,432,861)	(4,636,716)
Dividends received deduction	(876,421)	(722,900)	(516,691)
Proration of tax-exempt interest and dividends received deduction	705,729	773,364	773,011
Other, net	34,533	(22,183)	(26,810)
Total income tax expense (benefit)	$17,333,747	$13,667,185	$(8,254,238)

Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013	2012	2011
Income tax expense (benefit) on:
Operations	$17,333,747	$13,667,185	$(8,254,238)
Change in unrealized holding gains on investment securities	(11,538,908)	10,043,215	7,463,995
Change in funded status of retirement benefit plans:
Pension plans	5,497,946	597,802	(3,132,777)
Postretirement benefit plans	12,103,023	349,988	(2,799,278)
Comprehensive income tax expense (benefit)	$23,395,808	$24,658,190	$(6,722,298)

The Company had no provision for uncertain income tax positions at December 31, 2013 or 2012.  The Company recognized $3,359 of interest income related to U.S. federal income taxes during 2012.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during 2013, 2012 or 2011.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various states income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010. The Company's 2011 income tax return has been audited and no adjustments were proposed.

11.	SURPLUS NOTES
The Company’s property and casualty insurance subsidiaries have $25,000,000 of surplus notes issued to Employers Mutual. Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $384,375 in 2013, $900,000 in 2012 and $900,000 in 2011.  At December 31, 2013, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2013.

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
Employers Mutual also offers postretirement benefit plans which provide certain health care and life insurance benefits for retired employees.  Substantially all of its employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for Employers Mutual.  The health care postretirement plan requires contributions from participants and contains certain cost sharing provisions such as coinsurance and deductibles. On December 2, 2013, Employers Mutual notified its employees and retirees that effective January 1, 2015 this plan will be replaced with a new Employers Mutual-funded Health Reimbursement Arrangement (HRA). Under the HRA, Employers Mutual will deposit a pre-determined amount of money into an account established for each participant that they can use to enroll in a variety of publicly available health plans and pay for qualifying out-of-pocket health care costs. As a result of this change, the postretirement benefit plans' benefit obligation decreased $96,704,413 (Company's share was $26,936,515) as of December 31, 2013. The life insurance plan is noncontributory.  The benefits provided under both plans are subject to change.
Employers Mutual maintains a Voluntary Employee Beneficiary Association (VEBA) trust which accumulates funds for the payment of postretirement health care and life insurance benefits.  Contributions to the VEBA trust are used to fund the projected postretirement benefit obligation, as well as pay current year benefits.

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2013 and 2012, based upon measurement dates of December 31, 2013 and 2012, respectively.

	Pension plans		Postretirement benefit plans
	2013	2012	2013	2012
Change in projected benefit obligation:
Benefit obligation at beginning of year	$247,290,081	$225,100,396	$155,102,015	$144,354,348
Service cost	13,212,796	12,386,021	6,299,916	6,150,118
Interest cost	7,656,037	8,818,790	6,171,884	6,536,842
Actuarial loss	(14,458,374)	14,251,377	(18,581,923)	4,086,259
Benefits paid	(14,591,200)	(13,266,503)	(2,587,765)	(2,787,354)
Medicare subsidy reimbursements	—	—	305,971	579,650
Plan amendments	—	—	(96,704,413)	(3,817,848)
Projected benefit obligation at end of year	239,109,340	247,290,081	50,005,685	155,102,015

Change in plan assets:
Fair value plan of plan assets at beginning of year	240,033,882	209,926,692	57,815,079	53,446,305
Actual return on plan assets	48,623,187	27,715,290	11,548,326	5,656,128
Employer contributions	14,684,459	15,658,403	500,000	1,500,000
Benefits paid	(14,591,200)	(13,266,503)	(2,587,765)	(2,787,354)
Fair value of plan assets at end of year	288,750,328	240,033,882	67,275,640	57,815,079
Funded status	$49,640,988	$(7,256,199)	$17,269,955	$(97,286,936)

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2013 and 2012:
Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2013	2012	2013	2012
Assets:
Prepaid pension and postretirement benefits	$18,310,029	$1,413,104	$4,810,529	$—
Liability:
Pension and postretirement benefits	(3,401,045)	(3,800,987)	—	(26,913,646)
Net amount recognized	$14,908,984	$(2,387,883)	$4,810,529	$(26,913,646)

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”, before deferred income taxes:

	Pension plans		Postretirement benefit plans
	2013	2012	2013	2012
Net actuarial loss	$(7,605,752)	$(23,299,008)	$(6,827,263)	$(15,133,387)
Prior service (cost) credit	(34,482)	(49,643)	30,828,393	4,554,453
Net amount recognized	$(7,640,234)	$(23,348,651)	$24,001,130	$(10,578,934)

During 2014, the Company will amortize $81,483 of net actuarial loss and $9,695 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $462,971 of net actuarial loss and $3,316,777 of prior service credit associated with the postretirement benefit plans into net periodic postretirement benefit cost in 2014.
Amounts recognized in the Company’s consolidated statements of comprehensive income, before deferred income taxes:

	Pension plans		Postretirement benefit plans
	2013	2012	2013	2012
Net actuarial gain (loss)	$15,693,256	$1,620,026	$8,306,124	$491,692
Prior service (cost) credit	15,161	87,981	26,273,940	508,273
Net amount recognized	$15,708,417	$1,708,007	$34,580,064	$999,965

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s non-qualified pension plan.  The amounts related to the qualified pension plan are not included since the plan assets exceeded the accumulated benefit obligation.

	Year ended December 31,
	2013	2012
Projected benefit obligation	$10,856,004	$11,931,828
Accumulated benefit obligation	10,485,220	10,889,563
Fair value of plan assets	—	—

The components of net periodic benefit cost for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2013	2012	2011
Pension plans:
Service cost	$13,212,796	$12,386,021	$11,527,452
Interest cost	7,656,037	8,818,790	9,703,193
Expected return on plan assets	(17,150,462)	(14,925,445)	(15,506,042)
Amortization of net actuarial loss	5,962,361	6,808,576	3,528,096
Amortization of prior service cost	50,329	291,152	432,134
Net periodic pension benefit cost	$9,731,061	$13,379,094	$9,684,833

Postretirement benefit plans:
Service cost	$6,299,916	$6,150,118	$4,602,488
Interest cost	6,171,884	6,536,842	5,998,581
Expected return on plan assets	(3,631,000)	(3,219,175)	(2,929,894)
Amortization of net actuarial loss	3,694,018	4,008,614	1,776,849
Amortization of prior service credit	(2,491,125)	(2,131,256)	(2,131,256)
Net periodic postretirement benefit cost	$10,043,693	$11,345,143	$7,316,768

Net periodic pension benefit cost allocated to the Company amounted to $3,013,316, $4,115,440 and $2,983,679 in 2013, 2012 and 2011, respectively.  Net periodic postretirement benefit cost allocated to the Company for the years ended December 31, 2013, 2012 and 2011 was $2,911,785, $3,287,184, and $2,111,176, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2013	2012
Pension plans:
Discount rate	4.17%	3.24%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.71%	4.03%

The weighted-average assumptions used to measure the net periodic benefit costs are as follows:

	Year ended December 31,
	2013	2012	2011
Pension plans:
Discount rate	3.24%	4.13%	5.00%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.50%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.03%	4.59%	5.50%
Expected long-term rate of return on plan assets	6.50%	6.25%	6.25%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.

	Year ended December 31,
	2013	2012
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	7.50%	7.75%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2024	2024

The assumed health care cost trend rate has a significant effect on the service and interest cost components of the net periodic benefit cost and the benefit obligation reported for the postretirement benefit plans.  A one-percentage-point change in the assumed health care cost trend rate would have the following effects on the plan:

	One-percentage-point
	Increase	Decrease
Effect on total of service and interest cost	$2,655,000	$(2,048,969)
Effect on postretirement benefit obligation	$60,276	$(60,276)

The following benefit payments, which reflect expected future service, are expected to be paid from the plans over the next ten years:

		Postretirement benefits
	Pension benefits	Gross	Medicare subsidy	Net
2014	$21,632,278	$4,863,986	$566,889	$4,297,097
2015	24,410,864	3,030,138	—	3,030,138
2016	19,469,861	3,095,475	—	3,095,475
2017	20,228,563	3,210,403	—	3,210,403
2018	20,981,451	3,339,653	—	3,339,653
2019 - 2023	113,113,599	17,222,818	—	17,222,818

The Company manages its VEBA trust assets internally.  The asset allocation strategy has concentrated on funding the postretirement benefit plan with the expectation that over time, contributions, investment returns and life insurance death benefits will be large enough to cover current and future expenses.  The VEBA trust assets are reviewed relative to liabilities to determine the optimum allocation, focusing on both asset accumulation and income generation.
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

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash accumulation value, which approximates fair value.
The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$574,763	$574,763	$—	$—
Emerging markets ETF	3,224,265	3,224,265	—	—
Mutual funds:
Equity	39,709,720	39,709,720	—	—
Tax-exempt fixed income	2,865,017	2,865,017	—	—
International equity	7,674,589	7,674,589	—	—
Life insurance contracts	13,227,286	—	—	13,227,286
Total benefit plan assets	$67,275,640	$54,048,354	$—	$13,227,286

		Fair value measurements using
December 31, 2012	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$2,478,233	$2,478,233	$—	$—
Emerging markets ETF	3,489,949	3,489,949	—	—
Mutual funds:
Equity	29,398,816	29,398,816	—	—
Tax-exempt fixed income	2,908,889	2,908,889	—	—
International equity	6,666,766	6,666,766	—	—
Life insurance contracts	12,872,426	—	—	12,872,426
Total benefit plan assets	$57,815,079	$44,942,653	$—	$12,872,426

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012.

	Fair value measurements using significant unobservable inputs (Level 3)
	Life insurance contracts
	2013	2012
Balance at beginning of year	$12,872,426	$12,490,608
Actual return on plan assets:
Increase in cash accumulation value of life insurance contracts	354,860	381,818
Balance at end of year	$13,227,286	$12,872,426

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

•
Pooled Separate Accounts:  Each of the funds held by the Plan is in a pooled or commingled investment vehicle that is maintained by the fund sponsor, each with many investors.  The Plan asset is represented by a “unit of account” and a per unit value, much like a mutual fund, whose value is the accumulated value of the underlying investments.  The sponsor of the fund specifies the source(s) used for the underlying investment asset prices and the protocol used to value each fund.  These underlying investments are valued in the following ways:

◦	Short-Term Funds are comprised of short-term securities that are valued initially at cost and thereafter adjusted for amortization of any discount or premium.

◦	U.S. Stock Funds are comprised of domestic equity securities that are priced using the closing price from the applicable exchange.

◦
International Stock Funds are comprised of international equity securities that are priced using the closing price from the appropriate local stock exchanges(s). An independent pricing service is also used to seek updated prices in the event there are material market movements between local stock exchange closing time and portfolio valuation time.

◦
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

The fair values of the assets held in Employers Mutual’s defined benefit retirement plan are as follows:

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bond and mortgage separate account	$32,842,844	$—	$32,842,844	$—
Pooled separate accounts:
U.S. stock funds	110,278,544	—	110,278,544	—
International stock funds	62,839,927	—	62,839,927	—
U.S. bond funds	60,200,104	—	60,200,104	—
Real estate fund	13,758,266	—	13,758,266	—
Short-term funds	7,672,422	—	7,672,422	—
Real estate securities fund	1,158,221	1,158,221	—	—
Total benefit plan assets	$288,750,328	$1,158,221	$287,592,107	$—

		Fair value measurements using
December 31, 2012	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bond and mortgage separate account	$29,689,019	$—	$29,689,019	$—
Pooled separate accounts:
U.S. stock funds	123,183,685	—	123,183,685	—
International stock funds	46,927,216	—	46,927,216	—
U.S. bond funds	34,412,351	—	34,412,351	—
Short-term funds	1,199,931	—	1,199,931	—
Real estate securities fund	4,621,680	4,621,680	—	—
Total benefit plan assets	$240,033,882	$4,621,680	$235,412,202	$—

Employers Mutual plans to contribute approximately $15,000,000 to the pension plan. No contributions are expected to be made to the VEBA trust in 2014.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $1,457,211, $1,822,925 and $1,523,675 in 2013, 2012 and 2011, respectively.

13.	STOCK-BASED COMPENSATION
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
The 2003 Plan permits the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards. No additional options can be granted under the 2003 Plan due to the expiration of the term of the plan. Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. Holders of unvested shares are compensated for any dividends declared.
The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.
The Company recognized compensation expense from these plans of $289,128 ($189,540 net of tax), $239,784 ($173,894 net of tax) and $190,032 ($136,281 net of tax) in 2013, 2012 and 2011, respectively.

A summary of the stock option activity under Employers Mutual’s stock plans for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013		2012		2011
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding, beginning of year	1,588,957	$21.89	1,437,095	$21.92	1,251,489	$21.25
Granted	—	—	263,161	20.98	277,180	24.40
Exercised	(406,532)	21.26	(42,619)	17.97	(38,631)	18.67
Expired	(47,219)	20.35	(68,680)	21.51	(50,918)	21.51
Forfeited	—	—	—	—	(2,025)	19.13
Outstanding, end of year	1,135,206	$22.17	1,588,957	$21.89	1,437,095	$21.92

Exercisable, end of year	686,863	$22.37	894,706	$21.96	762,888	$21.64

Employers Mutual uses the average of the high and low trading prices of the Company's stock on the date of grant to determine the fair value of its restricted stock awards, and estimated the fair value of each option grant on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

	Year ended December 31,
	2013	2012	2011
Estimated dividend yield	—	3.81%	3.11%
Expected volatility	—	25.2% - 44.7%	20.9% - 51.2%
Weighted-average volatility	—	35.61%	32.76%
Risk-free interest rate	—	0.06% - 1.51%	0.17% - 2.75%
Expected term (years)	—	0.25 - 6.40	0.25 - 6.40

The expected term of the options granted to individuals who were not eligible to retire as of the grant date was estimated using historical data that excluded certain option exercises that occurred prior to the normal vesting period due to the retirement of the option holders.   The expected term used for options granted to individuals who were eligible to retire as of the grant date was three months, reflecting the fact that upon retirement all unvested options immediately become vested, and the option holder has 90 days to exercise his or her outstanding options.
The expected volatility of options granted to individuals who were not eligible to retire as of the grant date was computed by using the historical daily prices of the Company’s common stock for a period covering the most recent 6.4 years, which approximates the average term of the options.  The expected volatility of options granted to individuals who were eligible to retire as of the grant date was computed by using the historical daily prices for the most recent 90 days.
Beginning in 2013, Employers Mutual's compensation committee began issuing restricted stock, rather than stock options. Holders of unvested shares of restricted stock receive compensation income in the amount of any dividends declared. With the exception of death or permanent disability, any unvested shares of restricted stock are forfeited on termination of employment, including retirement.
At December 31, 2013, the Company’s portion of the unrecognized compensation cost associated with restricted stock awards issued under Employers Mutual’s stock plans that are not currently vested was $352,934, with a 3.16 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested restricted stock activity under Employers Mutual’s stock plans for 2013 is as follows:

	Year ended December 31,
	2013
	Number of awards	Weighted- average grant-date fair value
Non-vested, beginning of year	—	$—
Granted	57,720	25.90
Vested	—	—
Forfeited	(300)	25.90
Non-vested, end of year	57,420	$25.90

At December 31, 2013, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock plans that are not currently vested was $351,103, with a 1.2 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested option activity under Employers Mutual’s stock plans for 2013, 2012 and 2011 is as follows:

	Year ended December 31,
	2013		2012		2011
	Number of options	Weighted- average grant-date fair value	Number of options	Weighted- average grant-date fair value	Number of options	Weighted- average grant-date fair value
Non-vested, beginning of year	694,251	$3.86	674,207	$3.58	612,701	$2.64
Granted	—	—	263,161	3.83	277,180	5.01
Vested	(245,908)	3.35	(243,117)	3.05	(213,649)	2.75
Forfeited	—	—	—	—	(2,025)	3.03
Non-vested, end of year	448,343	$4.14	694,251	$3.86	674,207	$3.58

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock plans was $843,685, $54,489 and $54,932 in 2013, 2012 and 2011, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company receives the full fair value, as of the exercise date, for all shares issued in connection with option exercises. The Company receives the full fair value, as of the grant date, for all shares issued in connection with the grant of restricted stock awards.  The Company’s portion of the total fair value of options that vested in 2013, 2012 and 2011 was $247,063, $222,180 and $176,131, respectively (no restricted stock awards have vested as of December 31, 2013). Additional information relating to restricted stock awards and options outstanding, and options vested (exercisable) at December 31, 2013 is as follows:

	December 31, 2013
	Number of options/awards	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining term
Restricted stock awards outstanding	57,420	N/A	$1,758,200	3.16
Options outstanding	1,135,206	$22.17	$9,586,944	5.35
Options exercisable	686,863	$22.37	$5,664,006	4.12

The 2003 Plan does not generally generate income tax deductions for the Company because only incentive stock options could be issued under the plan.  The Company has recorded a deferred income tax benefit for a portion of the compensation expense associated with the March 2008 grant and for all subsequent grants (all made under the 2007 Plan) because non-qualified options and restricted stock awards were issued.  The Company’s portion of the current income tax deduction realized from exercises of non-qualified stock options was $164,715, $2,026 and $11,341 in 2013, 2012 and 2011, respectively.  These actual deductions are generally in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits) and are reflected in the statement of cash flows as a financing cash inflow (outflow if less) with an offsetting cash flow from operating activities $95,077, $(2,221) and $6,622 as the Company’s portion in 2013, 2012 and 2011, respectively.  The income tax benefit that results from disqualifying dispositions of stock purchased through the exercise of incentive stock options is deemed immaterial.

Employee Stock Purchase Plan
On May 30, 2008, the Company registered 500,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  All employees are given an option to participate in the plan. An employee may participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution (employees designated as “Insiders” are required to give six months advance notice prior to participating in the plan).  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual, and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants with unexercised options.  Expenses allocated to the Company in connection with this plan totaled $45,106, $38,755 and $39,150 in 2013, 2012 and 2011, respectively.
During 2013, options were exercised at prices ranging from $21.98 to $26.01.  Activity under the plan was as follows:

	Year ended December 31,
	2013	2012	2011
Shares available for purchase, beginning of year	370,400	407,102	441,423
Shares purchased under the plan	(31,234)	(36,702)	(34,321)
Shares available for purchase, end of year	339,166	370,400	407,102

Non-Employee Director Stock Purchase Plan
On March 14, 2013, the Company registered 200,000 shares of the Company’s common stock for issuance under the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the period the 2023 annual meetings.  The plan is administered by the Corporate Governance and Nominating Committee of the Board of Employers Mutual.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of the participants.  The 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan is no longer active.   All outstanding options granted under this plan expired in May, 2013, and no further options can be granted due to the expiration of the term of the plan.  On April 26, 2013, a total of 148,204 shares reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan were deregistered. Expenses allocated to the Company in connection with this plan totaled $35,877, $22,138 and $48,877 in 2013, 2012 and 2011, respectively.
During 2013, options were exercised at prices ranging from $19.25 to $22.28.  Activity under the plan was as follows:

	Year ended December 31,
	2013	2012	2011
Shares available for purchase, beginning of year	149,404	155,467	167,848
Shares registered for use in the 2013 plan	200,000	—	—
Shares deregistered under the 2003 plan	(148,204)	—	—
Shares purchased under the plan	(5,035)	(6,063)	(12,381)
Shares available for purchase, end of year	196,165	149,404	155,467

Dividend Reinvestment Plan
The Company maintains a dividend reinvestment and common stock purchase plan (the “Plan”) which provides stockholders with the option of reinvesting cash dividends in additional shares of the Company’s common stock.  Participants can also purchase additional shares of common stock without incurring broker commissions by making optional cash contributions to the plan, and sell shares of common stock through the plan.
Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Plan.  Accordingly, on March 26, 2012, a total of 161,185 shares reserved under the Company's dividend reinvestment and common stock purchase plan were deregistered. As a result, dividend reinvestments and optional cash purchases were temporarily not permitted under the Plan.  The temporary suspension of the issuance of shares of common stock under the Plan was due to a late filing of an amendment to a Current Report on Form 8-K.  On March 29, 2013, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission registering 661,185 shares of common stock for use in the Plan, which was reinstated for the third quarter dividend payment.
Employers Mutual did not participate in this plan in 2013, 2012 or 2011.  Activity under the plan was as follows:

	Year ended December 31,
	2013	2012	2011
Shares available for purchase, beginning of year	—	161,236	169,383
Shares registered for use in the plan	661,185	—	—
Shares deregistered under the plan	—	(161,185)	—
Shares purchased under the plan	(2,228)	(51)	(8,147)
Shares available for purchase, end of year	658,957	—	161,236
Lowest purchase price	$28.11	$21.38	$18.13
Highest purchase price	$31.47	$23.22	$24.25

Stock Appreciation Rights (SAR) agreement
On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray) at that time.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under ASC Topic 718.  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value stipulated in the SAR agreement.  The full value of this agreement was expensed in 2006 because Mr. Murray was eligible for retirement and was entitled to keep the award at retirement, and as a result, the award did not have any subsequent service requirements. Subsequent changes in the fair value of this agreement are reflected as compensation expense, until the agreement is ultimately settled in 2016.  During 2013, 2012 and 2011, the Company did not recognize any compensation expense related to this award because the fair value of the award did not exceed the floor amount in the agreement.

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME
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

	Accumulated other comprehensive income by component (1)
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2012	$69,805,305	$(22,052,930)	$47,752,375
Other comprehensive income (loss) before reclassifications	(15,581,644)	31,266,291	15,684,647
Amounts reclassified from accumulated other comprehensive income	(5,847,754)	1,421,221	(4,426,533)
Other comprehensive income	(21,429,398)	32,687,512	11,258,114
Balance at December 31, 2013	$48,375,907	$10,634,582	$59,010,489

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table displays amounts reclassified out of accumulated other comprehensive income (loss) during the year ended December 31, 2013.

	Amounts reclassified from accumulated other comprehensive income (loss) (1)
Accumulated other comprehensive income (loss) components	Twelve months ended December 31, 2013	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income (loss)	$8,996,545	Net realized investment gains
Deferred income tax expense	(3,148,791)	Income tax (expense) benefit, current
Net reclassification adjustment	5,847,754

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost:
Net actuarial loss	(2,894,677)	(2)
Prior service credit	708,183	(2)
Total before tax	(2,186,494)
Deferred income tax expense	765,273	Income tax (expense) benefit, current
Net reclassification adjustment	(1,421,221)

Total reclassification adjustment	$4,426,533

(1)	Amounts in parentheses indicate debits to net income

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit costs (see Note 12, Employee Retirement Plans, for additional details).

15.	STOCK REPURCHASE PROGRAMS
Stock Repurchase Plans
On March 10, 2008, the Company’s Board of Directors authorized a $15,000,000 stock repurchase program.  On October 31, 2008, the Company’s Board of Directors announced an extension of the stock repurchase program, authorizing an additional $10,000,000.  The Company completed the program during 2011.  In total, the Company repurchased 1,078,733 shares of its common stock at a cost of $24,998,330 under the program.
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

Stock Purchase Plan
During the second quarter of 2005, Employers Mutual initiated a new $15,000,000 stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is in effect.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2013, 2012 and 2011.  As of December 31, 2013, $4,490,561 remained available under this plan for additional purchases.

16.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota, with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2023.  All of these lease costs are included as expenses under the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2013.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Lease commitments
Real estate operating leases	$7,640,978	$1,366,288	$2,479,379	$1,805,215	$1,990,096

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $893,769 and $1,016,334 as of December 31, 2013 and 2012, respectively.  Premium tax offsets of $894,275 and $995,545, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2013 and 2012, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1,746,605 and $1,578,802 as of December 31, 2013 and 2012, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $178,101 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $244,998 at December 31, 2013 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

17. UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
	March 31	June 30	September 30	December 31
2013
Total revenues	$133,842,713	$138,566,944	$144,109,477	$146,686,003

Income (loss) before income tax expense (benefit)	$20,508,964	$7,948,655	$9,564,866	$22,829,935
Income tax expense (benefit)	6,236,447	1,736,419	2,365,223	6,995,658
Net income (loss)	$14,272,517	$6,212,236	$7,199,643	$15,834,277

Net income (loss) per common share - basic and diluted (1)	$1.10	$0.48	$0.55	$1.20

	Three months ended,
	March 31	June 30	September 30	December 31
2012
Total revenues	$130,073,865	$120,503,570	$132,562,158	$128,727,934

Income (loss) before income tax expense (benefit)	$27,898,287	$(5,511,804)	$10,750,356	$18,496,775
Income tax expense (benefit)	8,674,552	(2,935,333)	2,429,112	5,498,854
Net income (loss)	$19,223,735	$(2,576,471)	$8,321,244	$12,997,921

Net income (loss) per common share - basic and diluted (1)	$1.49	$(0.20)	$0.65	$1.01

(1)
Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income (loss) per share may not total to annual net income (loss) per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON SCHEDULES

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2013 and 2012 , and for each of the three years in the period ended December 31, 2013, and have issued our report thereon dated March 12, 2014 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedules listed in Item 15(a) 2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 12, 2014

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule I – Summary of Investments-
Other than Investment in Related Parties
December 31, 2013

Type of investment	Cost	Fair value	Amount at which shown in the balance sheet

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,539,657	$9,412,497	$9,412,497
U.S. government-sponsored agencies	156,980,739	146,945,719	146,945,719
Obligations of states and political subdivisions	346,554,566	357,051,689	357,051,689
Commercial mortgage-backed	63,184,992	68,939,577	68,939,577
Residential mortgage-backed	96,058,330	94,179,189	94,179,189
Other asset-backed	11,455,608	12,647,636	12,647,636
Corporate	325,798,433	338,807,706	338,807,706
Total fixed maturity securities	1,009,572,325	1,027,984,013	1,027,984,013

Equity securities:
Common stocks:
Financial services	19,272,973	28,498,329	28,498,329
Information technology	12,644,716	18,917,368	18,917,368
Healthcare	12,801,287	21,944,614	21,944,614
Consumer staples	9,162,313	13,010,682	13,010,682
Consumer discretionary	10,722,050	21,031,295	21,031,295
Energy	14,102,214	21,117,265	21,117,265
Industrials	11,189,958	17,264,144	17,264,144
Other	13,357,539	17,811,177	17,811,177
Non-redeemable preferred stocks	10,582,438	10,253,400	10,253,400
Total equity securities	113,835,488	169,848,274	169,848,274

Other long-term investments	2,391,987	2,391,987	2,391,987

Short-term investments	56,165,534	56,165,534	56,165,534
Total investments	$1,181,965,334	$1,256,389,808	$1,256,389,808

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets

	December 31,
	2013	2012
ASSETS
Investment in common stock of subsidiaries (equity method)	$441,983,975	$396,288,097
Short-term investments	12,686,803	3,972,400
Cash	149,544	291,417
Prepaid assets	66,665	75,831
Accounts receivable	—	167,165
Income taxes recoverable	480,756	458,197
Amounts due from affiliate to settle inter-company transaction balances	—	66,423
Total assets	$455,367,743	$401,319,530

LIABILITIES
Accounts payable	$100,771	$110,366
Amounts due affiliate to settle inter-company transaction balances	56,736	—
Total liabilities	157,507	110,366

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,306,027 shares in 2013 and 12,909,457 shares in 2012	13,306,027	12,909,457
Additional paid-in capital	99,308,749	89,205,881
Accumulated other comprehensive income	59,010,489	47,752,375
Retained earnings	283,584,971	251,341,451
Total stockholders' equity	455,210,236	401,209,164
Total liabilities and stockholders' equity	$455,367,743	$401,319,530
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Income

	Year ended December 31,
	2013	2012	2011
REVENUES
Dividends received from subsidiaries	$9,973,741	$12,050,096	$10,000,064
Investment loss	(9,473)	(9,754)	(2,861)
Total revenues	9,964,268	12,040,342	9,997,203
Operating expenses (affiliated $604,676, $584,090 and $583,609)	1,364,115	1,299,379	1,330,129
Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	8,600,153	10,740,963	8,667,074
Income tax benefit	(480,756)	(462,178)	(466,548)
Income before equity in undistributed net income (loss) of subsidiaries	9,080,909	11,203,141	9,133,622
Equity in undistributed net income (loss) of subsidiaries	34,437,764	26,763,288	(11,870,901)
Net income (loss)	$43,518,673	$37,966,429	$(2,737,279)
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Comprehensive Income

	Year ended December 31,
	2013	2012	2011
Net income (loss)	$43,518,673	$37,966,429	$(2,737,279)

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income taxes	(15,581,644)	23,862,752	19,894,900
Reclassification adjustment for realized investment gains included in net income (loss), net of income taxes	(5,847,754)	(5,211,069)	(6,103,052)
Change in unrealized holding gains on fixed maturity securities with "other-than-temporary" impairment, net of deferred income taxes	—	—	13,941
Reclassification adjustment for realized investment losses from fixed maturity securities with "other-than-temporary" impairment included in net income (loss), net of income taxes	—	—	55,911
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost, net of deferred income taxes:
Net actuarial loss	1,881,540	2,108,504	1,034,037
Prior service credit	(460,319)	(344,247)	(316,050)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	1,421,221	1,764,257	717,987
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	13,718,056	(735,887)	(11,768,434)
Prior service credit	17,548,235	731,812	33,770
Total change in funded status of affiliate's pension and postretirement benefit plans	31,266,291	(4,075)	(11,734,664)

Other comprehensive income	11,258,114	20,411,865	2,845,023

Total comprehensive income	$54,776,787	$58,378,294	$107,744
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Cash Flows

	Year ended December 31, 2013
	2013	2012	2011
Net cash provided by operating activities	$9,544,154	$11,116,544	$9,069,618

Cash flows from investing activities
Net (purchases) sales of short-term investments	(8,714,403)	(1,198,077)	1,481,321
Net cash (used in) provided by investing activities	(8,714,403)	(1,198,077)	1,481,321

Cash flows from financing activities
Issuance of common stock through affiliate’s stock plans	10,208,452	691,552	974,493
Excess tax benefit associated with affiliate’s stock plans	95,077	(2,221)	6,622
Repurchase of common stock	—	—	(1,849,896)
Dividends paid to stockholders (affiliated ($6,749,153), ($6,356,760) and ($6,042,846))	(11,275,153)	(10,438,840)	(9,941,317)
Net cash used in financing activities	(971,624)	(9,749,509)	(10,810,098)

Net increase (decrease) in cash	(141,873)	168,958	(259,159)
Cash at the beginning of the year	291,417	122,459	381,618
Cash at the end of the year	$149,544	$291,417	$122,459

Income taxes recovered	$—	$470,528	$467,140
Interest paid	$—	$—	$—
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule III – Supplementary Insurance Information
For Years Ended December 31, 2013, 2012 and 2011

Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2013
Property and casualty insurance	$32,740,088	$425,757,915	$191,714,222	$392,718,848	$31,396,676	$260,917,009	$68,851,027	$62,522,516	$405,048,854
Reinsurance	5,052,354	184,422,935	28,913,062	122,787,418	11,634,972	72,370,440	25,876,641	3,231,925	129,027,846
Parent company	—	—	—	—	(9,473)	—	—	—	—
Consolidated	$37,792,442	$610,180,850	$220,627,284	$515,506,266	$43,022,175	$333,287,449	$94,727,668	$65,754,441	$534,076,700

Year ended December 31, 2012
Property and casualty insurance	$30,872,124	$412,317,447	$177,617,756	$357,138,686	$32,214,705	$233,892,280	$63,640,886	$59,182,195	$371,235,457
Reinsurance	3,553,469	170,779,518	18,597,709	101,707,313	11,940,123	69,495,435	20,633,887	1,736,396	107,246,028
Parent company	—	—	—	—	(9,754)	—	—	—	—
Consolidated	$34,425,593	$583,096,965	$196,215,465	$458,845,999	$44,145,074	$303,387,715	$84,274,773	$60,918,591	$478,481,485

Year ended December 31, 2011
Property and casualty insurance	$28,342,752	$419,991,246	$164,048,988	$321,649,215	$33,718,436	$251,449,247	$57,548,814	$53,783,546	$333,294,142
Reinsurance	2,506,965	173,309,001	16,640,389	94,753,098	12,395,350	91,525,190	19,769,243	731,896	96,493,350
Parent company	—	—	—	—	(2,861)	—	—	—	—
Consolidated	$30,849,717	$593,300,247	$180,689,377	$416,402,313	$46,110,925	$342,974,437	$77,318,057	$54,515,442	$429,787,492

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule IV – Reinsurance
For Years Ended December 31, 2013, 2012 and 2011

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2013
Consolidated earned premiums	$361,009,971	$413,421,963	$567,918,258	$515,506,266	110.2%

Year ended December 31, 2012
Consolidated earned premiums	$328,227,401	$368,870,477	$499,489,075	$458,845,999	108.9%

Year ended December 31, 2011
Consolidated earned premiums	$283,482,713	$335,355,738	$468,275,338	$416,402,313	112.5%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations
For Years Ended December 31, 2013, 2012 and 2011

	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income
Year ended December 31, 2013	$37,792,442	$610,180,850	$—	$220,627,284	$515,506,266	$43,031,648
Year ended December 31, 2012	$34,425,593	$583,096,965	$—	$196,215,465	$458,845,999	$44,154,828
Year ended December 31, 2011	$30,849,717	$593,300,247	$—	$180,689,377	$416,402,313	$46,113,786

	Losses and settlement expenses incurred related to		Amortization of deferred policy acquisition costs	Paid losses and settlement expenses	Premiums written
	Current year	Prior years
Year ended December 31, 2013	$346,072,934	$(12,785,485)	$94,727,668	$305,266,843	$534,076,700
Year ended December 31, 2012	$329,120,220	$(25,732,505)	$84,274,773	$308,137,204	$478,481,485
Year ended December 31, 2011	$376,073,620	$(33,099,183)	$77,318,057	$313,986,687	$429,787,492

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.
The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014.
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014.
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2014.
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

ITEM 11.	EXECUTIVE COMPENSATION
See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 22, 2014, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 22, 2014, which information is incorporated herein by reference.
Information regarding securities authorized for issuance under equity compensation plans appears in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 22, 2014, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 22, 2014, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management's Report on Internal Control Over Financial Reporting	101
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	102
	Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements	103
	Consolidated Balance Sheets, December 31, 2013 and 2012	104
	Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011	106
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	107
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013, 2012 and 2011	108
	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	109
	Notes to Consolidated Financial Statements	111

2.	Schedules

	Report of Independent Registered Public Accounting Firm on Schedules	157
	Schedule I - Summary of Investments - Other Than Investments in Related Parties	158
	Schedule II - Condensed Financial Information of Registrant	159
	Schedule III - Supplementary Insurance Information	163
	Schedule IV - Reinsurance	164
	Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations	165

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Exhibits required by Item 601

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company

	3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on May 30, 2013 under Item 5.03)

10.	Material contracts

10.1.1
EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended (incorporated by reference to Exhibit 10.1.1 filed with the Company's Form 10-K for the calendar year ended December 31, 2010)

10.1.2
100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2011 (incorporated by reference to Exhibit 10.1.2 filed with the Company’s Form 8-K filed on December 22, 2010 under Item 1.01)

10.1.3
Excess of Loss Reinsurance Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company, effective January 1, 2011, as amended (incorporated by reference to Exhibit 10.1.4 filed with the Company’s Form 8-K filed on January 22, 2013 under Item 1.01)

10.2.1	Summary of 2013 base salary compensation for the Company’s named executive officers (incorporated by reference to the Company’s Form 8-K filed on March 14, 2013 under Item 5.02)*

10.2.2	Summary of compensation for the Company’s non-employee directors*

10.2.3	Senior Executive Compensation Bonus Program*

10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company (incorporated by reference to Exhibit 10.2.4 filed with the Company’s Form 10-K for the calendar year ended December 31, 2012)*

10.3.1	Deferred Bonus Compensation Plan (incorporated by reference to Exhibit 10.3.1 filed with the Company's Form 10-K for the calendar year ended December 31, 2010)*

10.3.2	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated*

10.3.3
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II (incorporated by reference to Exhibit 10.3.3 filed with the Company’s Form 10-K for the calendar year ended December 31, 2012)*

10.3.4
Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated (incorporated by reference to Exhibit 10.3.4 filed with the Company's Form 8-K filed on November 18, 2013 under Item 1.01)*

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan*

10.3.6	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan*

10.3.7	Stock Appreciation Rights Agreement for William A. Murray (incorporated by reference to Exhibit 10.3.7 filed with the Company's Form 10-K for the calendar year ended December 31, 2011)*

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

10.4.2	2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan (incorporated by reference to Registration No. 333-187250)*

10.4.3	2003 Employers Mutual Casualty Company Incentive Stock Option Plan (incorporated by reference to Registration No. 333-103722 and 333-128315)*

10.4.4	2007 Employers Mutual Casualty Company Stock Incentive Plan (incorporated by reference to Registration No. 333-143457)*

10.4.5	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Registration No. 333-187622)

10.5.1	Surplus Note – EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

10.5.2	Surplus Note – Illinois EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.2 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

10.5.3	Surplus Note – Dakota Fire Insurance Company (incorporated by reference to Exhibit 10.5.3 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

10.5.4	Inter-Company Loan Agreement (incorporated by reference to Exhibit 10.5.4 filed with the Company's Form 8-K on January 9, 2012 under Item 1.01)

10.6.1	Investment Management Agreement (incorporated by reference to Exhibit 10.6.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2012)

10.6.2
Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc. (incorporated by reference to Exhibit 10.6.2 filed with the Company’s Form 10-K for the calendar year ended December 31, 2012)

10.6.3
Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC (incorporated by reference to Exhibit 10.6.3 filed with the Company’s Form 10-K for the calendar year ended December 31, 2012)

10.6.4
Agreement for Payment of Taxes between Employers Mutual Casualty Company and EMC Insurance Group Inc. and its subsidiaries individually (incorporated by reference to Exhibit 10.6.4 filed with the Company's Form 10-K for the calendar year ended December 31, 2011)

	21.	Subsidiaries of the Registrant

23.
Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 333-187250, 333-103722, 333-128315, 333-143457 and 333-151299) and Form S-3 (Registration No. 333-187622)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2014.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 12, 2014.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
Stephen A. Crane*
Chairman of the Board

/s/ Mark E. Reese
Jonathan R. Fletcher*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney

EMC Insurance Group Inc. and Subsidiaries
Index to Exhibits

Exhibit		Page
number	Item	number

3.1*	Restated Articles of Incorporation of the Company	173

10.2.2*	Summary of compensation for the Company’s non-employee directors*	176

10.2.3*	Senior Executive Compensation Bonus Program	177

10.3.2*	Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated	183

10.3.5*	Employers Mutual Casualty Company Supplemental Retirement Plan	205

10.3.6*	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan	222

21*	Subsidiaries of the Registrant	224

23*	Consent of Independent Registered Public Accounting Firm	225

24*	Power of Attorney	226

31.1*	Certification of President and Chief Executive Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002	227

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002	228

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	229

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	230

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed