Form 10-Q
period 2014-03-31
EMC INSURANCE GROUP INC
filed 2014-05-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common stock, $1.00 par value	13,459,921

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
($ in thousands, except per share amounts)	(Unaudited)	(As Audited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $998,651 and $1,009,572)	$1,030,001	$1,027,984
Equity securities available-for-sale, at fair value (cost $117,469 and $113,835)	175,674	169,848
Other long-term investments	6,529	2,392
Short-term investments	60,317	56,166
Total investments	1,272,521	1,256,390

Cash	568	239
Reinsurance receivables due from affiliate	31,024	34,760
Prepaid reinsurance premiums due from affiliate	9,066	9,717
Deferred policy acquisition costs (affiliated $38,087 and $37,414)	38,518	37,792
Amounts due from affiliate to settle inter-company transaction balances	7,392	—
Prepaid pension and postretirement benefits due from affiliate	23,106	23,121
Accrued investment income	10,562	9,984
Accounts receivable	1,810	1,080
Goodwill	942	942
Other assets (affiliated $5,677 and $4,780)	5,794	4,908
Total assets	$1,401,303	$1,378,933
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
($ in thousands, except per share amounts)	(Unaudited)	(As Audited)
LIABILITIES
Losses and settlement expenses (affiliated $617,755 and $600,313)	$627,349	$610,181
Unearned premiums (affiliated $220,660 and $218,788)	222,613	220,627
Other policyholders' funds (all affiliated)	8,471	8,491
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	13,522
Pension and postretirement benefits payable to affiliate	3,268	3,401
Income taxes payable	4,004	1,530
Deferred income taxes	18,067	12,822
Other liabilities (affiliated $15,622 and $25,161)	15,936	28,149
Total liabilities	924,708	923,723

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,456,227 shares in 2014 and 13,306,027 shares in 2013	13,456	13,306
Additional paid-in capital	103,627	99,309
Accumulated other comprehensive income	68,396	59,010
Retained earnings	291,116	283,585
Total stockholders' equity	476,595	455,210
Total liabilities and stockholders' equity	$1,401,303	$1,378,933
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands, except per share amounts)	2014	2013
REVENUES
Premiums earned (affiliated $131,932 and $119,117)	$133,080	$120,497
Investment income, net	11,855	10,443
Net realized investment gains, excluding impairment losses on securities available-for-sale	1,578	2,689
Total "other-than-temporary" impairment losses on securities available-for-sale	(316)	(21)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(316)	(21)
Net realized investment gains	1,262	2,668
Other income (all affiliated)	201	235
Total revenues	146,398	133,843

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $88,691 and $72,479)	88,969	72,574
Dividends to policyholders (all affiliated)	1,716	2,194
Amortization of deferred policy acquisition costs (affiliated $24,429 and $21,950)	24,615	22,267
Other underwriting expenses (all affiliated)	15,430	16,021
Interest expense (all affiliated)	84	131
Other expense (affiliated $396 and $87)	695	147
Total losses and expenses	131,509	113,334
Income before income tax expense	14,889	20,509

INCOME TAX EXPENSE
Current	4,102	5,496
Deferred	192	740
Total income tax expense	4,294	6,236
Net income	$10,595	$14,273

Net income per common share - basic and diluted	$0.79	$1.10

Dividend per common share	$0.23	$0.21

Average number of common shares outstanding - basic and diluted	13,348,730	12,946,287
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands, except per share amounts)	2014	2013
Net income	$10,595	$14,273

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $5,866 and $3,698	10,894	6,867
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(571) and $(934)	(1,059)	(1,734)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income tax (expense) benefit of $(242) and $189:
Net actuarial loss	88	466
Prior service credit	(537)	(115)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(449)	351

Other comprehensive income	9,386	5,484

Total comprehensive income	$19,981	$19,757
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in thousands, except per share amounts)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,595	$14,273
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Losses and settlement expenses (affiliated $17,442 and $1,687)	17,168	1,490
Unearned premiums (affiliated $1,872 and $3,004)	1,986	3,091
Other policyholders' funds due to affiliate	(20)	(43)
Amounts due to/from affiliate to settle inter-company transaction balances	(20,914)	(16,151)
Net pension and postretirement benefits due from affiliate	(809)	1,278
Reinsurance receivables due from affiliate	3,736	2,735
Prepaid reinsurance premiums due from affiliate	651	(1,601)
Commissions payable (affiliated $(6,518) and $(5,296))	(6,516)	(5,297)
Deferred policy acquisition costs (affiliated $(673) and $186)	(726)	168
Accrued investment income	(578)	(179)
Current income tax	2,532	5,494
Deferred income tax	192	740
Net realized investment gains	(1,262)	(2,668)
Other, net (affiliated $(3,930) and $(4,872))	(3,887)	(5,002)
Total adjustments to reconcile net income to net cash provided by (used in) operating activities	(8,447)	(15,945)
Net cash provided by (used in) operating activities	2,148	(1,672)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(14,494)	(36,655)
Disposals of fixed maturity securities available-for-sale	22,216	47,292
Purchases of equity securities available-for-sale	(12,664)	(14,205)
Disposals of equity securities available-for-sale	10,283	13,499
Purchases of other long-term investments	(4,367)	—
Disposals of other long-term investments	—	151
Net purchases of short-term investments	(4,151)	(7,528)
Net cash (used in) provided by investing activities	(3,177)	2,554
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	4,364	1,945
Excess tax benefit associated with affiliate’s stock plans	58	17
Dividends paid to stockholders (affiliated $(1,805) and $(1,648))	(3,064)	(2,728)
Net cash provided by (used in) financing activities	1,358	(766)
NET INCREASE IN CASH	329	116
Cash at the beginning of the year	239	330
Cash at the end of the quarter	$568	$446
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except per share amounts)

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
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
During the first quarter of 2014, the Company invested $4,367 in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting. Because of the nature of this investment, which was made solely to implement the equity tail-risk hedging strategy, changes in the carrying value of the limited partnership are recorded as realized investment gains (losses), rather than as a component of investment income.
Certain amounts previously reported in the prior years’ consolidated financial statements have been reclassified or adjusted to conform to current year presentation.
In reading these financial statements, reference should be made to the Company’s 2013 Form 10-K or the 2013 Annual Report to Stockholders for more detailed footnote information.

2.	TRANSACTIONS WITH AFFILIATES
The terms of the excess of loss reinsurance agreement between EMC Reinsurance Company and Employers Mutual have been revised beginning January 1, 2014.  Effective January 1, 2014, the cost of the excess of loss coverage decreased from 9.0 percent of total assumed reinsurance premiums written to 8.0 percent of total assumed reinsurance premiums written (no changes to the amount of losses retained per event).

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2014 and 2013 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended March 31, 2014
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$90,040	$—	$90,040
Assumed from nonaffiliates	788	39,514	40,302
Assumed from affiliates	107,048	—	107,048
Ceded to nonaffiliates	(5,322)	(3,762)	(9,084)
Ceded to affiliates	(90,041)	(2,860)	(92,901)
Net premiums written	$102,513	$32,892	$135,405

Premiums earned
Direct	$91,075	$—	$91,075
Assumed from nonaffiliates	844	38,950	39,794
Assumed from affiliates	105,881	—	105,881
Ceded to nonaffiliates	(5,478)	(4,257)	(9,735)
Ceded to affiliates	(91,075)	(2,860)	(93,935)
Net premiums earned	$101,247	$31,833	$133,080

Losses and settlement expenses incurred
Direct	$48,010	$—	$48,010
Assumed from nonaffiliates	602	24,400	25,002
Assumed from affiliates	68,172	291	68,463
Ceded to nonaffiliates	(1,048)	(3,467)	(4,515)
Ceded to affiliates	(48,010)	19	(47,991)
Net losses and settlement expenses incurred	$67,726	$21,243	$88,969

	Three months ended March 31, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$88,888	$—	$88,888
Assumed from nonaffiliates	613	34,713	35,326
Assumed from affiliates	99,401	—	99,401
Ceded to nonaffiliates	(5,233)	(4,659)	(9,892)
Ceded to affiliates	(88,888)	(2,705)	(91,593)
Net premiums written	$94,781	$27,349	$122,130

Premiums earned
Direct	$85,142	$—	$85,142
Assumed from nonaffiliates	661	33,236	33,897
Assumed from affiliates	97,596	—	97,596
Ceded to nonaffiliates	(5,552)	(2,739)	(8,291)
Ceded to affiliates	(85,142)	(2,705)	(87,847)
Net premiums earned	$92,705	$27,792	$120,497

Losses and settlement expenses incurred
Direct	$49,604	$—	$49,604
Assumed from nonaffiliates	393	19,007	19,400
Assumed from affiliates	56,586	224	56,810
Ceded to nonaffiliates	(1,011)	(1,448)	(2,459)
Ceded to affiliates	(49,604)	(1,177)	(50,781)
Net losses and settlement expenses incurred	$55,968	$16,606	$72,574

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended March 31, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$101,247	$31,833	$—	$133,080

Underwriting profit (loss)	(475)	2,825	—	2,350
Net investment income (loss)	8,616	3,243	(4)	11,855
Realized investment gains	1,011	251	—	1,262
Other income	201	—	—	201
Interest expense	84	—	—	84
Other expenses	174	167	354	695
Income (loss) before income tax expense (benefit)	$9,095	$6,152	$(358)	$14,889

Assets	$984,021	$404,697	$477,185	$1,865,903
Eliminations	—	—	(461,970)	(461,970)
Reclassifications	(1,563)	—	(1,067)	(2,630)
Net assets	$982,458	$404,697	$14,148	$1,401,303

Three months ended March 31, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$92,705	$27,792	$—	$120,497

Underwriting profit (loss)	2,616	4,825	—	7,441
Net investment income (loss)	7,649	2,797	(3)	10,443
Realized investment gains	1,957	711	—	2,668
Other income	235	—	—	235
Interest expense	131	—	—	131
Other expenses	205	(441)	383	147
Income (loss) before income tax expense (benefit)	$12,121	$8,774	$(386)	$20,509

Year ended December 31, 2013
Assets	$978,746	$387,284	$455,368	$1,821,398
Eliminations	—	—	(441,984)	(441,984)
Reclassifications	—	—	(481)	(481)
Net assets	$978,746	$387,284	$12,903	$1,378,933

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2014 and 2013, by line of insurance.

	Three months ended March 31,
	2014	2013
Property and casualty insurance segment
Commercial lines:
Automobile	$22,802	$20,124
Property	23,317	20,385
Workers' compensation	21,053	19,527
Liability	20,455	18,033
Other	1,779	1,863
Total commercial lines	89,406	79,932

Personal lines:
Automobile	6,411	6,922
Property	5,244	5,687
Liability	186	164
Total personal lines	11,841	12,773
Total property and casualty insurance	$101,247	$92,705

Reinsurance segment
Pro rata reinsurance:
Property and liability	$1,064	$1,029
Property	5,777	4,627
Crop	438	440
Liability	2,792	393
Marine	3,411	3,411
Total pro rata reinsurance	13,482	9,900

Excess of loss reinsurance:
Property	15,459	15,221
Liability	2,891	2,671
Surety	1	—
Total excess of loss reinsurance	18,351	17,892
Total reinsurance	$31,833	$27,792

Consolidated	$133,080	$120,497

5.	INCOME TAXES
The actual income tax expense for the three months ended March 31, 2014 and 2013 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended March 31,
	2014	2013
Computed "expected" income tax expense	$5,211	$7,178
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(944)	(943)
Dividends received deduction	(220)	(195)
Proration of tax-exempt interest and dividends received deduction	175	171
Other, net	72	25
Income tax expense	$4,294	$6,236

The Company had no provision for uncertain income tax positions at March 31, 2014 or December 31, 2013.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2014 or 2013.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.  The Company’s 2011 income tax return has been audited and no changes were proposed.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
	2014	2013
Pension plans:
Service cost	$3,191	$3,426
Interest cost	2,381	1,910
Expected return on plan assets	(5,183)	(4,288)
Amortization of net actuarial loss	64	1,466
Amortization of prior service cost	8	13
Net periodic pension benefit cost	$461	$2,527

Postretirement benefit plans:
Service cost	$315	$1,575
Interest cost	564	1,543
Expected return on plan assets	(1,099)	(908)
Amortization of net actuarial loss	413	924
Amortization of prior service credit	(2,867)	(623)
Net periodic postretirement benefit cost (income)	$(2,674)	$2,511

The net periodic postretirement benefit income recognized on Employers Mutual's postretirement benefit plans during the three months ended March 31, 2014 is due to a plan amendment that was announced in the fourth quarter of 2013. This plan amendment generated a large prior service credit that is being amortized into net periodic benefit cost over a number of years. In addition, the service cost and interest cost components of net periodic benefit cost of the revised plan declined significantly.
Net periodic pension benefit cost allocated to the Company amounted to $144 and $782 for the three months ended March 31, 2014 and 2013, respectively.  Net periodic postretirement benefit cost (income) allocated to the Company amounted to $(771) and $728 for the three months ended March 31, 2014 and 2013, respectively.
The Company’s share of Employers Mutual’s 2014 planned contributions to the pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500 and $0, respectively.

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
The 2003 Plan permits the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards.  No additional options can be granted under the 2003 Plan due to the expiration of the term of the plan. Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. Holders of unvested shares receive compensation income equal to the amount of any dividends declared.
The Senior Executive Compensation and Stock Option Committee (the “Committee”) of Employers Mutual’s Board of Directors (the “Board”) grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.
The Company recognized compensation expense from these plans of $51 ($33 net of tax) and $64 ($43 net of tax) for the three months ended March 31, 2014 and 2013, respectively.  During the first three months of 2014, 62,764 shares of restricted stock were granted under the 2007 Plan to eligible participants and 14,117 shares of restricted stock vested. In addition, 105,117 options were exercised under the plans at a weighted average exercise price of $21.20.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
March 31, 2014
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,524	$9,524
U.S. government-sponsored agencies	147,688	147,688
Obligations of states and political subdivisions	360,368	360,368
Commercial mortgage-backed	59,357	59,357
Residential mortgage-backed	94,112	94,112
Other asset-backed	11,525	11,525
Corporate	347,427	347,427
Total fixed maturity securities available-for-sale	1,030,001	1,030,001

Equity securities available-for-sale:
Common stocks:
Financial services	28,701	28,701
Information technology	23,860	23,860
Healthcare	23,280	23,280
Consumer staples	13,662	13,662
Consumer discretionary	20,960	20,960
Energy	21,527	21,527
Industrials	14,593	14,593
Other	16,919	16,919
Non-redeemable preferred stocks	12,172	12,172
Total equity securities available-for-sale	175,674	175,674

Short-term investments	60,317	60,317

Liabilities:
Surplus notes	25,000	10,728

	Carrying amount	Estimated fair value
December 31, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$9,412
U.S. government-sponsored agencies	146,946	146,946
Obligations of states and political subdivisions	357,052	357,052
Commercial mortgage-backed	68,939	68,939
Residential mortgage-backed	94,179	94,179
Other asset-backed	12,648	12,648
Corporate	338,808	338,808
Total fixed maturity securities available-for-sale	1,027,984	1,027,984

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,498
Information technology	18,917	18,917
Healthcare	21,945	21,945
Consumer staples	13,011	13,011
Consumer discretionary	21,031	21,031
Energy	21,117	21,117
Industrials	17,264	17,264
Other	17,811	17,811
Non-redeemable preferred stocks	10,254	10,254
Total equity securities available-for-sale	169,848	169,848

Short-term investments	56,166	56,166

Liabilities:
Surplus notes	25,000	10,040

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
The estimated fair value of the surplus notes is derived by discounting future expected cash flows at a rate deemed appropriate.  The discount rate was set at the average of current yields-to-maturity on several insurance company surplus notes that are traded in observable markets, adjusted upward by 50 basis points to reflect illiquidity and perceived risk premium differences. Other assumptions include a 25-year term (the surplus notes have no stated maturity date) and an interest rate that continues at the current 1.35 percent interest rate. The rate is typically adjusted every five years and is based upon the then-current Federal Home Loan Bank borrowing rate for 5-year funds available to Employers Mutual.

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

The Company uses an independent pricing source to obtain the estimated fair values of a majority of its securities, subject to an internal validation.  The fair values are based on quoted market prices, where available.  This is typically the case for equity securities and money market funds, which are accordingly classified as Level 1 fair value measurements.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  Fixed maturity securities, non-redeemable preferred stocks and various short-term investments in the Company’s portfolio may not trade on a daily basis; however, observable inputs are utilized in their valuations, and these securities are therefore classified as Level 2 fair value measurements.  Following is a brief description of the various pricing techniques used by the independent pricing source for different asset classes.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2014, one security was priced solely from a broker quote (seven at December 31, 2013); however, all of these securities were reported as Level 2 fair value measurements due to the broker quote prices approximating the Company's price estimates obtained by applying pricing techniques with observable inputs.
A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at March 31, 2014 and December 31, 2013, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at March 31, 2014 and December 31, 2013 include six fixed maturity securities. Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO or the Company’s investment custodian using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of March 31, 2014 and December 31, 2013.

		Fair value measurements using
March 31, 2014	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,524	$—	$9,524	$—
U.S. government-sponsored agencies	147,688	—	147,688	—
Obligations of states and political subdivisions	360,368	—	360,368	—
Commercial mortgage-backed	59,357	—	59,357	—
Residential mortgage-backed	94,112	—	94,112	—
Other asset-backed	11,525	—	11,525	—
Corporate	347,427	—	345,452	1,975
Total fixed maturity securities available-for-sale	1,030,001	—	1,028,026	1,975

Equity securities available-for-sale:
Common stocks:
Financial services	28,701	28,698	—	3
Information technology	23,860	23,860	—	—
Healthcare	23,280	23,280	—	—
Consumer staples	13,662	13,662	—	—
Consumer discretionary	20,960	20,960	—	—
Energy	21,527	21,527	—	—
Industrials	14,593	14,593	—	—
Other	16,919	16,919	—	—
Non-redeemable preferred stocks	12,172	7,626	4,546	—
Total equity securities available-for-sale	175,674	171,125	4,546	3

Short-term investments	60,317	60,317	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,728	—	—	10,728

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$—	$9,412	$—
U.S. government-sponsored agencies	146,946	—	146,946	—
Obligations of states and political subdivisions	357,052	—	357,052	—
Commercial mortgage-backed	68,939	—	68,939	—
Residential mortgage-backed	94,179	—	94,179	—
Other asset-backed	12,648	—	12,648	—
Corporate	338,808	—	336,832	1,976
Total fixed maturity securities available-for-sale	1,027,984	—	1,026,008	1,976

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,495	—	3
Information technology	18,917	18,917	—	—
Healthcare	21,945	21,945	—	—
Consumer staples	13,011	13,011	—	—
Consumer discretionary	21,031	21,031	—	—
Energy	21,117	21,117	—	—
Industrials	17,264	17,264	—	—
Other	17,811	17,811	—	—
Non-redeemable preferred stocks	10,254	5,795	4,459	—
Total equity securities available-for-sale	169,848	165,386	4,459	3

Short-term investments	56,166	56,166	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,040	—	—	10,040

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended March 31, 2014	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,976	$3	$1,979
Unrealized losses included in other comprehensive income	(1)	—	(1)
Balance at March 31, 2014	$1,975	$3	$1,978

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended March 31, 2013	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$—	$2	$2
Unrealized losses included in other comprehensive income	—	—	—
Balance at March 31, 2013	$—	$2	$2

There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2014 or 2013.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2014 and December 31, 2013 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

March 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,548	$173	$197	$9,524
U.S. government-sponsored agencies	154,289	1,442	8,043	147,688
Obligations of states and political subdivisions	342,900	19,344	1,876	360,368
Commercial mortgage-backed	54,168	5,189	—	59,357
Residential mortgage-backed	95,906	826	2,620	94,112
Other asset-backed	10,341	1,184	—	11,525
Corporate	331,499	17,709	1,781	347,427
Total fixed maturity securities	998,651	45,867	14,517	1,030,001

Equity securities:
Common stocks:
Financial services	19,345	9,409	53	28,701
Information technology	17,198	6,765	103	23,860
Healthcare	12,570	10,710	—	23,280
Consumer staples	9,502	4,160	—	13,662
Consumer discretionary	10,690	10,270	—	20,960
Energy	14,882	6,912	267	21,527
Industrials	8,386	6,207	—	14,593
Other	12,814	4,262	157	16,919
Non-redeemable preferred stocks	12,082	463	373	12,172
Total equity securities	117,469	59,158	953	175,674
Total securities available-for-sale	$1,116,120	$105,025	$15,470	$1,205,675

December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,540	$191	$319	$9,412
U.S. government-sponsored agencies	156,981	1,356	11,391	146,946
Obligations of states and political subdivisions	346,554	15,040	4,542	357,052
Commercial mortgage-backed	63,185	5,842	88	68,939
Residential mortgage-backed	96,058	1,073	2,952	94,179
Other asset-backed	11,456	1,192	—	12,648
Corporate	325,798	16,542	3,532	338,808
Total fixed maturity securities	1,009,572	41,236	22,824	1,027,984

Equity securities:
Common stocks:
Financial services	19,273	9,374	149	28,498
Information technology	12,645	6,301	29	18,917
Healthcare	12,801	9,144	—	21,945
Consumer staples	9,162	3,849	—	13,011
Consumer discretionary	10,722	10,309	—	21,031
Energy	14,102	7,341	326	21,117
Industrials	11,190	6,075	1	17,264
Other	13,358	4,489	36	17,811
Non-redeemable preferred stocks	10,582	316	644	10,254
Total equity securities	113,835	57,198	1,185	169,848
Total securities available-for-sale	$1,123,407	$98,434	$24,009	$1,197,832

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2014 and December 31, 2013, listed by length of time the securities were in an unrealized loss position.

March 31, 2014	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,632	$197	$—	$—	$4,632	$197
U.S. government-sponsored agencies	71,839	4,902	32,169	3,141	104,008	8,043
Obligations of states and political subdivisions	53,336	1,631	5,481	245	58,817	1,876
Residential mortgage-backed	60,790	1,588	5,551	1,032	66,341	2,620
Corporate	63,149	1,091	10,638	690	73,787	1,781
Total, fixed maturity securities	253,746	9,409	53,839	5,108	307,585	14,517
Equity securities:
Common stocks:
Financial services	1,530	53	—	—	1,530	53
Information technology	4,144	103	—	—	4,144	103
Energy	730	267	—	—	730	267
Industrials	38	—	—	—	38	—
Other	2,431	157	—	—	2,431	157
Non-redeemable preferred stocks	2,241	9	1,636	364	3,877	373
Total, equity securities	11,114	589	1,636	364	12,750	953
Total temporarily impaired securities	$264,860	$9,998	$55,475	$5,472	$320,335	$15,470

December 31, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,507	$319	$—	$—	$4,507	$319
U.S. government-sponsored agencies	93,856	8,120	24,053	3,271	117,909	11,391
Obligations of states and political subdivisions	74,523	4,335	3,008	207	77,531	4,542
Commercial mortgage-backed	10,551	88	—	—	10,551	88
Residential mortgage-backed	44,243	2,482	4,600	470	48,843	2,952
Corporate	81,292	2,704	10,547	828	91,839	3,532
Total, fixed maturity securities	308,972	18,048	42,208	4,776	351,180	22,824
Equity securities:
Common stocks:
Financial services	2,801	149	—	—	2,801	149
Information technology	610	29	—	—	610	29
Consumer staples	30	—	—	—	30	—
Energy	1,450	326	—	—	1,450	326
Industrials	625	1	—	—	625	1
Other	1,499	36	—	—	1,499	36
Non-redeemable preferred stocks	2,121	128	1,484	516	3,605	644
Total, equity securities	9,136	669	1,484	516	10,620	1,185
Total temporarily impaired securities	$318,108	$18,717	$43,692	$5,292	$361,800	$24,009

Unrealized losses on fixed maturity securities decreased in every asset class at March 31, 2014 due to the decline in interest rates during the first quarter of 2014.  Most of these securities are considered investment grade by credit rating agencies.  Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2014.
No particular sector or individual security accounted for a material amount of unrealized losses on common stocks at March 31, 2014.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2014.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2014.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$14,861	$15,163
Due after one year through five years	204,579	217,051
Due after five years through ten years	148,790	153,719
Due after ten years	480,347	490,599
Mortgage-backed securities	150,074	153,469
Totals	$998,651	$1,030,001

A summary of realized investment gains and (losses) is as follows:

	Three months ended March 31,
	2014	2013
Fixed maturity securities available-for-sale:
Gross realized investment gains	$81	$686
Gross realized investment losses	(92)	—

Equity securities available-for-sale:
Gross realized investment gains	2,033	2,091
Gross realized investment losses	(76)	(88)
"Other-than-temporary" impairments	(316)	(21)

Other long-term investments:
Gross realized investment losses	(368)	—
Totals	$1,262	$2,668

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The realized investment losses recognized on other long-term investments in the first quarter of 2014 represent changes in the carrying value of a limited partnership that was purchased to implement an equity tail-risk hedging strategy. The amount reported as “other-than-temporary” impairments on equity securities does not include any individually significant items. The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $178 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $245 at December 31, 2013 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2014.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
The Company has available-for-sale securities and receives an allocation of the net actuarial losses and net prior service credits associated with Employers Mutual’s pension and postretirement benefit plans, both of which generate accumulated other comprehensive income (loss) amounts.  The following table reconciles, by component, the beginning and ending balances of accumulated other comprehensive income.

	Accumulated other comprehensive income by component (1)
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2013	$48,376	$10,634	$59,010
Other comprehensive income before reclassifications	10,894	—	10,894
Amounts reclassified from accumulated other comprehensive income	(1,059)	(449)	(1,508)
Other comprehensive income	9,835	(449)	9,386
Balance at March 31, 2014	$58,211	$10,185	$68,396

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table displays amounts reclassified out of accumulated other comprehensive income during the three months ended March 31, 2014.

	Amounts reclassified from accumulated other comprehensive income (1)
Accumulated other comprehensive income components	Three months ended March 31, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$1,630	Net realized investment gains
Deferred income tax expense	(571)	Income tax expense, current
Net reclassification adjustment	1,059

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(136)	(2)
Prior service credit	827	(2)
Total before tax	691
Deferred income tax expense	(242)	Income tax expense, current
Net reclassification adjustment	449

Total reclassification adjustment	$1,508

(1)	Amounts in parentheses indicate debits to net income

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit cost (income) (see Note 6, Employee Retirement Plans, for additional details).

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)
($ in thousands, except per share amounts)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2013 Form 10-K.

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
Management intends to identify forward-looking statements when using the words “believe”, “expect”, “anticipate”, “estimate”, “project” or similar expressions.  Undue reliance should not be placed on these forward-looking statements. The Company disclaims any obligation to update such statements or to announce publicly the results of any revisions that it may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPANY OVERVIEW
The Company, a majority owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 76 percent of consolidated premiums earned during the first three months of 2014.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 24 percent of consolidated premiums earned during the first three months of 2014.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
The terms of the excess of loss reinsurance agreement between EMC Reinsurance Company and Employers Mutual have been revised beginning January 1, 2014.  Effective January 1, 2014, the cost of the excess of loss coverage decreased from 9.0 percent of total assumed reinsurance premiums written to 8.0 percent of total assumed reinsurance premiums written (no changes to the amount of losses retained per event).

CRITICAL ACCOUNTING POLICIES
The accounting policies considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2013 Form 10-K.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three months ended March 31, 2014 and 2013 are as follows:

	Three months ended March 31,
	2014	2013
Property and casualty insurance
Premiums earned	$101,247	$92,705
Losses and settlement expenses	67,726	55,968
Acquisition and other expenses	33,996	34,121
Underwriting profit (loss)	$(475)	$2,616

Loss and settlement expense ratio	66.9%	60.4%
Acquisition expense ratio	33.6%	36.8%
Combined ratio	100.5%	97.2%

Losses and settlement expenses:
Insured events of current year	$68,665	$58,506
Decrease in provision for insured events of prior years	(939)	(2,538)

Total losses and settlement expenses	$67,726	$55,968

Catastrophe and storm losses	$6,972	$4,865

	Three months ended March 31,
	2014	2013
Reinsurance
Premiums earned	$31,833	$27,792
Losses and settlement expenses	21,243	16,606
Acquisition and other expenses	7,765	6,361
Underwriting profit	$2,825	$4,825

Loss and settlement expense ratio	66.7%	59.7%
Acquisition expense ratio	24.4%	22.9%
Combined ratio	91.1%	82.6%

Losses and settlement expenses:
Insured events of current year	$22,892	$18,324
Decrease in provision for insured events of prior years	(1,649)	(1,718)

Total losses and settlement expenses	$21,243	$16,606

Catastrophe and storm losses	$440	$532

	Three months ended March 31,
	2014	2013
Consolidated
REVENUES
Premiums earned	$133,080	$120,497
Net investment income	11,855	10,443
Realized investment gains	1,262	2,668
Other income	201	235
	146,398	133,843
LOSSES AND EXPENSES
Losses and settlement expenses	88,969	72,574
Acquisition and other expenses	41,761	40,482
Interest expense	84	131
Other expense	695	147
	131,509	113,334

Income before income tax expense	14,889	20,509
Income tax expense	4,294	6,236
Net income	$10,595	$14,273

Net income per share	$0.79	$1.10

Loss and settlement expense ratio	66.9%	60.2%
Acquisition expense ratio	31.3%	33.6%
Combined ratio	98.2%	93.8%

Losses and settlement expenses:
Insured events of current year	$91,557	$76,830
Decrease in provision for insured events of prior years	(2,588)	(4,256)

Total losses and settlement expenses	$88,969	$72,574

Catastrophe and storm losses	$7,412	$5,397

The Company reported net income of $10,595 ($0.79 per share) for the three months ended March 31, 2014, compared to $14,273 ($1.10 per share) for the same period in 2013. The severe winter weather and unusually cold temperatures that persisted across much of the country during January and February caused an increase in losses in the property and casualty insurance segment stemming from frozen pipes, roof collapses, auto accidents, fires, and slip and fall incidents. The improved premium rate adequacy achieved in the property and casualty insurance segment over the past several years helped soften the impact that the severe winter weather losses had on first quarter results. The increase in severe winter weather losses was offset somewhat by a 13.5 percent increase in investment income. The increase in investment income is primarily attributed to a higher average invested balance in fixed maturity securities and an increase in dividend income; however, approximately 4.2 percentage points of the increase resulted from the early payoff of a commercial mortgage-backed security that was purchased at at significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. Results for the three months ended March 31, 2014 also benefited from a significant reduction in the amount of net periodic pension and postretirement benefit costs allocated to the Company.

Premium income
Premiums earned increased 10.4 percent to $133,080 for the three months ended March 31, 2014 from $120,497 for the same period in 2013.  In the property and casualty insurance segment, the majority of the increase is attributable to rate level increases on renewal business, growth in insured exposures and an increase in retained policies.  In the reinsurance segment, the increase is attributable to growth in existing pro rata contracts, as well as the addition of some new business.  Management anticipates that rate increases will continue to be implemented in the property and casualty insurance segment during the remainder of the year, though the increases are expected to be somewhat smaller than those implemented during 2013. Rates-on-line for excess of loss reinsurance business declined approximately seven to eight percent during the January 1 renewal season, but those declines were partially offset (as far as rate adequacy is concerned) by a slight increase in retentions and an increase in limits purchased.
Premiums earned for the property and casualty insurance segment increased 9.2 percent to $101,247 for the three months ended March 31, 2014 from $92,705 for the same period in 2013.  This increase is primarily associated with renewal business, which increased eight percent, and reflects a combination of rate level increases, growth in insured exposures and an increase in retained policies.  Renewal rates across both commercial and personal lines of business increased approximately 5.0 percent during the first quarter of 2014. Management anticipates that rate level increases will continue to be implemented through the remainder of the year, though at a somewhat lower level than those implemented during 2013.  The pool participants have not implemented broad-based rate level increases across the entire book of business, but have instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach has allowed the property and casualty insurance segment to retain its core book of business, while improving underwriting margins.  While renewal rates for personal lines of business increased, written premiums were down due to an intentional reduction in policy count to lessen exposure concentrations. Due to the decrease in personal lines policy count and the continued emphasis on rate increases, overall policy retention declined slightly during 2013. During the first quarter of 2014, the overall policy retention rate continued to be strong at 85.4 percent (commercial lines at 86.9 percent and personal lines at 83.5 percent), which approximates the retention rate at the end of 2013. New business continues to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums.  New business premium increased three percent in the commercial lines of business, while policy count decreased two percent. Personal lines new business premium declined, but had little impact as total new business premium increased approximately three percent.
Premiums earned for the reinsurance segment increased 14.5 percent to $31,833 for the three months ended March 31, 2014 from $27,792 for the same period in 2013.  Premiums increased despite a decline in reinsurance rate levels. This increase is primarily attributed to growth on several contracts written in 2013, as well as the addition of some new business. The majority of the growth in premiums earned occurred on the pro rata casualty account that was first written in 2013. Significant premium growth also occurred in the pro rata property line of business due to an upward revision of the total expected ultimate premiums on all accounts. The growth in premiums earned was higher than anticipated during the first quarter, but is expected to moderate as the year progresses. Rates-on-line for excess of loss business declined approximately seven to eight percent during the January 1 renewal season, but those declines were partially offset (as far as rate adequacy is concerned) by a slight increase in retentions and an increase in limits purchased.  Other trends noted during the January 1 renewal season included the liberalization of contract terms generally favorable to the buyer, including, but not limited to, an expansion of the hours clause (which provides a longer time period for losses to be attributed to a named catastrophic event); expansion of terrorism coverage to include, in many contracts, all acts other than nuclear, biological, chemical and radiation; and multi-year commitments on pricing. Premiums earned for the first quarter of 2014 reflect a reduction in the cost of the excess of loss reinsurance protection provided by Employers Mutual, from 9.0 percent of total assumed reinsurance premiums written in 2013 to 8.0 percent in 2014; however, the total amount of premiums ceded to Employers Mutual for this coverage increased due to the increase in total assumed reinsurance premiums written.
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

Losses and settlement expenses
Losses and settlement expenses increased 22.6 percent to $88,969 for the three months ended March 31, 2014 from $72,574 for the same period in 2013.  The loss and settlement expense ratio increased to 66.9 percent for the three months ended March 31, 2014 from 60.2 percent for the same period in 2013.  The increase in the loss and settlement expense ratio is primarily attributed to the severe winter weather experienced in 2014. The improved premium rate adequacy achieved over the past several years reduced the impact that the severe winter weather losses otherwise would have had on the loss and settlement expense ratio. The actuarial analysis of the Company’s carried reserves as of December 31, 2013 indicated that the level of reserve adequacy was consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 66.9 percent for the three months ended March 31, 2014 from 60.4 percent for the same period in 2013.  The increase in the loss and settlement expense ratio is primarily attributed to the severe winter weather experienced in 2014. The majority of the severe weather losses were not classified as catastrophe and storm losses because cold weather events are generally not assigned an occurrence code; however, losses attributed to the polar vortex that impacted the eastern United States in early January were classified as catastrophe and storm losses because the Property & Liability Resource Bureau assigned an occurrence code to this event. Catastrophe and storm losses accounted for 6.9 percentage points of the loss and settlement expense ratio for the first quarter of 2014, up from 5.2 percentage points during the same period of 2013, and higher than the most recent 10-year average of 4.8 percentage points. Included in the catastrophe and storm losses reported for the first quarter of 2014 is $3,985 (3.9 percentage points of the loss and settlement expense ratio) of losses attributed to the polar vortex. Large losses, which the Company defines as losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses, accounted for 4.1 percentage points of the loss and settlement expense ratio for the three months ended March 31, 2014, compared to 3.2 percentage points for the same period in 2013.  Development on prior years’ reserves declined during the first quarter of 2014 compared to the same period in 2013. This decline is attributed to adverse development on open claims that exceeded favorable development on claims that closed. Favorable development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratio for the reinsurance segment increased to 66.7 percent for the three months ended March 31, 2014 from 59.7 percent for the same period in 2013.  This increase is primarily attributed to the establishment of a greater amount of bulk incurred but not reported (IBNR) loss reserves in the first quarter of 2014 than the first quarter of 2013, as well as an increase in reported large losses. The increase in IBNR loss reserves was implemented to maintain a consistent level of overall reserve adequacy, and does not reflect any major change in assumptions, or concerns about the current or prior contract years. The reinsurance subsidiary also experienced a small decline in the amount of favorable development experienced on prior years’ reserves.

Acquisition and other expenses
Acquisition and other expenses increased 3.2 percent to $41,761 for the three months ended March 31, 2014 from $40,482 for the same period in 2013.  However, the acquisition expense ratio decreased to 31.3 percent for the three months ended March 31, 2014 from 33.6 percent for the same period in 2013.  The decrease in the acquisition expense ratio is attributed to an overall improvement in rate adequacy and large declines in the amount of net periodic pension and postretirement benefit costs allocated to the Company. Net periodic pension benefit cost declined to $144 for the three months ended March 31, 2014, from $782 in the same period in 2013. This decrease reflects an increase in the expected return on plan assets and a decline in the amount of net actuarial loss amortized into expense. Net periodic postretirement benefit cost changed significantly as a result of the plan amendment that was announced in the fourth quarter of 2013. The Company recognized net periodic postretirement benefit income of $771 for the three months ended March 31, 2014, compared to net periodic postretirement benefit expense of $728 in the same period in 2013. The plan amendment created a large prior service credit that is being amortized into the benefit expense over 10 years. In addition, the service cost and interest cost components of the revised plan's net periodic benefit cost are significantly lower than those of the prior plan. A decline in policyholder dividend expense also contributed to the decrease in the acquisition expense ratio.
For the property and casualty insurance segment, the acquisition expense ratio decreased to 33.6 percent for the three months ended March 31, 2014 from 36.8 percent for the same period in 2013.  As mentioned above, this decrease is primarily attributed to the large decline in retirement benefit expenses, and to a lesser extent, a decline in policyholder dividend expense and an increase in premium income. For the three months ended March 31, 2014, the property and casualty insurance segment was allocated $612 of net periodic benefit income for the pension and postretirement benefit plans, compared to $1,454 of net periodic benefit cost during the same period in 2013.

For the reinsurance segment, the acquisition expense ratio increased to 24.4 percent for the three months ended March 31, 2014 from 22.9 percent for the same period in 2013.  This increase is primarily attributed to growth in pro rata reinsurance business, which typically carries higher commission rates than excess of loss reinsurance business. During the first quarter of 2013, the reinsurance segment recognized a $223 negative commission allowance in conjunction with the addition of Church Mutual to the MRB underwriting association.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105 during the first quarter of 2013.  The increase in premium income helped mitigate the impact the increased expenses had on the acquisition expense ratio.

Investment results
Net investment income increased 13.5 percent to $11,855 for the three months ended March 31, 2014 from $10,443 for the same period in 2013.  This increase is primarily attributed to a higher average invested balance in fixed maturity securities and an increase in dividend income; however, approximately 4.2 percentage points of the increase resulted from the early payoff of a commercial mortgage-backed security that was purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. The low interest rate environment that has persisted for the past several years continued during the first quarter of 2014. Current interest rate levels remain below the average coupon rate of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly to 3.99 percent at March 31, 2014 from 4.03 percent at December 31, 2013 and 4.14 percent at March 31, 2013.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, was 5.18 at March 31, 2014, compared to 5.65 at December 31, 2013. The Company’s equity security holdings produced dividend income of $1,491 for the three months ended March 31, 2014, compared to $1,096 for the same period in 2013.
The Company reported net realized investment gains of $1,262 during the three months ended March 31, 2014, compared to $2,668 during the same period in 2013.  The amount reported for the three months ended March 31, 2014 reflects $368 of realized losses attributed to the decline in the carrying value of a limited partnership that the Company invested in during the first quarter to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). During the first three months of 2014, "other-than-temporary" impairment losses totaled $316, compared to $21 in the same period of 2013. The impairment losses in 2014 were recognized on two equity securities, while the impairment loss in 2013 was recognized on one equity security.

Interest and other expense
The decline in interest expense for the three months ended March 31, 2014 is due to a reduction in the interest rate on the property and casualty insurance segment’s outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.  Included in other expenses is foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had a foreign currency exchange loss of $166 for the three months ended March 31, 2014, compared to a gain of $441 during the same period in 2013.

Income tax
Income tax expense decreased 31.1 percent to $4,294 for the three months ended March 31, 2014 from $6,236 for the same period in 2013.  The effective tax rate for the three months ended March 31, 2014 was 28.8 percent, compared to 30.4 percent for the same period in 2013. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive (negative) cash flows from operations of $2,148 and $(1,672) during the first three months of 2014 and 2013, respectively.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2014 without prior regulatory approval is approximately $47,976.  The Company received $226 and $4,500 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $3,064 and $2,728 during the first three months of 2014 and 2013, respectively.
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
At the insurance subsidiary level, the primary sources of cash are premium income, investment income and proceeds from called or matured investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  The insurance subsidiaries also have the ability to borrow funds on a short-term basis (180 days) from Employers Mutual and its subsidiaries and affiliate under an Inter-Company Loan agreement. In addition, Employers Mutual maintains access to a line of credit with the Federal Home Loan Bank that could be used to provide the insurance subsidiaries additional liquidity if needed.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2014 and December 31, 2013, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $20,378 and $11,968, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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
The Company held $6,529 and $2,392 in minority ownership interests in limited partnerships and limited liability companies at March 31, 2014 and December 31, 2013, respectively.  During the first quarter of 2014, the Company invested $4,367 in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting. The Company does not hold any other unregistered securities.
The Company’s cash balance was $568 and $239 at March 31, 2014 and December 31, 2013, respectively.
During the first three months of 2014, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2014 planned contributions to its pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500 and $0, respectively.
During the first three months of 2013, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $4,321 for its share of the total 2013 qualified pension plan contribution and $144 for its share of the total 2013 postretirement benefit plan contributions (no reimbursements were paid in the first three months of 2013).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2014.
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
The Company’s total cash and invested assets at March 31, 2014 and December 31, 2013 are summarized as follows:

	March 31, 2014
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$998,651	$1,030,001	81.0%	$1,030,001
Equity securities available-for-sale	117,469	175,674	13.8	175,674
Cash	568	568	—	568
Short-term investments	60,317	60,317	4.7	60,317
Other long-term investments	6,529	6,529	0.5	6,529
	$1,183,534	$1,273,089	100.0%	$1,273,089

	December 31, 2013
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,009,572	$1,027,984	81.8%	$1,027,984
Equity securities available-for-sale	113,835	169,848	13.5	169,848
Cash	239	239	—	239
Short-term investments	56,166	56,166	4.5	56,166
Other long-term investments	2,392	2,392	0.2	2,392
	$1,182,204	$1,256,629	100.0%	$1,256,629

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2014 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,548	$173	$197	$9,524
U.S. government-sponsored agencies	154,289	1,442	8,043	147,688
Obligations of states and political subdivisions	342,900	19,344	1,876	360,368
Commercial mortgage-backed	54,168	5,189	—	59,357
Residential mortgage-backed	95,906	826	2,620	94,112
Other asset-backed	10,341	1,184	—	11,525
Corporate	331,499	17,709	1,781	347,427
Total fixed maturity securities	998,651	45,867	14,517	1,030,001

Equity securities:
Common stocks:
Financial services	19,345	9,409	53	28,701
Information technology	17,198	6,765	103	23,860
Healthcare	12,570	10,710	—	23,280
Consumer staples	9,502	4,160	—	13,662
Consumer discretionary	10,690	10,270	—	20,960
Energy	14,882	6,912	267	21,527
Industrials	8,386	6,207	—	14,593
Other	12,814	4,262	157	16,919
Non-redeemable preferred stocks	12,082	463	373	12,172
Total equity securities	117,469	59,158	953	175,674
Total securities available-for-sale	$1,116,120	$105,025	$15,470	$1,205,675

The Company’s property and casualty insurance subsidiaries have $25,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $84 and $131 during the first three months of 2014 and 2013, respectively.  During the first quarter of 2014, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2013.
As of March 31, 2014, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
For the three months ended March 31, 2014, the Company recognized "other-than-temporary" investment impairment losses totaling $316 on two equity securities, compared to $21 on one equity security during the same period in 2013.
At March 31, 2014, the Company had unrealized losses on available-for-sale securities as presented in the table below.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities.  Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the amortized cost of these securities were not “other-than-temporarily” impaired at March 31, 2014.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $10,056, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2014.

	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,632	$197	$—	$—	$4,632	$197
U.S. government-sponsored agencies	71,839	4,902	32,169	3,141	104,008	8,043
Obligations of states and political subdivisions	53,336	1,631	5,481	245	58,817	1,876
Residential mortgage-backed	60,790	1,588	5,551	1,032	66,341	2,620
Corporate	63,149	1,091	10,638	690	73,787	1,781
Total, fixed maturity securities	253,746	9,409	53,839	5,108	307,585	14,517
Equity securities:
Common stocks:
Financial services	1,530	53	—	—	1,530	53
Information technology	4,144	103	—	—	4,144	103
Energy	730	267	—	—	730	267
Industrials	38	—	—	—	38	—
Other	2,431	157	—	—	2,431	157
Non-redeemable preferred stocks	2,241	9	1,636	364	3,877	373
Total, equity securities	11,114	589	1,636	364	12,750	953
Total temporarily impaired securities	$264,860	$9,998	$55,475	$5,472	$320,335	$15,470

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2014, non-investment grade fixed maturity securities held by the Company included nine securities, all of which were residential mortgage-backed securities.  All of these securities were in an unrealized gain position at March 31, 2014.

Following is a schedule of gross realized losses recognized in the first three months of 2014.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Other realized losses (1)	Total gross realized losses
	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	1,990	1,898	92	—	—	92
Subtotal, fixed maturity securities	1,990	1,898	92	—	—	92

Equity securities:
Three months or less	1,877	1,810	67	49	—	116
Over three months to six months	350	341	9	—	—	9
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	267	—	267
Subtotal, equity securities	2,227	2,151	76	316	—	392

Other long-term investments:
Three months or less	—	—	—	—	368	368
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, other long-term investments	—	—	—	—	368	368

Total realized losses in earnings	$4,217	$4,049	$168	$316	$368	$852
(1) The amount reported for other long-term investments represents changes in the carrying value of a limited partnership that are recorded as realized investment losses.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2023.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2014 did not change materially from those presented in the Company’s 2013 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $778 and $894 as of March 31, 2014 and December 31, 2013, respectively.  Premium tax offsets of $779 and $894, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2014 and December 31, 2013, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1,669 and $1,747 as of March 31, 2014 and December 31, 2013, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $178 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $245 at December 31, 2013 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2014.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2013 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2014:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)
1/1/2014 - 1/31/2014	60	$30.20	—	$19,491
2/1/2014 - 2/28/2014	28	28.03	—	19,491
3/1/2014 - 3/31/2014	8,323	35.23	—	19,491
Total	8,411	$35.17	—

(1)
Included in this column are 60, 28 and 894 shares purchased in the open market in January, February and March, respectively, to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan. 7,429 shares were purchased in the open market during March to fulfill obligations under Employers Mutual’s employee stock purchase plan.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2014.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Treasurer
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