Form 10-Q
period 2014-06-30
EMC INSURANCE GROUP INC
filed 2014-08-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common stock, $1.00 par value	13,502,960

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,028,029 and $1,009,572)	$1,071,203	$1,027,984
Equity securities available-for-sale, at fair value (cost $120,870 and $113,835)	184,576	169,848
Other long-term investments	6,159	2,392
Short-term investments	59,799	56,166
Total investments	1,321,737	1,256,390

Cash	568	239
Reinsurance receivables due from affiliate	35,045	34,760
Prepaid reinsurance premiums due from affiliate	8,796	9,717
Deferred policy acquisition costs (affiliated $39,064 and $37,414)	39,306	37,792
Prepaid pension and postretirement benefits due from affiliate	23,082	23,121
Accrued investment income	10,192	9,984
Accounts receivable	2,379	1,080
Income taxes recoverable	3,058	—
Goodwill	942	942
Other assets (affiliated $4,097 and $4,780)	4,291	4,908
Total assets	$1,449,396	$1,378,933
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $643,270 and $600,313)	$651,884	$610,181
Unearned premiums (affiliated $226,518 and $218,788)	227,555	220,627
Other policyholders' funds (all affiliated)	8,705	8,491
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	5,167	13,522
Pension and postretirement benefits payable to affiliate	3,348	3,401
Income taxes payable	—	1,530
Deferred income taxes	22,953	12,822
Other liabilities (affiliated $18,049 and $25,161)	18,159	28,149
Total liabilities	962,771	923,723

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,498,385 shares in 2014 and 13,306,027 shares in 2013	13,498	13,306
Additional paid-in capital	104,854	99,309
Accumulated other comprehensive income	79,219	59,010
Retained earnings	289,054	283,585
Total stockholders' equity	486,625	455,210
Total liabilities and stockholders' equity	$1,449,396	$1,378,933
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands, except share and per share amounts)	2014	2013
REVENUES
Premiums earned (affiliated $130,214 and $124,619)	$133,952	$127,189
Investment income, net	11,076	11,040
Net realized investment gains, excluding impairment losses on securities available-for-sale	2,343	175
Total "other-than-temporary" impairment losses on securities available-for-sale	—	—
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	—	—
Net realized investment gains	2,343	175
Other income (all affiliated)	181	163
Total revenues	147,552	138,567

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $103,663 and $85,491)	105,846	88,968
Dividends to policyholders (all affiliated)	2,213	2,333
Amortization of deferred policy acquisition costs (affiliated $24,175 and $22,900)	25,118	23,565
Other underwriting expenses (affiliated $13,892 and $15,034)	13,604	15,055
Interest expense (all affiliated)	85	85
Other expense (affiliated $334 and $334)	416	612
Total losses and expenses	147,282	130,618
Income before income tax expense	270	7,949

INCOME TAX EXPENSE (BENEFIT)
Current	198	2,602
Deferred	(942)	(865)
Total income tax expense (benefit)	(744)	1,737
Net income	$1,014	$6,212

Net income per common share - basic and diluted	$0.08	$0.48

Dividend per common share	$0.23	$0.21

Average number of common shares outstanding - basic and diluted	13,470,972	13,055,443
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
($ in thousands, except share and per share amounts)	2014	2013
REVENUES
Premiums earned (affiliated $262,146, and $243,736)	$267,032	$247,686
Investment income, net	22,931	21,483
Net realized investment gains, excluding impairment losses on securities available-for-sale	3,921	2,864
Total "other-than-temporary" impairment losses on securities available-for-sale	(316)	(21)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(316)	(21)
Net realized investment gains	3,605	2,843
Other income (all affiliated)	382	398
Total revenues	293,950	272,410

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $192,354 and $157,970)	194,815	161,542
Dividends to policyholders (all affiliated)	3,929	4,527
Amortization of deferred policy acquisition costs (affiliated $48,604 and $44,850)	49,733	45,832
Other underwriting expenses (affiliated $29,322 and $31,055)	29,034	31,076
Interest expense (all affiliated)	169	216
Other expense (affiliated $730 and $421)	1,111	759
Total losses and expenses	278,791	243,952
Income before income tax expense	15,159	28,458

INCOME TAX EXPENSE (BENEFIT)
Current	4,300	8,098
Deferred	(750)	(125)
Total income tax expense (benefit)	3,550	7,973
Net income	$11,609	$20,485

Net income per common share - basic and diluted	$0.87	$1.58

Dividend per common share	$0.46	$0.42

Average number of common shares outstanding - basic and diluted	13,409,851	13,000,865
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands)	2014	2013
Net income	$1,014	$6,212

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $7,171 and $(12,910)	13,317	(23,975)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(1,107) and $(61)	(2,056)	(114)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income tax (expense) benefit of $(236) and $194:
Net actuarial loss	100	475
Prior service credit	(538)	(115)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(438)	360

Other comprehensive income (loss)	10,823	(23,729)

Total comprehensive income (loss)	$11,837	$(17,517)

	Six months ended June 30,
($ in thousands)	2014	2013
Net income	$11,609	$20,485

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $13,037 and $(9,212)	24,211	(17,108)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(1,678) and $(995)	(3,115)	(1,848)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income tax (expense) benefit of $(478) and $383:
Net actuarial loss	188	941
Prior service credit	(1,075)	(230)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(887)	711

Other comprehensive income (loss)	20,209	(18,245)

Total comprehensive income (loss)	$31,818	$2,240
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$11,609	$20,485
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $42,957 and $11,611)	41,703	13,246
Unearned premiums (affiliated $7,730 and $13,524)	6,928	13,644
Other policyholders' funds due to affiliate	214	680
Amounts due to/from affiliate to settle inter-company transaction balances	(8,355)	(16,517)
Net pension and postretirement benefits due from affiliate	(1,379)	2,731
Reinsurance receivables due from affiliate	(285)	1,513
Prepaid reinsurance premiums due from affiliate	921	(2,210)
Commissions payable (affiliated $(4,536) and $(3,512))	(4,716)	(3,528)
Deferred policy acquisition costs (affiliated $(1,650) and $2,177)	(1,514)	(2,204)
Accrued investment income	(208)	(95)
Current income tax	(4,513)	(1,539)
Deferred income tax	(750)	(125)
Net realized investment gains	(3,605)	(2,843)
Other, net (affiliated $(1,913) and $(4,148))	(295)	(3,452)
Total adjustments to reconcile net income to net cash provided by operating activities	24,146	(699)
Net cash provided by operating activities	35,755	19,786
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(87,159)	(157,816)
Disposals of fixed maturity securities available-for-sale	64,056	118,360
Purchases of equity securities available-for-sale	(26,493)	(23,236)
Disposals of equity securities available-for-sale	23,589	23,927
Purchases of other long-term investments	(5,537)	(178)
Disposals of other long-term investments	209	153
Net (purchases) disposals of short-term investments	(3,633)	19,497
Net cash used in investing activities	(34,968)	(19,293)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	5,607	5,116
Excess tax benefit associated with affiliate’s stock plans	75	44
Dividends paid to stockholders (affiliated $(3,610) and $(3,296))	(6,140)	(5,477)
Net cash used in financing activities	(458)	(317)
NET INCREASE IN CASH	329	176
Cash at the beginning of the year	239	330
Cash at the end of the quarter	$568	$506
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
($ in thousands, except share and per share amounts)

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
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2014 and 2013 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended June 30, 2014
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$90,851	$—	$90,851
Assumed from nonaffiliates	993	32,506	33,499
Assumed from affiliates	118,286	—	118,286
Ceded to nonaffiliates	(6,815)	(3,636)	(10,451)
Ceded to affiliates	(90,851)	(2,310)	(93,161)
Net premiums written	$112,464	$26,560	$139,024

Premiums earned
Direct	$93,286	$—	$93,286
Assumed from nonaffiliates	891	36,695	37,586
Assumed from affiliates	109,397	—	109,397
Ceded to nonaffiliates	(6,771)	(3,950)	(10,721)
Ceded to affiliates	(93,286)	(2,310)	(95,596)
Net premiums earned	$103,517	$30,435	$133,952

Losses and settlement expenses incurred
Direct	$75,417	$—	$75,417
Assumed from nonaffiliates	484	27,583	28,067
Assumed from affiliates	87,330	246	87,576
Ceded to nonaffiliates	(7,027)	(2,792)	(9,819)
Ceded to affiliates	(75,417)	22	(75,395)
Net losses and settlement expenses incurred	$80,787	$25,059	$105,846

	Three months ended June 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$89,858	$—	$89,858
Assumed from nonaffiliates	882	38,996	39,878
Assumed from affiliates	110,140	—	110,140
Ceded to nonaffiliates	(5,763)	(5,090)	(10,853)
Ceded to affiliates	(89,858)	(3,051)	(92,909)
Net premiums written	$105,259	$30,855	$136,114

Premiums earned
Direct	$90,493	$—	$90,493
Assumed from nonaffiliates	763	36,951	37,714
Assumed from affiliates	102,770	—	102,770
Ceded to nonaffiliates	(5,716)	(4,528)	(10,244)
Ceded to affiliates	(90,493)	(3,051)	(93,544)
Net premiums earned	$97,817	$29,372	$127,189

Losses and settlement expenses incurred
Direct	$71,466	$—	$71,466
Assumed from nonaffiliates	34	16,692	16,726
Assumed from affiliates	76,771	211	76,982
Ceded to nonaffiliates	(2,725)	(2,179)	(4,904)
Ceded to affiliates	(71,466)	164	(71,302)
Net losses and settlement expenses incurred	$74,080	$14,888	$88,968

	Six months ended June 30, 2014
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$180,892	$—	$180,892
Assumed from nonaffiliates	1,780	72,020	73,800
Assumed from affiliates	225,334	—	225,334
Ceded to nonaffiliates	(12,137)	(7,398)	(19,535)
Ceded to affiliates	(180,892)	(5,170)	(186,062)
Net premiums written	$214,977	$59,452	$274,429

Premiums earned
Direct	$184,361	$—	$184,361
Assumed from nonaffiliates	1,735	75,645	77,380
Assumed from affiliates	215,278	—	215,278
Ceded to nonaffiliates	(12,249)	(8,207)	(20,456)
Ceded to affiliates	(184,361)	(5,170)	(189,531)
Net premiums earned	$204,764	$62,268	$267,032

Losses and settlement expenses incurred
Direct	$123,427	$—	$123,427
Assumed from nonaffiliates	1,086	51,983	53,069
Assumed from affiliates	155,502	537	156,039
Ceded to nonaffiliates	(8,075)	(6,259)	(14,334)
Ceded to affiliates	(123,427)	41	(123,386)
Net losses and settlement expenses incurred	$148,513	$46,302	$194,815

	Six months ended June 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$178,746	$—	$178,746
Assumed from nonaffiliates	1,495	73,709	75,204
Assumed from affiliates	209,541	—	209,541
Ceded to nonaffiliates	(10,996)	(9,749)	(20,745)
Ceded to affiliates	(178,746)	(5,756)	(184,502)
Net premiums written	$200,040	$58,204	$258,244

Premiums earned
Direct	$175,635	$—	$175,635
Assumed from nonaffiliates	1,424	70,187	71,611
Assumed from affiliates	200,366	—	200,366
Ceded to nonaffiliates	(11,268)	(7,267)	(18,535)
Ceded to affiliates	(175,635)	(5,756)	(181,391)
Net premiums earned	$190,522	$57,164	$247,686

Losses and settlement expenses incurred
Direct	$121,070	$—	$121,070
Assumed from nonaffiliates	427	35,699	36,126
Assumed from affiliates	133,357	435	133,792
Ceded to nonaffiliates	(3,736)	(3,627)	(7,363)
Ceded to affiliates	(121,070)	(1,013)	(122,083)
Net losses and settlement expenses incurred	$130,048	$31,494	$161,542

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$103,517	$30,435	$—	$133,952

Underwriting profit (loss)	(10,979)	(1,850)	—	(12,829)
Net investment income (loss)	7,972	3,106	(2)	11,076
Realized investment gains (losses)	1,568	775	—	2,343
Other income	181	—	—	181
Interest expense	85	—	—	85
Other expenses	234	(181)	363	416
Income (loss) before income tax expense (benefit)	$(1,577)	$2,212	$(365)	$270

Three months ended June 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$97,817	$29,372	$—	$127,189

Underwriting profit (loss)	(10,423)	7,691	—	(2,732)
Net investment income (loss)	8,096	2,946	(2)	11,040
Realized investment gains (losses)	392	(217)	—	175
Other income	163	—	—	163
Interest expense	85	—	—	85
Other expenses	186	101	325	612
Income (loss) before income tax expense (benefit)	$(2,043)	$10,319	$(327)	$7,949

Six months ended June 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$204,764	$62,268	$—	$267,032

Underwriting profit (loss)	(11,454)	975	—	(10,479)
Net investment income (loss)	16,588	6,349	(6)	22,931
Realized investment gains (losses)	2,579	1,026	—	3,605
Other income	382	—	—	382
Interest expense	169	—	—	169
Other expenses	408	(14)	717	1,111
Income (loss) before income tax expense (benefit)	$7,518	$8,364	$(723)	$15,159

Assets	$1,024,174	$413,061	$486,734	$1,923,969
Eliminations	—	—	(473,962)	(473,962)
Reclassifications	—	(465)	(146)	(611)
Net assets	$1,024,174	$412,596	$12,626	$1,449,396

Six months ended June 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$190,522	$57,164	$—	$247,686

Underwriting profit (loss)	(7,807)	12,516	—	4,709
Net investment income (loss)	15,745	5,743	(5)	21,483
Realized investment gains (losses)	2,349	494	—	2,843
Other income	398	—	—	398
Interest expense	216	—	—	216
Other expenses	391	(340)	708	759
Income (loss) before income tax expense (benefit)	$10,078	$19,093	$(713)	$28,458

Year ended December 31, 2013
Assets	$978,746	$387,284	$455,368	$1,821,398
Eliminations	—	—	(441,984)	(441,984)
Reclassifications	—	—	(481)	(481)
Net assets	$978,746	$387,284	$12,903	$1,378,933

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three and six months ended June 30, 2014 and 2013, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Property and casualty insurance segment
Commercial lines:
Automobile	$23,855	$21,097	$46,657	$41,221
Property	23,328	21,425	46,645	41,810
Workers' compensation	21,910	21,027	42,963	40,554
Liability	21,055	19,602	41,510	37,635
Other	1,812	1,843	3,591	3,706
Total commercial lines	91,960	84,994	181,366	164,926

Personal lines:
Automobile	6,304	6,917	12,715	13,839
Property	5,062	5,729	10,306	11,416
Liability	191	177	377	341
Total personal lines	11,557	12,823	23,398	25,596
Total property and casualty insurance	$103,517	$97,817	$204,764	$190,522

Reinsurance segment
Pro rata reinsurance:
Property and liability	$3,267	$2,483	$4,331	$3,512
Property	288	3,645	6,065	8,272
Crop	775	506	1,213	946
Liability	2,721	1,125	5,513	1,518
Marine	4,837	2,546	8,248	5,957
Total pro rata reinsurance	11,888	10,305	25,370	20,205

Excess of loss reinsurance:
Property	15,800	16,228	31,259	31,449
Liability	2,747	2,839	5,638	5,510
Surety	—	—	1	—
Total excess of loss reinsurance	18,547	19,067	36,898	36,959
Total reinsurance	$30,435	$29,372	$62,268	$57,164

Consolidated	$133,952	$127,189	$267,032	$247,686

5.	INCOME TAXES
The actual income tax expense (benefit) for the three and six months ended June 30, 2014 and 2013 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense (benefit)) as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Computed "expected" income tax expense	$95	$2,782	$5,306	$9,960
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(858)	(993)	(1,802)	(1,936)
Dividends received deduction	(258)	(222)	(478)	(417)
Proration of tax-exempt interest and dividends received deduction	167	182	342	353
Other, net	110	(12)	182	13
Income tax expense (benefit)	$(744)	$1,737	$3,550	$7,973

The Company had no provision for uncertain income tax positions at June 30, 2014 or December 31, 2013.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three or six months ended June 30, 2014 or 2013.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2010.  The Company’s 2011 income tax return has been audited and no adjustments were proposed.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Pension plans:
Service cost	$3,240	$3,181	$6,431	$6,607
Interest cost	2,451	1,918	4,832	3,828
Expected return on plan assets	(5,183)	(4,287)	(10,366)	(8,575)
Amortization of net actuarial loss	119	1,515	183	2,981
Amortization of prior service cost	8	12	16	25
Net periodic pension benefit cost	$635	$2,339	$1,096	$4,866

Postretirement benefit plans:
Service cost	$315	$1,575	$630	$3,150
Interest cost	563	1,543	1,127	3,086
Expected return on plan assets	(1,099)	(907)	(2,198)	(1,815)
Amortization of net actuarial loss	412	923	825	1,847
Amortization of prior service credit	(2,866)	(623)	(5,733)	(1,246)
Net periodic postretirement benefit cost (income)	$(2,675)	$2,511	$(5,349)	$5,022

The net periodic postretirement benefit income recognized on Employers Mutual's postretirement benefit plans during the three and six months ended June 30, 2014 is due to a plan amendment that was announced in the fourth quarter of 2013. This plan amendment generated a large prior service credit that is being amortized into net periodic benefit cost over a number of years. In addition, the service cost and interest cost components of net periodic benefit cost of the revised plan declined significantly.
Net periodic pension benefit cost allocated to the Company amounted to $196 and $725 for the three months and $340 and $1,507 for the six months ended June 30, 2014 and 2013, respectively.  Net periodic postretirement benefit cost (income) allocated to the Company amounted to $(771) and $728 for the three months and $(1,542) and $1,456 for the six months ended June 30, 2014 and 2013, respectively.
The Company’s share of Employers Mutual’s 2014 planned contributions to the pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500 and $0, respectively.

7.	STOCK-BASED COMPENSATION
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock plans and its non-employee director stock plans.  Beginning with the second quarter 2014 purchase, Employers Mutual is also purchasing common stock from the Company to fulfill its obligations under its employee stock purchase plan (previously the shares needed for this were purchased on the open market).
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
The Company recognized compensation expense from these plans of $88 ($57 net of tax) and $78 ($51 net of tax) for the three months and $139 ($90 net of tax) and $142 ($94 net of tax) for the six months ended June 30, 2014 and 2013, respectively.  During the first six months of 2014, 62,764 shares of restricted stock were granted under the 2007 Plan to eligible participants and 14,117 shares of restricted stock vested. In addition, 140,253 options were exercised under the plans at a weighted average exercise price of $21.37.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
June 30, 2014
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,615	$9,615
U.S. government-sponsored agencies	185,481	185,481
Obligations of states and political subdivisions	342,501	342,501
Commercial mortgage-backed	55,594	55,594
Residential mortgage-backed	97,235	97,235
Other asset-backed	11,564	11,564
Corporate	369,213	369,213
Total fixed maturity securities available-for-sale	1,071,203	1,071,203

Equity securities available-for-sale:
Common stocks:
Financial services	31,701	31,701
Information technology	23,945	23,945
Healthcare	22,298	22,298
Consumer staples	13,474	13,474
Consumer discretionary	20,776	20,776
Energy	27,137	27,137
Industrials	14,805	14,805
Other	17,947	17,947
Non-redeemable preferred stocks	12,493	12,493
Total equity securities available-for-sale	184,576	184,576

Short-term investments	59,799	59,799

Liabilities:
Surplus notes	25,000	11,485

	Carrying amount	Estimated fair value
December 31, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$9,412
U.S. government-sponsored agencies	146,946	146,946
Obligations of states and political subdivisions	357,052	357,052
Commercial mortgage-backed	68,939	68,939
Residential mortgage-backed	94,179	94,179
Other asset-backed	12,648	12,648
Corporate	338,808	338,808
Total fixed maturity securities available-for-sale	1,027,984	1,027,984

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,498
Information technology	18,917	18,917
Healthcare	21,945	21,945
Consumer staples	13,011	13,011
Consumer discretionary	21,031	21,031
Energy	21,117	21,117
Industrials	17,264	17,264
Other	17,811	17,811
Non-redeemable preferred stocks	10,254	10,254
Total equity securities available-for-sale	169,848	169,848

Short-term investments	56,166	56,166

Liabilities:
Surplus notes	25,000	10,040

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2014, one security was priced solely from a broker quote (seven at December 31, 2013); however, all of these securities were reported as Level 2 fair value measurements due to the broker quote prices approximating the Company's price estimates obtained by applying pricing techniques with observable inputs.
A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at June 30, 2014 and December 31, 2013, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at June 30, 2014 and December 31, 2013 include six fixed maturity securities. Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO or the Company's investment custodian using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of June 30, 2014 and December 31, 2013.

		Fair value measurements using
June 30, 2014	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,615	$—	$9,615	$—
U.S. government-sponsored agencies	185,481	—	185,481	—
Obligations of states and political subdivisions	342,501	—	342,501	—
Commercial mortgage-backed	55,594	—	55,594	—
Residential mortgage-backed	97,235	—	97,235	—
Other asset-backed	11,564	—	11,564	—
Corporate	369,213	—	367,264	1,949
Total fixed maturity securities available-for-sale	1,071,203	—	1,069,254	1,949

Equity securities available-for-sale:
Common stocks:
Financial services	31,701	31,698	—	3
Information technology	23,945	23,945	—	—
Healthcare	22,298	22,298	—	—
Consumer staples	13,474	13,474	—	—
Consumer discretionary	20,776	20,776	—	—
Energy	27,137	27,137	—	—
Industrials	14,805	14,805	—	—
Other	17,947	17,947	—	—
Non-redeemable preferred stocks	12,493	7,850	4,643	—
Total equity securities available-for-sale	184,576	179,930	4,643	3

Short-term investments	59,799	59,799	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,485	—	—	11,485

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$—	$9,412	$—
U.S. government-sponsored agencies	146,946	—	146,946	—
Obligations of states and political subdivisions	357,052	—	357,052	—
Commercial mortgage-backed	68,939	—	68,939	—
Residential mortgage-backed	94,179	—	94,179	—
Other asset-backed	12,648	—	12,648	—
Corporate	338,808	—	336,832	1,976
Total fixed maturity securities available-for-sale	1,027,984	—	1,026,008	1,976

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,495	—	3
Information technology	18,917	18,917	—	—
Healthcare	21,945	21,945	—	—
Consumer staples	13,011	13,011	—	—
Consumer discretionary	21,031	21,031	—	—
Energy	21,117	21,117	—	—
Industrials	17,264	17,264	—	—
Other	17,811	17,811	—	—
Non-redeemable preferred stocks	10,254	5,795	4,459	—
Total equity securities available-for-sale	169,848	165,386	4,459	3

Short-term investments	56,166	56,166	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,040	—	—	10,040

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2014 and 2013.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2014	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,975	$3	$1,978
Settlements	(42)	—	(42)
Unrealized gains included in other comprehensive income (loss)	16	—	16
Balance at June 30, 2014	$1,949	$3	$1,952

Six months ended June 30, 2014
Beginning balance	$1,976	$3	$1,979
Settlements	(42)	—	(42)
Unrealized gains included in other comprehensive income (loss)	15	—	15
Balance at June 30, 2014	$1,949	$3	$1,952

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended June 30, 2013	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$—	$2	$2
Purchases	948	—	948
Unrealized gains included in other comprehensive income (loss)	—	1	1
Balance at June 30, 2013	$948	$3	$951

Six months ended June 30, 2013
Beginning balance	$—	$2	$2
Purchases	948	—	948
Unrealized gains included in other comprehensive income (loss)	—	1	1
Balance at June 30, 2013	$948	$3	$951

There were no transfers into or out of Levels 1 or 2 during the three or six months ended June 30, 2014 or 2013.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2014 and December 31, 2013 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

June 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,556	$157	$98	$9,615
U.S. government-sponsored agencies	188,583	1,875	4,977	185,481
Obligations of states and political subdivisions	319,885	23,196	580	342,501
Commercial mortgage-backed	50,708	4,886	—	55,594
Residential mortgage-backed	98,894	987	2,646	97,235
Other asset-backed	10,306	1,258	—	11,564
Corporate	350,097	19,848	732	369,213
Total fixed maturity securities	1,028,029	52,207	9,033	1,071,203

Equity securities:
Common stocks:
Financial services	21,346	10,374	19	31,701
Information technology	15,666	8,279	—	23,945
Healthcare	12,516	9,783	1	22,298
Consumer staples	9,189	4,285	—	13,474
Consumer discretionary	10,478	10,298	—	20,776
Energy	17,879	9,261	3	27,137
Industrials	8,386	6,423	4	14,805
Other	13,328	4,620	1	17,947
Non-redeemable preferred stocks	12,082	660	249	12,493
Total equity securities	120,870	63,983	277	184,576
Total securities available-for-sale	$1,148,899	$116,190	$9,310	$1,255,779

December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,540	$191	$319	$9,412
U.S. government-sponsored agencies	156,981	1,356	11,391	146,946
Obligations of states and political subdivisions	346,554	15,040	4,542	357,052
Commercial mortgage-backed	63,185	5,842	88	68,939
Residential mortgage-backed	96,058	1,073	2,952	94,179
Other asset-backed	11,456	1,192	—	12,648
Corporate	325,798	16,542	3,532	338,808
Total fixed maturity securities	1,009,572	41,236	22,824	1,027,984

Equity securities:
Common stocks:
Financial services	19,273	9,374	149	28,498
Information technology	12,645	6,301	29	18,917
Healthcare	12,801	9,144	—	21,945
Consumer staples	9,162	3,849	—	13,011
Consumer discretionary	10,722	10,309	—	21,031
Energy	14,102	7,341	326	21,117
Industrials	11,190	6,075	1	17,264
Other	13,358	4,489	36	17,811
Non-redeemable preferred stocks	10,582	316	644	10,254
Total equity securities	113,835	57,198	1,185	169,848
Total securities available-for-sale	$1,123,407	$98,434	$24,009	$1,197,832

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2014 and December 31, 2013, listed by length of time the securities were in an unrealized loss position.

June 30, 2014	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$—	$—	$4,736	$98	$4,736	$98
U.S. government-sponsored agencies	12,638	47	102,022	4,930	114,660	4,977
Obligations of states and political subdivisions	3,445	10	41,566	570	45,011	580
Commercial mortgage-backed	344	—	—	—	344	—
Residential mortgage-backed	24,586	973	25,938	1,673	50,524	2,646
Corporate	16,235	87	31,889	645	48,124	732
Total, fixed maturity securities	57,248	1,117	206,151	7,916	263,399	9,033
Equity securities:
Common stocks:
Financial services	265	19	—	—	265	19
Healthcare	65	1	—	—	65	1
Energy	1,315	3	—	—	1,315	3
Industrials	118	4	—	—	118	4
Other	26	1	—	—	26	1
Non-redeemable preferred stocks	—	—	1,750	249	1,750	249
Total, equity securities	1,789	28	1,750	249	3,539	277
Total temporarily impaired securities	$59,037	$1,145	$207,901	$8,165	$266,938	$9,310

December 31, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,507	$319	$—	$—	$4,507	$319
U.S. government-sponsored agencies	93,856	8,120	24,053	3,271	117,909	11,391
Obligations of states and political subdivisions	74,523	4,335	3,008	207	77,531	4,542
Commercial mortgage-backed	10,551	88	—	—	10,551	88
Residential mortgage-backed	44,243	2,482	4,600	470	48,843	2,952
Corporate	81,292	2,704	10,547	828	91,839	3,532
Total, fixed maturity securities	308,972	18,048	42,208	4,776	351,180	22,824
Equity securities:
Common stocks:
Financial services	2,801	149	—	—	2,801	149
Information technology	610	29	—	—	610	29
Consumer staples	30	—	—	—	30	—
Energy	1,450	326	—	—	1,450	326
Industrials	625	1	—	—	625	1
Other	1,499	36	—	—	1,499	36
Non-redeemable preferred stocks	2,121	128	1,484	516	3,605	644
Total, equity securities	9,136	669	1,484	516	10,620	1,185
Total temporarily impaired securities	$318,108	$18,717	$43,692	$5,292	$361,800	$24,009

Unrealized losses on fixed maturity securities decreased in every asset class at June 30, 2014 due to the decline in interest rates during the first six months of 2014.  Most of these securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2014.
No particular sector or individual security accounted for a material amount of unrealized losses on common stocks at June 30, 2014.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2014.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2014.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$14,324	$14,582
Due after one year through five years	209,948	223,617
Due after five years through ten years	166,906	173,341
Due after ten years	487,249	506,834
Mortgage-backed securities	149,602	152,829
Totals	$1,028,029	$1,071,203

A summary of realized investment gains and (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Fixed maturity securities available-for-sale:
Gross realized investment gains	$285	$132	$366	$818
Gross realized investment losses	—	(725)	(92)	(725)

Equity securities available-for-sale:
Gross realized investment gains	3,283	1,233	5,316	3,324
Gross realized investment losses	(405)	(465)	(481)	(553)
"Other-than-temporary" impairments	—	—	(316)	(21)

Other long-term investments:
Gross realized investment losses	(820)	—	(1,188)	—
Totals	$2,343	$175	$3,605	$2,843

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The realized investment losses recognized on other long-term investments for the three and six months ended June 30, 2014 represent changes in the carrying value of a limited partnership that was purchased to implement an equity tail-risk hedging strategy. The amount reported as “other-than-temporary” impairments on equity securities does not include any individually significant items. The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $178 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $245 at December 31, 2013 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2014.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

	Accumulated other comprehensive income by component (1)
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2013	$48,376	$10,634	$59,010
Other comprehensive income (loss) before reclassifications	24,211	—	24,211
Amounts reclassified from accumulated other comprehensive income	(3,115)	(887)	(4,002)
Other comprehensive income (loss)	21,096	(887)	20,209
Balance at June 30, 2014	$69,472	$9,747	$79,219

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table displays amounts reclassified out of accumulated other comprehensive income during the three and six months ended June 30, 2014.

	Amounts reclassified from accumulated other comprehensive income (1)
Accumulated other comprehensive income components	Three months ended June 30, 2014	Six months ended June 30, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$3,163	$4,793	Net realized investment gains
Deferred income tax expense	(1,107)	(1,678)	Income tax (expense) benefit, current
Net reclassification adjustment	2,056	3,115

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(153)	(289)	(2)
Prior service credit	827	1,654	(2)
Total before tax	674	1,365
Deferred income tax expense	(236)	(478)	Income tax (expense) benefit, current
Net reclassification adjustment	438	887

Total reclassification adjustment	$2,494	$4,002

(1)	Amounts in parentheses indicate debits to net income

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit cost (income) (see Note 6, Employee Retirement Plans, for additional details).

13.	NEW ACCOUNTING PRONOUNCEMENTS
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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first six months of 2014.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first six months of 2014.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2014 and 2013 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Property and casualty insurance
Premiums earned	$103,517	$97,817	$204,764	$190,522
Losses and settlement expenses	80,787	74,080	148,513	130,048
Acquisition and other expenses	33,709	34,160	67,705	68,281
Underwriting loss	$(10,979)	$(10,423)	$(11,454)	$(7,807)

Loss and settlement expense ratio	78.0%	75.7%	72.5%	68.3%
Acquisition expense ratio	32.6%	35.0%	33.1%	35.8%
Combined ratio	110.6%	110.7%	105.6%	104.1%

Losses and settlement expenses:
Insured events of current year	$85,527	$73,325	$154,192	$131,831
Increase (decrease) in provision for insured events of prior years	(4,740)	755	(5,679)	(1,783)

Total losses and settlement expenses	$80,787	$74,080	$148,513	$130,048

Catastrophe and storm losses	$21,465	$18,489	$28,437	$23,354

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Reinsurance
Premiums earned	$30,435	$29,372	$62,268	$57,164
Losses and settlement expenses	25,059	14,888	46,302	31,494
Acquisition and other expenses	7,226	6,793	14,991	13,154
Underwriting profit (loss)	$(1,850)	$7,691	$975	$12,516

Loss and settlement expense ratio	82.3%	50.7%	74.4%	55.1%
Acquisition expense ratio	23.8%	23.1%	24.0%	23.0%
Combined ratio	106.1%	73.8%	98.4%	78.1%

Losses and settlement expenses:
Insured events of current year	$26,962	$17,706	$49,854	$36,030
Decrease in provision for insured events of prior years	(1,903)	(2,818)	(3,552)	(4,536)

Total losses and settlement expenses	$25,059	$14,888	$46,302	$31,494

Catastrophe and storm losses	$6,480	$2,860	$6,920	$3,392

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Consolidated
REVENUES
Premiums earned	$133,952	$127,189	$267,032	$247,686
Net investment income	11,076	11,040	22,931	21,483
Realized investment gains	2,343	175	3,605	2,843
Other income	181	163	382	398
	147,552	138,567	293,950	272,410
LOSSES AND EXPENSES
Losses and settlement expenses	105,846	88,968	194,815	161,542
Acquisition and other expenses	40,935	40,953	82,696	81,435
Interest expense	85	85	169	216
Other expense	416	612	1,111	759
	147,282	130,618	278,791	243,952

Income before income tax expense (benefit)	270	7,949	15,159	28,458
Income tax expense (benefit)	(744)	1,737	3,550	7,973
Net income	$1,014	$6,212	$11,609	$20,485

Net income per share	$0.08	$0.48	$0.87	$1.58

Loss and settlement expense ratio	79.0%	70.0%	73.0%	65.2%
Acquisition expense ratio	30.6%	32.2%	30.9%	32.9%
Combined ratio	109.6%	102.2%	103.9%	98.1%

Losses and settlement expenses:
Insured events of current year	$112,489	$91,031	$204,046	$167,861
Decrease in provision for insured events of prior years	(6,643)	(2,063)	(9,231)	(6,319)

Total losses and settlement expenses	$105,846	$88,968	$194,815	$161,542

Catastrophe and storm losses	$27,945	$21,349	$35,357	$26,746

The Company reported net income of $1,014 ($0.08 per share) during the three months ended June 30, 2014 compared to $6,212 ($0.48 per share) during the same period in 2013.  For the six months ended June 30, 2014, net income totaled $11,609 ($0.87 per share) compared to $20,485 ($1.58 per share) during the same period in 2013. Second quarter results were impacted by a large amount of hail, wind and tornado losses associated with several severe Midwest storms, as well as an increase in large losses. While an elevated level of losses is generally expected in the second quarter due to exposure to Midwest convective storms, this has been a somewhat unusual year due to the severe hail/wind storms that have occurred. Results for the first half of 2014 also reflect an elevated level of losses from frozen pipes, roof collapses, auto accidents, fires, and slip and fall incidents stemming from the unusually cold and harsh winter weather that persisted across much of the country during the first quarter. Although net income is down due to weather-related losses, the Company continues to benefit from improved premium rate adequacy in the property and casualty insurance segment, an increase in investment income stemming from a larger invested asset base, and a significant reduction in the amount of net periodic pension and postretirement benefit expenses allocated to the Company.

Premium income
Premiums earned increased 5.3 percent and 7.8 percent to $133,952 and $267,032 for the three and six months ended June 30, 2014 from $127,189 and $247,686 for the same periods in 2013.  In the property and casualty insurance segment, the majority of the increase is attributable to rate level increases on renewal business.  In the reinsurance segment, the increase is attributable to growth in existing pro rata contracts, as well as the addition of some new business. Management anticipates that rate increases will continue to be implemented in the property and casualty insurance segment during the remainder of the year, though the increases are expected to be somewhat smaller than those implemented during 2013. Rates-on-line for catastrophe excess of loss reinsurance business declined approximately seven to eight percent during the January 1 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased by ceding companies.
Premiums earned for the property and casualty insurance segment increased 5.8 percent and 7.5 percent to $103,517 and $204,764 for the three and six months ended June 30, 2014 from $97,817 and $190,522 for the same periods in 2013.  These increases are primarily associated with renewal business, which increased seven percent during the first six months of 2014 due to a combination of rate level increases, growth in insured exposures and an increase in retained policies (except for personal lines). Renewal rates across both commercial and personal lines of business increased approximately five percent during the first six months of 2014, though the level of rate increases did slow somewhat during the second quarter. Management anticipates that rate level increases will continue to be implemented through the remainder of the year, but at a diminishing pace. The pool participants have not implemented broad-based rate level increases across the entire book of business, but have instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach has allowed the property and casualty insurance segment to retain its core book of business, while working to improve underwriting margins.  While renewal rates for personal lines of business increased, written premiums were down due to an intentional reduction in policy count to lessen exposure concentrations.  Due to the decrease in personal lines policy count and the continued emphasis on rate increases, overall policy retention declined slightly during calendar year 2013. During the first six months of 2014, the overall policy retention rate continued to be strong at 85.4 percent (commercial lines at 86.7 percent and personal lines at 83.8 percent), which approximates the retention rate at the end of 2013.  While new business continues to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums, the pool participants were able to capitalize on some new business opportunities outside of the core Midwest market.  New business in the Northwest, Southwest and Southeast parts of the United States grew, and are generally expected to continue to grow, at a slightly faster pace than other regions. This growth helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. New business premium increased nine percent in the commercial lines of business (corresponding policy count was nearly unchanged), and personal lines new business premium was flat.
Premiums earned for the reinsurance segment increased 3.6 percent and 8.9 percent to $30,435 and $62,268 for the three and six months ended June 30, 2014 from $29,372 and $57,164 for the same periods in 2013.  Premiums increased despite a decline in rate levels for catastrophe excess of loss business, which comprises approximately 20 percent of the reinsurance segment's book of business. These increases are primarily attributed to growth in a pro rata casualty account first written in 2013 and the offshore energy and liability proportional account, as well as the addition of some new business. The pro rata property line of business experienced a significant decline in earned premiums for the three and six months ended June 30, 2014. The primary factor contributing to these declines is an extension of the renewal date of two large facility contracts from May 1 to July 1. In addition, there were a few pro rata property contracts that did not renew on January 1. Rates-on-line for catastrophe excess of loss business declined approximately seven to eight percent during the January 1 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased by ceding companies.  Other trends noted during the January 1 renewal season included the liberalization of contract terms generally favorable to the buyer, including, but not limited to, an expansion of the hours clause (which provides a longer time period for losses to be attributed to a named catastrophic event); expansion of terrorism coverage to include, in many contracts, all acts other than nuclear, biological, chemical and radiation; and multi-year commitments on pricing. Premiums earned for 2014 reflect a reduction in the cost of the excess of loss reinsurance protection provided by Employers Mutual, from 9.0 percent of total assumed reinsurance premiums written in 2013 to 8.0 percent in 2014.
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

Losses and settlement expenses
Losses and settlement expenses increased 19.0 percent and 20.6 percent to $105,846 and $194,815 for the three and six months ended June 30, 2014 from $88,968 and $161,542 for the same periods in 2013.  The loss and settlement expense ratios increased to 79.0 percent and 73.0 percent for the three and six months ended June 30, 2014 from 70.0 percent and 65.2 percent for the same periods in 2013.  The increases in the loss and settlement expense ratios are primarily attributed to the reinsurance segment, which experienced an increase in both loss severity and catastrophe and storm losses. While the increase in the reinsurance segment's losses and settlement expenses for the three and six months ended June 30, 2014 is significant, it is important to note that the amounts reported in 2013 were unusually low. The property and casualty insurance segment also experienced an increase in catastrophe and storm losses and large losses during the second quarter. The improved premium rate adequacy achieved over the past several years reduced the impact that this elevated level of losses would have otherwise had on the loss and settlement expense ratios. The actuarial analysis of the Company’s carried reserves as of March 31, 2014 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratios for the property and casualty insurance segment increased to 78.0 percent and 72.5 percent for the three and six months ended June 30, 2014 from 75.7 percent and 68.3 percent for the same periods in 2013.  The increase in the loss and settlement expense ratio for the three months ended June 30, 2014 is primarily attributed to a large amount of hail, wind and tornado losses associated with several severe Midwest storms, and an increase in large losses. The increase in the loss and settlement expense ratio for the six months ended June 30, 2014 also reflects an elevated level of losses associated with the severe winter weather experienced in the first quarter. The majority of the first quarter severe winter weather losses were not classified as catastrophe and storm losses because cold weather events are generally not assigned an occurrence code by the Property & Liability Resource Bureau (PLRB); however, losses attributed to the polar vortex that impacted the eastern United States in early January were classified as catastrophe and storm losses because the PLRB assigned an occurrence code to that event. Catastrophe and storm losses accounted for 20.7 and 13.9 percentage points of the loss and settlement expense ratios for the three and six months ended June 30, 2014, respectively, up from 18.9 and 12.3 percentage points during the same periods in 2013, and higher than the most recent 10-year averages of 18.7 and 11.8 percentage points for those periods. Large losses, which the Company defines as losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses, accounted for 9.6 and 6.9 percentage points of the loss and settlement expense ratios for the three and six months ended June 30, 2014, compared to 6.7 and 5.0 percentage points for the same periods in 2013.  Included in the large loss amount reported for the second quarter of 2014 is $1,500 stemming from a fire at an adjacent building being renovated that damaged two office buildings owned by the Company's parent, Employers Mutual. At the time of the loss, Employers Mutual was self-insured for the first $5,000 of loss to its campus, and the loss was subject to the EMC Insurance Companies' inter-company pooling agreement. Favorable development on prior years’ reserves increased during both the three and six months ended June 30, 2014 compared to the same periods in 2013. Favorable development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratios for the reinsurance segment increased to 82.3 percent and 74.4 percent for the three and six months ended June 30, 2014 from the unusually low ratios of 50.7 percent and 55.1 percent for the same periods in 2013. These increases are primarily attributed to an increase in both loss severity and catastrophe and storm losses. The reinsurance subsidiary also experienced a small decline in the amount of favorable development experienced on prior years’ reserves.

Acquisition and other expenses
Acquisition and other expenses were down slightly to $40,935 for the three months ended June 30, 2014 from $40,953 for the same period in 2013, but increased 1.5 percent to $82,696 for the six months ended June 30, 2014 from $81,435 for the same period in 2013.  The acquisition expense ratios declined to 30.6 percent and 30.9 percent for the three and six months ended June 30, 2014 from 32.2 percent and 32.9 percent for the same periods in 2013.  The decreases in the acquisition expense ratios are attributed to an overall improvement in rate adequacy and large declines in the amount of net periodic pension and postretirement benefit costs allocated to the Company. Net periodic pension benefit cost declined to $196 and $340 for the three and six months ended June 30, 2014, from $725 and $1,507 in the same periods of 2013. These decreases reflect an increase in the expected return on plan assets, due to an increase in plan assets, and a decline in the amount of net actuarial loss amortized into expense. Net periodic postretirement benefit cost changed significantly as a result of the plan amendment that was announced in the fourth quarter of 2013. The Company recognized net periodic postretirement benefit income of $771 and $1,542 for the three and six months ended June 30, 2014, compared to net periodic postretirement benefit expense of $728 and $1,456 in the same periods of 2013. The plan amendment created a large prior service credit that is being amortized into the benefit expense over 10 years. In addition, the service cost and interest cost components of the revised plan's net periodic benefit cost are significantly lower than those of the prior plan. Declines in policyholder dividend expense also contributed to the decreases in the acquisition expense ratios.
The acquisition expense ratios for the property and casualty insurance segment declined to 32.6 percent and 33.1 percent for the three and six months ended June 30, 2014 from 35.0 percent and 35.8 percent for the same periods in 2013.  As mentioned above, this decrease is primarily attributed to the large decline in retirement benefit expenses, and to a lesser extent, a decline in policyholder dividend expense and an increase in premium income. For the three and six months ended June 30, 2014, the property and casualty insurance segment was allocated $559 and $1,171 of net periodic benefit income for the pension and postretirement benefit plans, compared to $1,397 and $2,851 of net periodic benefit expense during the same periods in 2013.
The acquisition expense ratios for the reinsurance segment increased to 23.8 percent and 24.0 percent for the three and six months ended June 30, 2014 from 23.1 percent and 23.0 percent for the same periods in 2013. These increases are primarily attributed to growth in pro rata reinsurance business, which typically carries higher commission rates than excess of loss reinsurance business. During the first quarter of 2013, the reinsurance segment recognized a $223 negative commission allowance in conjunction with the addition of Church Mutual to the MRB underwriting association.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105 during the first quarter of 2013.  The increase in premium income helped mitigate the impact the increased expenses had on the acquisition expense ratio.

Investment results
Net investment income increased 0.3 percent and 6.7 percent to $11,076 and $22,931 for the three and six months ended June 30, 2014 from $11,040 and $21,483 for the same periods in 2013.  These increases reflect a higher average invested balance in fixed maturity securities and an increase in dividend income; however, approximately 2.1 percentage points of the increase for the six months ended June 30, 2014 is attributed to an early payoff of a commercial mortgage-backed security during the first quarter of 2014 that was purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. The investment income amounts reported for the three and six months ended June 30, 2013 included $201 of funds received from a litigation settlement on one security. Excluding this amount from the calculations, the increases in investment income would have been 2.2 percent and 7.7 percent, respectively. Current interest rate levels remain below the average coupon rate of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly to 3.9 percent at June 30, 2014, from 4.0 percent at December 31, 2013 and 4.3 percent at June 30, 2013.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, decreased to 5.0 at June 30, 2014 from 5.7 at December 31, 2013, reflecting a decline in interest rates that occurred during 2014. The Company’s equity security holdings produced dividend income of $1,280 and $2,771 for the three and six months ended June 30, 2014, compared to $1,153 and $2,249 for the same periods in 2013.

The Company had net realized investment gains of $2,343 and $3,605 during the three and six months ended June 30, 2014, compared to $175 and $2,843 during the same periods in 2013.  The amounts reported for the three and six months ended June 30, 2014 include $820 and $1,188, respectively, of realized losses attributed to the decline in the carrying value of a limited partnership that the Company invested in during the first quarter of 2014 to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). During the first six months of 2014, "other-than-temporary" impairment losses totaled $316, compared to $21 in the same period of 2013 (no impairment losses were recognized during the second quarters of either 2014 or 2013). Impairment losses were recognized on two equity securities in 2014, and on one equity security in 2013.

Interest and other expense
The decline in interest expense for the six months ended June 30, 2014 is due to a reduction in the interest rate on the property and casualty insurance segment’s outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.  Included in other expense are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  For the three and six months ended June 30, 2014, the reinsurance segment had foreign currency exchange gains of $180 and $14, compared to a $101 loss during the three months ended June 30, 2013 and a $340 gain during the six months ended June 30, 2013.

Income tax
The Company had an income tax benefit of $744 for the three months ended June 30, 2014, compared to income tax expense of $1,737 during the same period in 2013. For the six months ended June 30, 2014, income tax expense decreased 55.5 percent to $3,550 from $7,973 during the same period of 2013.  The effective tax rates for the three and six months ended June 30, 2014 were a negative 275.6 percent and a positive 23.4 percent compared to positive rates of 21.9 percent and 28.0 percent for the same periods in 2013. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $35,755 and $19,786 during the first six months of 2014 and 2013, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2014 without prior regulatory approval is approximately $47,976.  The Company received $309 and $7,500 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $6,140 and $5,477 during the first six months of 2014 and 2013, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2014 and December 31, 2013, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $28,063 and $11,968, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company does not actively trade in the bond market, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $6,159 and $2,392 in minority ownership interests in limited partnerships and limited liability companies at June 30, 2014 and December 31, 2013, respectively.  During the first quarter of 2014, the Company invested $4,367 in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting. The Company does not hold any other unregistered securities.
The Company’s cash balance was $568 and $239 at June 30, 2014 and December 31, 2013, respectively.
During the first six months of 2014, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2014 planned contributions to its pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500 and $0, respectively.
During the first six months of 2013, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $4,321 for its share of the total 2013 qualified pension plan contribution and $144 for its share of the total 2013 postretirement benefit plan contribution (no reimbursements were paid in the first six months of 2013).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2014.

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
The Company’s total cash and invested assets at June 30, 2014 and December 31, 2013 are summarized as follows:

	June 30, 2014
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,028,029	$1,071,203	81.0%	$1,071,203
Equity securities available-for-sale	120,870	184,576	14.0	184,576
Cash	568	568	—	568
Short-term investments	59,799	59,799	4.5	59,799
Other long-term investments	6,159	6,159	0.5	6,159
	$1,215,425	$1,322,305	100.0%	$1,322,305

	December 31, 2013
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,009,572	$1,027,984	81.8%	$1,027,984
Equity securities available-for-sale	113,835	169,848	13.5	169,848
Cash	239	239	—	239
Short-term investments	56,166	56,166	4.5	56,166
Other long-term investments	2,392	2,392	0.2	2,392
	$1,182,204	$1,256,629	100.0%	$1,256,629

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2014 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,556	$157	$98	$9,615
U.S. government-sponsored agencies	188,583	1,875	4,977	185,481
Obligations of states and political subdivisions	319,885	23,196	580	342,501
Commercial mortgage-backed	50,708	4,886	—	55,594
Residential mortgage-backed	98,894	987	2,646	97,235
Other asset-backed	10,306	1,258	—	11,564
Corporate	350,097	19,848	732	369,213
Total fixed maturity securities	1,028,029	52,207	9,033	1,071,203

Equity securities:
Common stocks:
Financial services	21,346	10,374	19	31,701
Information technology	15,666	8,279	—	23,945
Healthcare	12,516	9,783	1	22,298
Consumer staples	9,189	4,285	—	13,474
Consumer discretionary	10,478	10,298	—	20,776
Energy	17,879	9,261	3	27,137
Industrials	8,386	6,423	4	14,805
Other	13,328	4,620	1	17,947
Non-redeemable preferred stocks	12,082	660	249	12,493
Total equity securities	120,870	63,983	277	184,576
Total securities available-for-sale	$1,148,899	$116,190	$9,310	$1,255,779

The Company’s property and casualty insurance subsidiaries have $25,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and is subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $169 and $216 during the first six months of 2014 and 2013, respectively.  During the first quarter of 2014, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2013.
As of June 30, 2014, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
No "other-than-temporary" investment impairment losses were recorded during the three months ended June 30, 2014 or 2013. For the six months ended June 30, 2014, the Company recognized "other-than-temporary" investment impairment losses totaling $316 on two equity securities, compared to $21 on one equity security during the same period in 2013.
At June 30, 2014, the Company had unrealized losses on available-for-sale securities as presented in the table below. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2014.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $6,052, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2014.

	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$—	$—	$4,736	$98	$4,736	$98
U.S. government-sponsored agencies	12,638	47	102,022	4,930	114,660	4,977
Obligations of states and political subdivisions	3,445	10	41,566	570	45,011	580
Commercial mortgage-backed	344	—	—	—	344	—
Residential mortgage-backed	24,586	973	25,938	1,673	50,524	2,646
Corporate	16,235	87	31,889	645	48,124	732
Total, fixed maturity securities	57,248	1,117	206,151	7,916	263,399	9,033
Equity securities:
Common stocks:
Financial services	265	19	—	—	265	19
Healthcare	65	1	—	—	65	1
Energy	1,315	3	—	—	1,315	3
Industrials	118	4	—	—	118	4
Other	26	1	—	—	26	1
Non-redeemable preferred stocks	—	—	1,750	249	1,750	249
Total, equity securities	1,789	28	1,750	249	3,539	277
Total temporarily impaired securities	$59,037	$1,145	$207,901	$8,165	$266,938	$9,310

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2014, non-investment grade fixed maturity securities held by the Company included nine securities, all of which were residential mortgage-backed securities.  All of these securities were in an unrealized gain position at June 30, 2014.
Following is a schedule of gross realized losses recognized in the first six months of 2014.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Other realized losses (1)	Total gross realized losses
	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	1,990	1,898	92	—	—	92
Subtotal, fixed maturity securities	1,990	1,898	92	—	—	92

Equity securities:
Three months or less	4,281	4,060	221	49	—	270
Over three months to six months	350	341	9	—	—	9
Over six months to nine months	355	281	74	—	—	74
Over nine months to twelve months	642	465	177	—	—	177
Over twelve months	—	—	—	267	—	267
Subtotal, equity securities	5,628	5,147	481	316	—	797

Other long-term investments:
Three months or less	—	—	—	—	1,188	1,188
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, other long-term investments	—	—	—	—	1,188	1,188

Total realized losses in earnings	$7,618	$7,045	$573	$316	$1,188	$2,077
(1) The amount reported for other long-term investments represents changes in the carrying value of a limited partnership that are recorded as realized investment losses.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2023.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2014 did not change materially from those presented in the Company’s 2013 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $790 and $894 as of June 30, 2014 and December 31, 2013, respectively.  Premium tax offsets of $788 and $894, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2014 and December 31, 2013, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1,852 and $1,747 as of June 30, 2014 and December 31, 2013, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $178 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $245 at December 31, 2013 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2014.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share amounts)

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2014:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)
4/1/2014 - 4/30/2014	20	$32.89	—	$19,491
5/1/2014 - 5/31/2014	56	33.48	—	19,491
6/1/2014 - 6/30/2014	887	32.33	—	19,491
Total	963	$32.41	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2014.

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