Form 10-Q
period 2014-09-30
EMC INSURANCE GROUP INC
filed 2014-11-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common stock, $1.00 par value	13,546,384

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,059,598 and $1,009,572)	$1,101,240	$1,027,984
Equity securities available-for-sale, at fair value (cost $122,986 and $113,835)	187,383	169,848
Other long-term investments	6,730	2,392
Short-term investments	69,991	56,166
Total investments	1,365,344	1,256,390

Cash	381	239
Reinsurance receivables due from affiliate	31,691	34,760
Prepaid reinsurance premiums due from affiliate	9,869	9,717
Deferred policy acquisition costs (affiliated $42,008 and $37,414)	42,254	37,792
Amounts due from affiliate to settle inter-company transaction balances	4,182	—
Prepaid pension and postretirement benefits due from affiliate	23,063	23,121
Accrued investment income	10,938	9,984
Accounts receivable	2,134	1,080
Income taxes recoverable	4,424	—
Goodwill	942	942
Other assets (affiliated $5,999 and $4,780)	6,148	4,908
Total assets	$1,501,370	$1,378,933
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $656,855 and $600,313)	$665,280	$610,181
Unearned premiums (affiliated $252,152 and $218,788)	253,108	220,627
Other policyholders' funds (all affiliated)	8,541	8,491
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	13,522
Pension and postretirement benefits payable to affiliate	3,391	3,401
Income taxes payable	—	1,530
Deferred income taxes	23,526	12,822
Other liabilities (affiliated $19,943 and $25,161)	36,649	28,149
Total liabilities	1,015,495	923,723

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,536,635 shares in 2014 and 13,306,027 shares in 2013	13,537	13,306
Additional paid-in capital	105,914	99,309
Accumulated other comprehensive income	78,229	59,010
Retained earnings	288,195	283,585
Total stockholders' equity	485,875	455,210
Total liabilities and stockholders' equity	$1,501,370	$1,378,933
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands, except share and per share amounts)	2014	2013
REVENUES
Premiums earned (affiliated $137,395 and $130,873)	$138,316	$132,362
Investment income, net	11,503	10,545
Net realized investment gains, excluding impairment losses on securities available-for-sale	171	1,010
Total "other-than-temporary" impairment losses on securities available-for-sale	(561)	(3)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(561)	(3)
Net realized investment gains (losses)	(390)	1,007
Other income (all affiliated)	202	195
Total revenues	149,631	144,109

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $106,090 and $86,786)	106,652	88,235
Dividends to policyholders (all affiliated)	2,588	4,220
Amortization of deferred policy acquisition costs (affiliated $24,761 and $23,327)	24,957	23,671
Other underwriting expenses (affiliated $13,907 and $17,332)	13,907	17,332
Interest expense (all affiliated)	84	84
Other expense (affiliated $(152) and $544)	(440)	1,003
Total losses and expenses	147,748	134,545
Income before income tax expense (benefit)	1,883	9,564

INCOME TAX EXPENSE (BENEFIT)
Current	(1,452)	3,875
Deferred	1,106	(1,510)
Total income tax expense (benefit)	(346)	2,365
Net income	$2,229	$7,199

Net income per common share - basic and diluted	$0.16	$0.55

Dividend per common share	$0.23	$0.21

Average number of common shares outstanding - basic and diluted	13,511,692	13,131,323
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
($ in thousands, except share and per share amounts)	2014	2013
REVENUES
Premiums earned (affiliated $399,541, and $374,609)	$405,348	$380,048
Investment income, net	34,434	32,028
Net realized investment gains, excluding impairment losses on securities available-for-sale	4,092	3,874
Total "other-than-temporary" impairment losses on securities available-for-sale	(877)	(24)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(877)	(24)
Net realized investment gains (losses)	3,215	3,850
Other income (all affiliated)	584	593
Total revenues	443,581	416,519

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $298,444 and $244,756)	301,467	249,777
Dividends to policyholders (all affiliated)	6,517	8,747
Amortization of deferred policy acquisition costs (affiliated $73,365 and $68,177)	74,690	69,503
Other underwriting expenses (affiliated $43,229 and $48,387)	42,941	48,408
Interest expense (all affiliated)	253	300
Other expense (affiliated $578 and $965)	671	1,762
Total losses and expenses	426,539	378,497
Income before income tax expense (benefit)	17,042	38,022

INCOME TAX EXPENSE (BENEFIT)
Current	2,848	11,973
Deferred	356	(1,635)
Total income tax expense (benefit)	3,204	10,338
Net income	$13,838	$27,684

Net income per common share - basic and diluted	$1.03	$2.12

Dividend per common share	$0.69	$0.63

Average number of common shares outstanding - basic and diluted	13,443,798	13,044,351
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands)	2014	2013
Net income	$2,229	$7,199

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $(110) and $(178)	(204)	(331)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(184) and $(353)	(343)	(654)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income tax (expense) benefit of $(239) and $191:
Net actuarial loss	94	470
Prior service credit	(537)	(115)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(443)	355

Other comprehensive income (loss)	(990)	(630)

Total comprehensive income	$1,239	$6,569

	Nine months ended September 30,
($ in thousands)	2014	2013
Net income	$13,838	$27,684

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $12,927 and $(9,390)	24,007	(17,439)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(1,862) and $(1,348)	(3,458)	(2,502)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income tax (expense) benefit of $(717) and $574:
Net actuarial loss	282	1,411
Prior service credit	(1,612)	(345)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,330)	1,066

Other comprehensive income (loss)	19,219	(18,875)

Total comprehensive income	$33,057	$8,809
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,838	$27,684
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $56,542 and $18,213)	55,099	21,551
Unearned premiums (affiliated $33,364 and $40,590)	32,481	40,691
Other policyholders' funds due to affiliate	50	2,289
Amounts due to/from affiliate to settle inter-company transaction balances	(17,704)	(28,605)
Net pension and postretirement benefits due from affiliate	(1,999)	4,163
Reinsurance receivables due from affiliate	3,069	3,680
Prepaid reinsurance premiums due from affiliate	(152)	(4,340)
Commissions payable (affiliated $(2,607) and $(852))	(2,787)	(868)
Deferred policy acquisition costs (affiliated $(4,594) and $(5,446))	(4,462)	(5,467)
Accrued investment income	(954)	(409)
Current income tax	(5,855)	2,035
Deferred income tax	356	(1,635)
Net realized investment gains	(3,215)	(3,850)
Other, net (affiliated $(3,839) and $(1,044))	(546)	(91)
Total adjustments to reconcile net income to net cash provided by operating activities	53,381	29,144
Net cash provided by operating activities	67,219	56,828
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(137,283)	(199,004)
Disposals of fixed maturity securities available-for-sale	97,799	159,214
Purchases of equity securities available-for-sale	(35,659)	(33,374)
Disposals of equity securities available-for-sale	31,036	30,491
Purchases of other long-term investments	(7,007)	(644)
Disposals of other long-term investments	344	154
Net purchases of short-term investments	(13,825)	(11,152)
Net cash used in investing activities	(64,595)	(54,315)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	6,647	5,941
Excess tax benefit associated with affiliate’s stock plans	99	52
Dividends paid to stockholders (affiliated $(5,415) and $(4,944))	(9,228)	(8,235)
Net cash used in financing activities	(2,482)	(2,242)
NET INCREASE IN CASH	142	271
Cash at the beginning of the year	239	330
Cash at the end of the quarter	$381	$601
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
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended September 30, 2014 and 2013 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended September 30, 2014
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$117,508	$—	$117,508
Assumed from nonaffiliates	1,038	38,326	39,364
Assumed from affiliates	137,591	—	137,591
Ceded to nonaffiliates	(7,624)	(3,735)	(11,359)
Ceded to affiliates	(117,508)	(2,767)	(120,275)
Net premiums written	$131,005	$31,824	$162,829

Premiums earned
Direct	$93,571	$—	$93,571
Assumed from nonaffiliates	963	37,369	38,332
Assumed from affiliates	113,039	—	113,039
Ceded to nonaffiliates	(6,050)	(4,238)	(10,288)
Ceded to affiliates	(93,571)	(2,767)	(96,338)
Net premiums earned	$107,952	$30,364	$138,316

Losses and settlement expenses incurred
Direct	$55,850	$—	$55,850
Assumed from nonaffiliates	540	29,938	30,478
Assumed from affiliates	78,147	291	78,438
Ceded to nonaffiliates	(131)	(2,621)	(2,752)
Ceded to affiliates	(55,850)	488	(55,362)
Net losses and settlement expenses incurred	$78,556	$28,096	$106,652

	Three months ended September 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$117,721	$—	$117,721
Assumed from nonaffiliates	945	43,472	44,417
Assumed from affiliates	128,564	—	128,564
Ceded to nonaffiliates	(7,324)	(5,163)	(12,487)
Ceded to affiliates	(117,721)	(3,448)	(121,169)
Net premiums written	$122,185	$34,861	$157,046

Premiums earned
Direct	$91,944	$—	$91,944
Assumed from nonaffiliates	814	40,219	41,033
Assumed from affiliates	105,134	—	105,134
Ceded to nonaffiliates	(5,863)	(4,494)	(10,357)
Ceded to affiliates	(91,944)	(3,448)	(95,392)
Net premiums earned	$100,085	$32,277	$132,362

Losses and settlement expenses incurred
Direct	$50,705	$—	$50,705
Assumed from nonaffiliates	1,034	24,364	25,398
Assumed from affiliates	64,168	296	64,464
Ceded to nonaffiliates	436	(2,031)	(1,595)
Ceded to affiliates	(50,705)	(32)	(50,737)
Net losses and settlement expenses incurred	$65,638	$22,597	$88,235

	Nine months ended September 30, 2014
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$298,400	$—	$298,400
Assumed from nonaffiliates	2,818	110,346	113,164
Assumed from affiliates	362,925	—	362,925
Ceded to nonaffiliates	(19,761)	(11,133)	(30,894)
Ceded to affiliates	(298,400)	(7,937)	(306,337)
Net premiums written	$345,982	$91,276	$437,258

Premiums earned
Direct	$277,932	$—	$277,932
Assumed from nonaffiliates	2,698	113,014	115,712
Assumed from affiliates	328,317	—	328,317
Ceded to nonaffiliates	(18,299)	(12,445)	(30,744)
Ceded to affiliates	(277,932)	(7,937)	(285,869)
Net premiums earned	$312,716	$92,632	$405,348

Losses and settlement expenses incurred
Direct	$179,277	$—	$179,277
Assumed from nonaffiliates	1,626	81,921	83,547
Assumed from affiliates	233,649	828	234,477
Ceded to nonaffiliates	(8,206)	(8,880)	(17,086)
Ceded to affiliates	(179,277)	529	(178,748)
Net losses and settlement expenses incurred	$227,069	$74,398	$301,467

	Nine months ended September 30, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$296,467	$—	$296,467
Assumed from nonaffiliates	2,440	117,181	119,621
Assumed from affiliates	338,105	—	338,105
Ceded to nonaffiliates	(18,320)	(14,912)	(33,232)
Ceded to affiliates	(296,467)	(9,204)	(305,671)
Net premiums written	$322,225	$93,065	$415,290

Premiums earned
Direct	$267,579	$—	$267,579
Assumed from nonaffiliates	2,238	110,406	112,644
Assumed from affiliates	305,500	—	305,500
Ceded to nonaffiliates	(17,131)	(11,761)	(28,892)
Ceded to affiliates	(267,579)	(9,204)	(276,783)
Net premiums earned	$290,607	$89,441	$380,048

Losses and settlement expenses incurred
Direct	$171,775	$—	$171,775
Assumed from nonaffiliates	1,461	60,063	61,524
Assumed from affiliates	197,525	731	198,256
Ceded to nonaffiliates	(3,300)	(5,658)	(8,958)
Ceded to affiliates	(171,775)	(1,045)	(172,820)
Net losses and settlement expenses incurred	$195,686	$54,091	$249,777

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$107,952	$30,364	$—	$138,316

Underwriting profit (loss)	(4,414)	(5,374)	—	(9,788)
Net investment income (loss)	8,230	3,275	(2)	11,503
Realized investment gains (losses)	(286)	(104)	—	(390)
Other income	202	—	—	202
Interest expense	84	—	—	84
Other expenses	132	(1,028)	456	(440)
Income (loss) before income tax expense (benefit)	$3,516	$(1,175)	$(458)	$1,883

Three months ended September 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$100,085	$32,277	$—	$132,362

Underwriting profit (loss)	(3,945)	2,849	—	(1,096)
Net investment income (loss)	7,677	2,870	(2)	10,545
Realized investment gains (losses)	720	287	—	1,007
Other income	195	—	—	195
Interest expense	84	—	—	84
Other expenses	163	557	283	1,003
Income (loss) before income tax expense (benefit)	$4,400	$5,449	$(285)	$9,564

Nine months ended September 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$312,716	$92,632	$—	$405,348

Underwriting profit (loss)	(15,868)	(4,399)	—	(20,267)
Net investment income (loss)	24,818	9,624	(8)	34,434
Realized investment gains (losses)	2,293	922	—	3,215
Other income	584	—	—	584
Interest expense	253	—	—	253
Other expenses	540	(1,042)	1,173	671
Income (loss) before income tax expense (benefit)	$11,034	$7,189	$(1,181)	$17,042

Assets	$1,069,564	$421,292	$485,970	$1,976,826
Eliminations	—	—	(475,456)	(475,456)
Net assets	$1,069,564	$421,292	$10,514	$1,501,370

Nine months ended September 30, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$290,607	$89,441	$—	$380,048

Underwriting profit (loss)	(11,752)	15,365	—	3,613
Net investment income (loss)	23,422	8,613	(7)	32,028
Realized investment gains (losses)	3,069	781	—	3,850
Other income	593	—	—	593
Interest expense	300	—	—	300
Other expenses	554	217	991	1,762
Income (loss) before income tax expense (benefit)	$14,478	$24,542	$(998)	$38,022

Year ended December 31, 2013
Assets	$978,746	$387,284	$455,368	$1,821,398
Eliminations	—	—	(441,984)	(441,984)
Reclassifications	—	—	(481)	(481)
Net assets	$978,746	$387,284	$12,903	$1,378,933

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three and nine months ended September 30, 2014 and 2013, by line of insurance.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Property and casualty insurance segment
Commercial lines:
Automobile	$25,000	$22,254	$71,657	$63,475
Property	25,111	22,337	71,756	64,147
Workers' compensation	22,209	20,784	65,172	61,338
Liability	22,090	20,066	63,600	57,701
Other	1,881	1,898	5,472	5,604
Total commercial lines	96,291	87,339	277,657	252,265

Personal lines:
Automobile	6,284	6,876	18,999	20,715
Property	5,177	5,688	15,483	17,104
Liability	200	182	577	523
Total personal lines	11,661	12,746	35,059	38,342
Total property and casualty insurance	$107,952	$100,085	$312,716	$290,607

Reinsurance segment
Pro rata reinsurance:
Property and liability	$700	$824	$5,031	$4,336
Property	1,198	5,862	7,263	14,134
Crop	1,400	612	2,613	1,558
Liability	3,148	1,432	8,661	2,950
Marine	3,526	4,444	11,774	10,401
Total pro rata reinsurance	9,972	13,174	35,342	33,379

Excess of loss reinsurance:
Property	17,248	16,509	48,507	47,958
Liability	3,051	2,594	8,689	8,104
Surety	93	—	94	—
Total excess of loss reinsurance	20,392	19,103	57,290	56,062
Total reinsurance	$30,364	$32,277	$92,632	$89,441

Consolidated	$138,316	$132,362	$405,348	$380,048

5.	INCOME TAXES
The actual income tax expense (benefit) for the three and nine months ended September 30, 2014 and 2013 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense (benefit)) as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Computed "expected" income tax expense	$659	$3,348	$5,965	$13,308
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(757)	(961)	(2,559)	(2,897)
Dividends received deduction	(247)	(221)	(725)	(638)
Proration of tax-exempt interest and dividends received deduction	151	188	493	541
Other, net	(152)	11	30	24
Income tax expense (benefit)	$(346)	$2,365	$3,204	$10,338

The Company had no provision for uncertain income tax positions at September 30, 2014 or December 31, 2013.  The Company did not recognize any interest or other penalties related to U.S. federal or state income taxes during the three or nine months ended September 30, 2014 or 2013.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011.  The Company’s 2011 income tax return has been audited and no adjustments were proposed.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Pension plans:
Service cost	$3,216	$3,302	$9,647	$9,909
Interest cost	2,416	1,914	7,248	5,742
Expected return on plan assets	(5,183)	(4,288)	(15,549)	(12,863)
Amortization of net actuarial loss	91	1,491	274	4,472
Amortization of prior service cost	8	13	24	38
Net periodic pension benefit cost	$548	$2,432	$1,644	$7,298

Postretirement benefit plans:
Service cost	$315	$1,575	$945	$4,725
Interest cost	564	1,543	1,691	4,629
Expected return on plan assets	(1,099)	(908)	(3,297)	(2,723)
Amortization of net actuarial loss	413	923	1,238	2,770
Amortization of prior service credit	(2,867)	(622)	(8,600)	(1,868)
Net periodic postretirement benefit cost (income)	$(2,674)	$2,511	$(8,023)	$7,533

The net periodic postretirement benefit income recognized on Employers Mutual's postretirement benefit plans during the three and nine months ended September 30, 2014 is due to a plan amendment that was announced in the fourth quarter of 2013. This plan amendment generated a large prior service credit that is being amortized into net periodic benefit cost over 10 years. In addition, the service cost and interest cost components of net periodic benefit cost of the revised plan declined significantly.
Net periodic pension benefit cost allocated to the Company amounted to $170 and $753 for the three months and $510 and $2,260 for the nine months ended September 30, 2014 and 2013, respectively.  Net periodic postretirement benefit cost (income) allocated to the Company amounted to $(770) and $728 for the three months and $(2,312) and $2,184 for the nine months ended September 30, 2014 and 2013, respectively.
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
The Company recognized compensation expense from these plans of $65 ($43 net of tax) and $78 ($50 net of tax) for the three months and $204 ($133 net of tax) and $220 ($144 net of tax) for the nine months ended September 30, 2014 and 2013, respectively.  During the first nine months of 2014, 62,764 shares of restricted stock were granted under the 2007 Plan to eligible participants and 14,117 shares of restricted stock vested. In addition, 178,452 options were exercised under the plans at a weighted average exercise price of $21.30.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
September 30, 2014
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,598	$9,598
U.S. government-sponsored agencies	204,363	204,363
Obligations of states and political subdivisions	332,093	332,093
Commercial mortgage-backed	51,693	51,693
Residential mortgage-backed	98,406	98,406
Other asset-backed	15,937	15,937
Corporate	389,150	389,150
Total fixed maturity securities available-for-sale	1,101,240	1,101,240

Equity securities available-for-sale:
Common stocks:
Financial services	29,958	29,958
Information technology	26,412	26,412
Healthcare	25,003	25,003
Consumer staples	14,724	14,724
Consumer discretionary	19,239	19,239
Energy	24,621	24,621
Industrials	15,828	15,828
Other	19,276	19,276
Non-redeemable preferred stocks	12,322	12,322
Total equity securities available-for-sale	187,383	187,383

Short-term investments	69,991	69,991

Liabilities:
Surplus notes	25,000	11,557

	Carrying amount	Estimated fair value
December 31, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$9,412
U.S. government-sponsored agencies	146,946	146,946
Obligations of states and political subdivisions	357,052	357,052
Commercial mortgage-backed	68,939	68,939
Residential mortgage-backed	94,179	94,179
Other asset-backed	12,648	12,648
Corporate	338,808	338,808
Total fixed maturity securities available-for-sale	1,027,984	1,027,984

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,498
Information technology	18,917	18,917
Healthcare	21,945	21,945
Consumer staples	13,011	13,011
Consumer discretionary	21,031	21,031
Energy	21,117	21,117
Industrials	17,264	17,264
Other	17,811	17,811
Non-redeemable preferred stocks	10,254	10,254
Total equity securities available-for-sale	169,848	169,848

Short-term investments	56,166	56,166

Liabilities:
Surplus notes	25,000	10,040

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At September 30, 2014, the Company had no securities priced solely from broker quotes (seven at December 31, 2013). At December 31, 2013 all of these securities were reported as Level 2 fair value measurements due to the broker quote prices approximating the Company's price estimates obtained by applying pricing techniques with observable inputs.
A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at September 30, 2014 and December 31, 2013, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at September 30, 2014 include ten fixed maturity securities (six at December 31, 2013). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO or the Company's investment custodian using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of September 30, 2014 and December 31, 2013.

		Fair value measurements using
September 30, 2014	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,598	$—	$9,598	$—
U.S. government-sponsored agencies	204,363	—	204,363	—
Obligations of states and political subdivisions	332,093	—	332,093	—
Commercial mortgage-backed	51,693	—	51,693	—
Residential mortgage-backed	98,406	—	98,406	—
Other asset-backed	15,937	—	15,937	—
Corporate	389,150	—	387,274	1,876
Total fixed maturity securities available-for-sale	1,101,240	—	1,099,364	1,876

Equity securities available-for-sale:
Common stocks:
Financial services	29,958	29,955	—	3
Information technology	26,412	26,412	—	—
Healthcare	25,003	25,003	—	—
Consumer staples	14,724	14,724	—	—
Consumer discretionary	19,239	19,239	—	—
Energy	24,621	24,621	—	—
Industrials	15,828	15,828	—	—
Other	19,276	19,276	—	—
Non-redeemable preferred stocks	12,322	7,736	4,586	—
Total equity securities available-for-sale	187,383	182,794	4,586	3

Short-term investments	69,991	69,991	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,557	—	—	11,557

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$—	$9,412	$—
U.S. government-sponsored agencies	146,946	—	146,946	—
Obligations of states and political subdivisions	357,052	—	357,052	—
Commercial mortgage-backed	68,939	—	68,939	—
Residential mortgage-backed	94,179	—	94,179	—
Other asset-backed	12,648	—	12,648	—
Corporate	338,808	—	336,832	1,976
Total fixed maturity securities available-for-sale	1,027,984	—	1,026,008	1,976

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,495	—	3
Information technology	18,917	18,917	—	—
Healthcare	21,945	21,945	—	—
Consumer staples	13,011	13,011	—	—
Consumer discretionary	21,031	21,031	—	—
Energy	21,117	21,117	—	—
Industrials	17,264	17,264	—	—
Other	17,811	17,811	—	—
Non-redeemable preferred stocks	10,254	5,795	4,459	—
Total equity securities available-for-sale	169,848	165,386	4,459	3

Short-term investments	56,166	56,166	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,040	—	—	10,040

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2014 and 2013.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended September 30, 2014	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,949	$3	$1,952
Settlements	(70)	—	(70)
Unrealized gains (losses) included in other comprehensive income (loss)	(3)	—	(3)
Balance at September 30, 2014	$1,876	$3	$1,879

Nine months ended September 30, 2014
Beginning balance	$1,976	$3	$1,979
Settlements	(112)	—	(112)
Unrealized gains (losses) included in other comprehensive income (loss)	12	—	12
Balance at September 30, 2014	$1,876	$3	$1,879

	Fair value measurements using significant unobservable inputs (Level 3)
Three months ended September 30, 2013	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$948	$3	$951
Unrealized gains (losses) included in other comprehensive income (loss)	4	—	4
Balance at September 30, 2013	$952	$3	$955

Nine months ended September 30, 2013
Beginning balance	$—	$2	$2
Purchases	948	—	948
Unrealized gains (losses) included in other comprehensive income (loss)	4	1	5
Balance at September 30, 2013	$952	$3	$955

There were no transfers into or out of Levels 1 or 2 during the three or nine months ended September 30, 2014 or 2013.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2014 and December 31, 2013 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

September 30, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,565	$132	$99	$9,598
U.S. government-sponsored agencies	206,743	1,781	4,161	204,363
Obligations of states and political subdivisions	307,807	24,373	87	332,093
Commercial mortgage-backed	47,513	4,180	—	51,693
Residential mortgage-backed	100,371	992	2,957	98,406
Other asset-backed	14,811	1,176	50	15,937
Corporate	372,788	17,352	990	389,150
Total fixed maturity securities	1,059,598	49,986	8,344	1,101,240

Equity securities:
Common stocks:
Financial services	20,136	9,888	66	29,958
Information technology	16,898	9,514	—	26,412
Healthcare	14,008	11,003	8	25,003
Consumer staples	9,985	4,739	—	14,724
Consumer discretionary	9,886	9,353	—	19,239
Energy	16,638	8,094	111	24,621
Industrials	8,386	7,462	20	15,828
Other	14,967	4,377	68	19,276
Non-redeemable preferred stocks	12,082	509	269	12,322
Total equity securities	122,986	64,939	542	187,383
Total securities available-for-sale	$1,182,584	$114,925	$8,886	$1,288,623

December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,540	$191	$319	$9,412
U.S. government-sponsored agencies	156,981	1,356	11,391	146,946
Obligations of states and political subdivisions	346,554	15,040	4,542	357,052
Commercial mortgage-backed	63,185	5,842	88	68,939
Residential mortgage-backed	96,058	1,073	2,952	94,179
Other asset-backed	11,456	1,192	—	12,648
Corporate	325,798	16,542	3,532	338,808
Total fixed maturity securities	1,009,572	41,236	22,824	1,027,984

Equity securities:
Common stocks:
Financial services	19,273	9,374	149	28,498
Information technology	12,645	6,301	29	18,917
Healthcare	12,801	9,144	—	21,945
Consumer staples	9,162	3,849	—	13,011
Consumer discretionary	10,722	10,309	—	21,031
Energy	14,102	7,341	326	21,117
Industrials	11,190	6,075	1	17,264
Other	13,358	4,489	36	17,811
Non-redeemable preferred stocks	10,582	316	644	10,254
Total equity securities	113,835	57,198	1,185	169,848
Total securities available-for-sale	$1,123,407	$98,434	$24,009	$1,197,832

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2014 and December 31, 2013, listed by length of time the securities were in an unrealized loss position.

September 30, 2014	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$—	$—	$4,739	$99	$4,739	$99
U.S. government-sponsored agencies	32,507	112	95,617	4,049	128,124	4,161
Obligations of states and political subdivisions	—	—	3,715	87	3,715	87
Residential mortgage-backed	42,877	1,027	23,215	1,930	66,092	2,957
Other asset-backed	4,987	50	—	—	4,987	50
Corporate	44,368	372	24,511	618	68,879	990
Total, fixed maturity securities	124,739	1,561	151,797	6,783	276,536	8,344
Equity securities:
Common stocks:
Financial services	2,184	66	—	—	2,184	66
Healthcare	840	8	—	—	840	8
Energy	3,078	111	—	—	3,078	111
Industrials	351	20	—	—	351	20
Other	1,756	68	—	—	1,756	68
Non-redeemable preferred stocks	—	—	1,731	269	1,731	269
Total, equity securities	8,209	273	1,731	269	9,940	542
Total temporarily impaired securities	$132,948	$1,834	$153,528	$7,052	$286,476	$8,886

December 31, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,507	$319	$—	$—	$4,507	$319
U.S. government-sponsored agencies	93,856	8,120	24,053	3,271	117,909	11,391
Obligations of states and political subdivisions	74,523	4,335	3,008	207	77,531	4,542
Commercial mortgage-backed	10,551	88	—	—	10,551	88
Residential mortgage-backed	44,243	2,482	4,600	470	48,843	2,952
Corporate	81,292	2,704	10,547	828	91,839	3,532
Total, fixed maturity securities	308,972	18,048	42,208	4,776	351,180	22,824
Equity securities:
Common stocks:
Financial services	2,801	149	—	—	2,801	149
Information technology	610	29	—	—	610	29
Consumer staples	30	—	—	—	30	—
Energy	1,450	326	—	—	1,450	326
Industrials	625	1	—	—	625	1
Other	1,499	36	—	—	1,499	36
Non-redeemable preferred stocks	2,121	128	1,484	516	3,605	644
Total, equity securities	9,136	669	1,484	516	10,620	1,185
Total temporarily impaired securities	$318,108	$18,717	$43,692	$5,292	$361,800	$24,009

Unrealized losses on fixed maturity securities decreased in nearly every asset class at September 30, 2014 due to the decline in interest rates during the first nine months of 2014.  Most of these securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2014.
No particular sector or individual security accounted for a material amount of unrealized losses on common stocks at September 30, 2014.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2014.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2014.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$23,233	$23,647
Due after one year through five years	200,474	212,084
Due after five years through ten years	187,845	193,274
Due after ten years	500,162	522,136
Mortgage-backed securities	147,884	150,099
Totals	$1,059,598	$1,101,240

A summary of realized investment gains and (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Fixed maturity securities available-for-sale:
Gross realized investment gains	$129	$44	$495	$862
Gross realized investment losses	—	—	(92)	(725)

Equity securities available-for-sale:
Gross realized investment gains	1,140	968	6,456	4,292
Gross realized investment losses	(181)	(2)	(662)	(555)
"Other-than-temporary" impairments	(561)	(3)	(877)	(24)

Other long-term investments:
Gross realized investment losses	(917)	—	(2,105)	—
Totals	$(390)	$1,007	$3,215	$3,850

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The realized investment losses recognized on other long-term investments for the three and nine months ended September 30, 2014 represent changes in the carrying value of a limited partnership that was purchased to implement an equity tail-risk hedging strategy. The amount reported as “other-than-temporary” impairments on equity securities does not include any individually significant items. The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $178 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $245 at December 31, 2013 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2014.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

	Accumulated other comprehensive income by component (1)
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2013	$48,376	$10,634	$59,010
Other comprehensive income (loss) before reclassifications	24,007	—	24,007
Amounts reclassified from accumulated other comprehensive income	(3,458)	(1,330)	(4,788)
Other comprehensive income (loss)	20,549	(1,330)	19,219
Balance at September 30, 2014	$68,925	$9,304	$78,229

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following table displays amounts reclassified out of accumulated other comprehensive income during the three and nine months ended September 30, 2014.

	Amounts reclassified from accumulated other comprehensive income (1)
Accumulated other comprehensive income components	Three months ended September 30, 2014	Nine months ended September 30, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$527	$5,320	Net realized investment gains
Deferred income tax expense	(184)	(1,862)	Income tax (expense) benefit, current
Net reclassification adjustment	343	3,458

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(144)	(433)	(2)
Prior service credit	826	2,480	(2)
Total before tax	682	2,047
Deferred income tax expense	(239)	(717)	Income tax (expense) benefit, current
Net reclassification adjustment	443	1,330

Total reclassification adjustment	$786	$4,788

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling approximately 77 percent of consolidated premiums earned during the first nine months of 2014.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for approximately 23 percent of consolidated premiums earned during the first nine months of 2014.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and nine months ended September 30, 2014 and 2013 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Property and casualty insurance
Premiums earned	$107,952	$100,085	$312,716	$290,607
Losses and settlement expenses	78,556	65,638	227,069	195,686
Acquisition and other expenses	33,810	38,392	101,515	106,673
Underwriting loss	$(4,414)	$(3,945)	$(15,868)	$(11,752)

Loss and settlement expense ratio	72.8%	65.6%	72.6%	67.3%
Acquisition expense ratio	31.3%	38.3%	32.5%	36.7%
GAAP combined ratio	104.1%	103.9%	105.1%	104.0%

Losses and settlement expenses:
Insured events of current year	$78,983	$67,792	$233,175	$199,623
Increase (decrease) in provision for insured events of prior years	(427)	(2,154)	(6,106)	(3,937)

Total losses and settlement expenses	$78,556	$65,638	$227,069	$195,686

Catastrophe and storm losses	$10,064	$11,247	$38,501	$34,601

Large losses	$9,673	$5,802	$23,782	$15,286

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Reinsurance
Premiums earned	$30,364	$32,277	$92,632	$89,441
Losses and settlement expenses	28,096	22,597	74,398	54,091
Acquisition and other expenses	7,642	6,831	22,633	19,985
Underwriting profit (loss)	$(5,374)	$2,849	$(4,399)	$15,365

Loss and settlement expense ratio	92.5%	70.0%	80.3%	60.5%
Acquisition expense ratio	25.2%	21.2%	24.4%	22.3%
GAAP combined ratio	117.7%	91.2%	104.7%	82.8%

Losses and settlement expenses:
Insured events of current year	$29,360	$21,752	$79,214	$57,782
Decrease in provision for insured events of prior years	(1,264)	845	(4,816)	(3,691)

Total losses and settlement expenses	$28,096	$22,597	$74,398	$54,091

Catastrophe and storm losses	$7,415	$3,819	$14,335	$7,211

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Consolidated
REVENUES
Premiums earned	$138,316	$132,362	$405,348	$380,048
Net investment income	11,503	10,545	34,434	32,028
Realized investment gains	(390)	1,007	3,215	3,850
Other income	202	195	584	593
	149,631	144,109	443,581	416,519
LOSSES AND EXPENSES
Losses and settlement expenses	106,652	88,235	301,467	249,777
Acquisition and other expenses	41,452	45,223	124,148	126,658
Interest expense	84	84	253	300
Other expense	(440)	1,003	671	1,762
	147,748	134,545	426,539	378,497

Income before income tax expense (benefit)	1,883	9,564	17,042	38,022
Income tax expense (benefit)	(346)	2,365	3,204	10,338
Net income	$2,229	$7,199	$13,838	$27,684

Net income per share	$0.16	$0.55	$1.03	$2.12

Loss and settlement expense ratio	77.1%	66.7%	74.4%	65.7%
Acquisition expense ratio	30.0%	34.1%	30.6%	33.3%
GAAP combined ratio	107.1%	100.8%	105.0%	99.0%

Losses and settlement expenses:
Insured events of current year	$108,343	$89,544	$312,389	$257,405
Decrease in provision for insured events of prior years	(1,691)	(1,309)	(10,922)	(7,628)

Total losses and settlement expenses	$106,652	$88,235	$301,467	$249,777

Catastrophe and storm losses	$17,479	$15,066	$52,836	$41,812

Large losses	$9,673	$5,802	$23,782	$15,286

The Company reported net income of $2,229 ($0.16 per share) during the three months ended September 30, 2014, compared to $7,199 ($0.55 per share) during the same period in 2013.  For the nine months ended September 30, 2014, net income totaled $13,838 ($1.03 per share) compared to $27,684 ($2.12 per share) during the same period in 2013. These large declines in net income are primarily attributed to the reinsurance segment, which reported an unusually high GAAP combined ratio of 117.7 percent in the third quarter, and a corresponding elevated GAAP combined ratio of 104.7 for the first nine months of 2014. The property and casualty insurance segment's GAAP combined ratios also increased during both periods, but at a much more moderate level. Although net income is down in 2014, the Company continues to benefit from improved premium rate adequacy in the property and casualty insurance segment, an increase in investment income stemming from a larger invested asset base, and a significant reduction in the amount of net periodic pension and postretirement benefit expenses allocated to the Company.

Premium income
Premiums earned increased 4.5 percent and 6.7 percent to $138,316 and $405,348 for the three and nine months ended September 30, 2014 from $132,362 and $380,048 for the same periods in 2013.  The property and casualty insurance segment reported an increase in premiums earned for both periods, while the reinsurance segment reported an increase for the first nine months of 2014, but a decline for the third quarter. The decline in third quarter premiums earned is attributed to a change in the premium recognition period on two large facility contracts. Management continues to implement premium rate increases in the property and casualty insurance segment, but the level of rate increases has declined steadily during the first nine months of 2014. Premium rate levels in the reinsurance market have declined during 2014, but those declines have not had a significant impact on the reinsurance segment's operations since the majority of its reinsurance contracts renewed in the beginning of the year.
Premiums earned for the property and casualty insurance segment increased 7.9 percent and 7.6 percent to $107,952 and $312,716 for the three and nine months ended September 30, 2014 from $100,085 and $290,607 for the same periods in 2013.  These increases are primarily associated with renewal business, which increased seven percent during the first nine months of 2014 due to a combination of rate level increases, growth in insured exposures and an increase in retained policies in the commercial lines of business. Renewal rates across both commercial and personal lines of business increased approximately 4.5 percent during the first nine months of 2014, though the level of rate increases has slowed as the year has progressed. The pool participants have not implemented broad-based rate level increases across the entire book of business, but have instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach has allowed the property and casualty insurance segment to retain its core book of business, while working to improve underwriting margins.  While renewal rates for personal lines of business increased, written premiums were down due to an intentional reduction in policy count to lessen exposure concentrations.  During the first nine months of 2014, the overall policy retention rate continued to be strong at 85.7 percent (commercial lines at 86.7 percent and personal lines at 84.4 percent), which approximates the retention rate at the end of 2013.  While new business continues to account for a relatively small portion (just 13 percent) of the pool participants’ direct written premiums, the pool participants were able to capitalize on some new business opportunities outside of the core Midwest market.  New business in the Northwest, Southwest and Southeast parts of the United States grew, and is generally expected to continue to grow, at a slightly faster pace than other regions. This growth helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. New business premium increased nine percent in the commercial lines of business (corresponding policy count was nearly unchanged), and personal lines new business premium was down slightly.

Premiums earned for the reinsurance segment decreased 5.9 percent to $30,364 for the three months ended September 30, 2014 from $32,277 for the same period in 2013. However, for the nine months ended September 30, 2014, premiums earned increased 3.6 percent to $92,632 from $89,441 for the same period in 2013.  The decline in premiums earned for the third quarter is primarily due to a change in the premium recognition period of two large facility contracts in the pro rata property line of business. Upon completion of the 2014 renewal of these facility contracts, a detailed analysis of the underlying contracts in these facilities was completed, and it was determined that the vast majority of them do not attach until January 1, 2015, or later. Therefore, most of premium associated with the 2014 facility contracts will not be recognized until calendar year 2015. In 2013, twelve months of premiums were appropriately earned on these facility contracts, with four months of premium income stemming from the 2012 facility contracts and eight months of premium income stemming from the 2013 facility contracts. This change in premium recognition did not have a material impact on third quarter results because corresponding adjustments were made to incurred but not reported (IBNR) loss reserves, commission expense reserves and the cost of the excess of loss reinsurance protection. A detailed review of the premium recognition period of all remaining pro rata contracts will be completed before year-end. Any adjustments to earned premiums that become necessary as a result of this review will be recorded in the fourth quarter, along with corresponding adjustments to IBNR loss reserves, commission expense reserves and the cost of the excess of loss reinsurance protection. As a result, the after-tax impact of any fourth quarter adjustments is not expected to be material. The increase in premiums earned for the nine months ended September 30, 2014 is primarily attributed to growth in a pro rata casualty account first written in 2013 and the offshore energy and liability proportional account, as well as the addition of some new business. Premium growth was limited by a decline in rate levels for catastrophe excess of loss business (which comprises approximately 20 percent of the reinsurance segment's book of business) and the change in the premium recognition period of the two large facility contracts noted above. Rates-on-line for catastrophe excess of loss business declined approximately seven to eight percent during the January 1 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased by ceding companies.  Other trends noted during the January 1 renewal season included the liberalization of contract terms generally favorable to the buyer, including, but not limited to, an expansion of the hours clause (which provides a longer time period for losses to be attributed to a named catastrophic event); expansion of terrorism coverage to include, in many contracts, all acts other than nuclear, biological, chemical and radiation; and multi-year commitments on pricing. Premiums earned for 2014 reflect a reduction in the cost of the excess of loss reinsurance protection provided by Employers Mutual, from 9.0 percent of total assumed reinsurance premiums written in 2013 to 8.0 percent in 2014.
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

Losses and settlement expenses
Losses and settlement expenses increased 20.9 percent and 20.7 percent to $106,652 and $301,467 for the three and nine months ended September 30, 2014 from $88,235 and $249,777 for the same periods in 2013.  The loss and settlement expense ratios increased to 77.1 percent and 74.4 percent for the three and nine months ended September 30, 2014 from 66.7 percent and 65.7 percent for the same periods in 2013.  Both segments experienced significant increases in their loss and settlement expense ratios for the three and nine months ended September 30, 2014, but the increases were especially large in the reinsurance segment due to an increase in both loss severity and catastrophe and storm losses in the third quarter, and the unusually low loss and settlement expense ratio reported for the first nine months of 2013. The improved premium rate adequacy achieved over the past several years helped reduce the impact that the elevated level of losses would have otherwise had on the loss and settlement expense ratios. The actuarial analysis of the Company’s carried reserves as of June 30, 2014 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratios for the property and casualty insurance segment increased to 72.8 percent and 72.6 percent for the three and nine months ended September 30, 2014 from 65.6 percent and 67.3 percent for the same periods in 2013.  The primary drivers of these increases are an increase in large losses, which the Company defines as losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses, and an under-performance of the underlying book of business (excluding catastrophe and storm losses, large losses and development on prior years' reserves). The increase in large losses is primarily attributed to liability losses in the commercial auto line of business and fire-related losses in the commercial property line of business. There are several factors contributing to the decline in the performance of the underlying book of business, including the severe winter weather losses experienced in the first quarter, and an increase in loss severity in the homeowners' and commercial auto lines of business. Many of the first quarter severe winter weather losses were not classified as catastrophe and storm losses because cold weather events are generally not assigned an occurrence code by the Property & Liability Resource Bureau (PLRB); however, losses attributed to the polar vortex that impacted the eastern United States in early January were classified as catastrophe and storm losses because the PLRB assigned an occurrence code to that event. Catastrophe and storm losses accounted for 9.3 and 12.3 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2014, respectively, compared to 11.2 and 11.9 percentage points during the same periods in 2013. The most recent 10-year averages for these periods are 13.9 and 12.5 percentage points. Large losses accounted for 9.0 and 7.6 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2014, compared to 5.8 and 5.3 percentage points for the same periods in 2013.  Included in the large loss amount reported for the nine months ended September 30, 2014 is $1,500 stemming from a fire at an adjacent building being renovated that damaged two home office buildings owned by the Company's parent, Employers Mutual. At the time of the loss, Employers Mutual was self-insured for the first $5,000 of loss to its campus, and the loss was subject to the EMC Insurance Companies' inter-company pooling agreement. Favorable development on prior years’ reserves declined during the three months ended September 30, 2014 compared to the same period in 2013, but increased for the nine months ended September 30, 2014 compared to the same period in 2013. Development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratios for the reinsurance segment increased to 92.5 percent and 80.3 percent for the three and nine months ended September 30, 2014 from 70.0 percent and 60.5 percent for the same periods in 2013. While these increases are significant, it is important to note that the 2013 ratios, particularly for the nine months ended September 30, 2013, were unusually low. These increases are primarily attributed to an increase in catastrophe and storm losses, as well as loss severity. The increase in catastrophe and storm losses was caused by a significant amount of additional losses being reported on three events that occurred in the second quarter. One was a severe wind and hail storm in Europe that had no reported losses until the third quarter. The other two were severe Midwest storms that had higher levels of losses than estimated at the end of the second quarter. The increase in loss severity is attributed to a number of fire losses and some crop hail losses. The decline in premiums earned for the three months ended September 30, 2014 also contributed to the increase in the loss and settlement expense ratio for that period. Favorable development on prior years’ reserves increased for both the three and nine months ended September 30, 2014.

Acquisition and other expenses
Acquisition and other expenses declined 8.3 percent and 2.0 percent to $41,452 and $124,148 for the three and nine months ended September 30, 2014 from $45,223 and $126,658 for the same periods in 2013.  The acquisition expense ratios declined to 30.0 percent and 30.6 percent for the three and nine months ended September 30, 2014 from 34.1 percent and 33.3 percent for the same periods in 2013.  The decreases in the acquisition expense ratios are primarily attributed to large declines in the amount of net periodic pension and postretirement benefit costs allocated to the Company, as well as declines in policyholder dividend and contingent commission expenses, and an overall improvement in premium rate adequacy. Net periodic pension benefit cost declined to $170 and $510 for the three and nine months ended September 30, 2014, from $753 and $2,260 in the same periods of 2013. These decreases reflect an increase in the expected return on plan assets, due to an increase in plan assets, and a decline in the amount of net actuarial loss amortized into expense. Net periodic postretirement benefit cost changed significantly as a result of the plan amendment that was announced in the fourth quarter of 2013. The Company recognized net periodic postretirement benefit income of $770 and $2,312 for the three and nine months ended September 30, 2014, compared to net periodic postretirement benefit expense of $728 and $2,184 in the same periods of 2013. The plan amendment created a large prior service credit that is being amortized into the benefit expense over 10 years. In addition, the service cost and interest cost components of the revised plan's net periodic benefit cost are significantly lower than those of the prior plan. These declines were partially offset by higher commission expense in the reinsurance segment, reflecting growth in pro rata reinsurance business.

The acquisition expense ratios for the property and casualty insurance segment declined to 31.3 percent and 32.5 percent for the three and nine months ended September 30, 2014 from 38.3 percent and 36.7 percent for the same periods in 2013.  As mentioned above, this decrease is primarily attributed to the large decline in retirement benefit expenses and, to a lesser extent, declines in policyholder dividend and contingent commission expenses and an increase in premium income. For the three and nine months ended September 30, 2014, the property and casualty insurance segment was allocated $585 and $1,756 of net periodic benefit income for the pension and postretirement benefit plans, compared to $1,425 and $4,276 of net periodic benefit expense during the same periods in 2013.
The acquisition expense ratios for the reinsurance segment increased to 25.2 percent and 24.4 percent for the three and nine months ended September 30, 2014 from 21.2 percent and 22.3 percent for the same periods in 2013. These increases are primarily attributed to growth in pro rata reinsurance business, which typically carries higher commission rates than excess of loss reinsurance business and, to a lesser extent, an increase in contingent commission expense. During the first quarter of 2013, the reinsurance segment recognized a $223 negative commission allowance in conjunction with the addition of Church Mutual to the MRB underwriting association.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105 during the first quarter of 2013.

Investment results
Net investment income increased 9.1 percent and 7.5 percent to $11,503 and $34,434 for the three and nine months ended September 30, 2014 from $10,545 and $32,028 for the same periods in 2013.  These increases reflect a higher average invested balance in fixed maturity securities and an increase in dividend income; however, approximately 1.4 percentage points of the increase for the nine months ended September 30, 2014 is attributed to an early payoff of a commercial mortgage-backed security during the first quarter of 2014 that was purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. Current interest rate levels remain below the average coupon rate of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly to 3.8 percent at September 30, 2014, from 4.0 percent at December 31, 2013 and 4.1 percent at September 30, 2013.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, decreased to 4.9 at September 30, 2014 from 5.7 at December 31, 2013, reflecting the decline in interest rates that occurred during 2014. The Company’s equity security holdings produced dividend income of $1,325 and $4,096 for the three and nine months ended September 30, 2014, compared to $1,164 and $3,413 for the same periods in 2013.
The Company had a net realized investment loss of $390 during the three months ended September 30, 2014 compared to a net realized investment gain of $1,007 during the same period in 2013. For the nine months ended September 30, 2014, the Company had a net realized investment gain of $3,215 compared to $3,850 during the same period in 2013.  The amounts reported for the three and nine months ended September 30, 2014 include $917 and $2,105, respectively, of realized losses attributed to the decline in the carrying value of a limited partnership that the Company invested in during the first quarter of 2014 to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). The Company recognized "other-than-temporary" impairment losses of $561 and $877 during the three and nine months ended September 30, 2014, compared to $3 and $24 during the same periods in 2013. Impairment losses were recognized on two equity securities in both 2014 and 2013 (one each during the third quarters of 2014 and 2013).

Interest and other expense
The decline in interest expense for the nine months ended September 30, 2014 is due to a reduction in the interest rate on the property and casualty insurance segment’s outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.  Included in other expense are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  For the three and nine months ended September 30, 2014, the reinsurance segment had foreign currency exchange gains of $1,028 and $1,042, respectively, compared to foreign currency exchange losses of $558 and $218 during the same periods in 2013.

Income tax
The Company had an income tax benefit of $346 for the three months ended September 30, 2014, compared to income tax expense of $2,365 during the same period in 2013. For the nine months ended September 30, 2014, income tax expense decreased 69.0 percent to $3,204 from $10,338 during the same period of 2013.  The effective tax rates for the three and nine months ended September 30, 2014 were a negative 18.4 percent and a positive 18.8 percent compared to positive rates of 24.7 percent and 27.2 percent for the same periods in 2013. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $67,219 and $56,828 during the first nine months of 2014 and 2013, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2014 without prior regulatory approval is approximately $47,976.  The Company received $351 and $9,450 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $9,228 and $8,235 during the first nine months of 2014 and 2013, respectively.
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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2014 and December 31, 2013, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $27,067 and $11,968, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $6,730 and $2,392 in minority ownership interests in limited partnerships and limited liability companies at September 30, 2014 and December 31, 2013, respectively.  During the first quarter of 2014, the Company invested $4,367 in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting. The Company does not hold any other unregistered securities.
The Company’s cash balance was $381 and $239 at September 30, 2014 and December 31, 2013, respectively.
During the first nine months of 2014, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2014 planned contributions to its pension plan and the Voluntary Employee Beneficiary Association (VEBA) trust, if made, will be approximately $4,500 and $0, respectively.
During the first nine months of 2013, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $4,321 for its share of the total 2013 qualified pension plan contribution and $144 for its share of the total 2013 postretirement benefit plan contribution (no reimbursements were paid in the first nine months of 2013).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2014.
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

The Company’s total cash and invested assets at September 30, 2014 and December 31, 2013 are summarized as follows:

	September 30, 2014
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,059,598	$1,101,240	80.7%	$1,101,240
Equity securities available-for-sale	122,986	187,383	13.7	187,383
Cash	381	381	—	381
Short-term investments	69,991	69,991	5.1	69,991
Other long-term investments	6,730	6,730	0.5	6,730
	$1,259,686	$1,365,725	100.0%	$1,365,725

	December 31, 2013
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,009,572	$1,027,984	81.8%	$1,027,984
Equity securities available-for-sale	113,835	169,848	13.5	169,848
Cash	239	239	—	239
Short-term investments	56,166	56,166	4.5	56,166
Other long-term investments	2,392	2,392	0.2	2,392
	$1,182,204	$1,256,629	100.0%	$1,256,629

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2014 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,565	$132	$99	$9,598
U.S. government-sponsored agencies	206,743	1,781	4,161	204,363
Obligations of states and political subdivisions	307,807	24,373	87	332,093
Commercial mortgage-backed	47,513	4,180	—	51,693
Residential mortgage-backed	100,371	992	2,957	98,406
Other asset-backed	14,811	1,176	50	15,937
Corporate	372,788	17,352	990	389,150
Total fixed maturity securities	1,059,598	49,986	8,344	1,101,240

Equity securities:
Common stocks:
Financial services	20,136	9,888	66	29,958
Information technology	16,898	9,514	—	26,412
Healthcare	14,008	11,003	8	25,003
Consumer staples	9,985	4,739	—	14,724
Consumer discretionary	9,886	9,353	—	19,239
Energy	16,638	8,094	111	24,621
Industrials	8,386	7,462	20	15,828
Other	14,967	4,377	68	19,276
Non-redeemable preferred stocks	12,082	509	269	12,322
Total equity securities	122,986	64,939	542	187,383
Total securities available-for-sale	$1,182,584	$114,925	$8,886	$1,288,623

The Company’s property and casualty insurance subsidiaries have $25,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $253 and $300 during the first nine months of 2014 and 2013, respectively.  During the first quarter of 2014, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2013.
As of September 30, 2014, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all ceded paid losses and settlement expenses associated with reinsurance contracts covering the pool participants' business and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written and ceded paid losses and settlement expenses from these insurance policies and reinsurance contracts, providing full credit for the premiums written and ceded paid losses and settlement expenses generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection, and to a lesser extent, ceded paid losses and settlement expenses recoverable.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and ceded paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $332.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
"Other-than-temporary" investment impairment losses of $561 were recorded during the three months ended September 30, 2014 on one equity security, compared to $3 on one equity security during the same period in 2013. For the nine months ended September 30, 2014, the Company recognized "other-than-temporary" investment impairment losses totaling $877 on two equity securities, compared to $24 on two equity securities during the same period in 2013.
At September 30, 2014, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2014.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $5,776, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2014.

	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$—	$—	$4,739	$99	$4,739	$99
U.S. government-sponsored agencies	32,507	112	95,617	4,049	128,124	4,161
Obligations of states and political subdivisions	—	—	3,715	87	3,715	87
Residential mortgage-backed	42,877	1,027	23,215	1,930	66,092	2,957
Other asset-backed	4,987	50	—	—	4,987	50
Corporate	44,368	372	24,511	618	68,879	990
Total, fixed maturity securities	124,739	1,561	151,797	6,783	276,536	8,344
Equity securities:
Common stocks:
Financial services	2,184	66	—	—	2,184	66
Healthcare	840	8	—	—	840	8
Energy	3,078	111	—	—	3,078	111
Industrials	351	20	—	—	351	20
Other	1,756	68	—	—	1,756	68
Non-redeemable preferred stocks	—	—	1,731	269	1,731	269
Total, equity securities	8,209	273	1,731	269	9,940	542
Total temporarily impaired securities	$132,948	$1,834	$153,528	$7,052	$286,476	$8,886

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2014, non-investment grade fixed maturity securities held by the Company included ten securities, nine of which were residential mortgage-backed securities.  All of these securities were in an unrealized gain position at September 30, 2014.

Following is a schedule of gross realized losses recognized in the first nine months of 2014.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Other realized losses (1)	Total gross realized losses
	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	1,990	1,898	92	—	—	92
Subtotal, fixed maturity securities	1,990	1,898	92	—	—	92

Equity securities:
Three months or less	7,720	7,318	402	216	—	618
Over three months to six months	350	341	9	394	—	403
Over six months to nine months	355	281	74	—	—	74
Over nine months to twelve months	642	465	177	—	—	177
Over twelve months	—	—	—	267	—	267
Subtotal, equity securities	9,067	8,405	662	877	—	1,539

Other long-term investments:
Three months or less	—	—	—	—	2,105	2,105
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, other long-term investments	—	—	—	—	2,105	2,105

Total realized losses in earnings	$11,057	$10,303	$754	$877	$2,105	$3,736
(1) The amount reported for other long-term investments represents changes in the carrying value of a limited partnership that are recorded as realized investment losses.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2023.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2014 did not change materially from those presented in the Company’s 2013 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $824 and $894 as of September 30, 2014 and December 31, 2013, respectively.  Premium tax offsets of $858 and $894, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2014 and December 31, 2013, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1,819 and $1,747 as of September 30, 2014 and December 31, 2013, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $178 at December 31, 2013.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $245 at December 31, 2013 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2014.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
Market risk represents the potential for loss due to adverse changes in the fair value of financial instruments, and is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.  The market risks of the financial instruments owned by the Company relate to the investment portfolio, which exposes the Company to interest rate (inclusive of credit spreads) and equity price risk and, to a lesser extent, credit quality and prepayment risk.  Monitoring systems and analytical tools are in place to assess each of these elements of market risk; however, there can be no assurance that future changes in interest rates, creditworthiness of issuers, prepayment activity, liquidity available in the market and other general market conditions will not have a material adverse impact on the Company’s results of operations, liquidity or financial position.
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

There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
($ in thousands, except share and per share amounts)

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2014:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)
7/1/2014 - 7/31/2014	34	$31.13	—	$19,491
8/1/2014 - 8/31/2014	37	30.55	—	19,491
9/1/2014 - 9/30/2014	1,010	28.93	—	19,491
Total	1,081	$29.05	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2014.

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