Form 10-K
period 2014-12-31
EMC INSURANCE GROUP INC
filed 2015-03-06
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was $173,923,406.
The number of shares outstanding of the registrant's common stock, $1.00 par value, on February 27, 2015, was 13,632,033.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 13, 2015, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2014, are incorporated by reference under Part III.

PART I
($ in thousands, except share and per share amounts)

ITEM 1.	BUSINESS
GENERAL
EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock.  EMC Insurance Group Inc. is approximately 58 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”
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
Property and casualty insurance is the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2014.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.
Reinsurance operations are conducted through EMC Reinsurance Company, and represented 22 percent of consolidated premiums earned in 2014.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies (subject to certain limited exceptions).  EMC Reinsurance Company also writes a relatively small amount of assumed reinsurance business on a direct basis (outside the quota share reinsurance agreement).  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.
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

Organizational Structure
Property and Casualty Insurance
The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
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

•
the ability to benefit from the capacity of the entire pool (representing $1.5 billion in direct premiums written in 2014 and $1.4 billion in statutory surplus as of December 31, 2014) rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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
The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance departments.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2014	2013	2012
Employers Mutual	0.74	0.75	0.80
EMCASCO (1)	1.57	1.59	1.69
Illinois EMCASCO (1)	1.52	1.54	1.63
Dakota Fire (1)	1.61	1.62	1.71
EMC Property & Casualty Company	0.64	0.63	0.62
Union Insurance Company of Providence	0.65	0.63	0.62
Hamilton Mutual Insurance Company	0.90	0.87	0.85
(1)       The ratios for these companies reflect the issuance of an aggregate $25,000 of surplus notes to Employers Mutual. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under GAAP, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance
The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4,000 of losses per event, and also retains 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000. During 2012, all losses associated with any one event above $4,000 were ceded to Employers Mutual. The cost of the excess of loss reinsurance protection is 8.0 percent (9.0 percent in 2013 and10.0 percent in 2012) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
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
Operations of the quota share and excess of loss agreements give rise to inter-company balances with Employers Mutual, which are generally settled within 45 days after the end of each quarter.  The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.
Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.
Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual's participation in MRB declined to a one-fifth share, down from its previous one-fourth share.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2014, by line of business.

	Year ended December 31,
	2014		2013		2012
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Commercial lines:
Automobile	$344,013	22.7%	$306,695	21.6%	$269,739	20.7%
Property	387,408	25.5	355,723	25.1	314,658	24.1
Workers' compensation	293,140	19.3	276,921	19.5	256,553	19.7
Liability	311,516	20.5	285,121	20.1	256,572	19.7
Other	28,236	1.9	28,067	2.0	27,929	2.1
Total commercial lines	1,364,313	89.9	1,252,527	88.3	1,125,451	86.3
Personal lines:
Automobile	80,970	5.3	88,830	6.3	95,819	7.4
Property	69,155	4.6	73,436	5.2	79,664	6.1
Liability	2,839	0.2	2,601	0.2	2,341	0.2
Total personal lines	152,964	10.1	164,867	11.7	177,824	13.7
Total	$1,517,277	100.0%	$1,417,394	100.0%	$1,303,275	100.0%

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

The following table sets forth the net premiums written of the reinsurance subsidiary for the three years ended December 31, 2014, by line of business.  The 2014 pro rata property line of business reflects a $10,037 reduction in the amount of earned but not reported premiums recognized upon the completion of a detailed review of the premium recognition period of all pro rata contracts. Premiums written in 2013 reflect a decrease in Employers Mutual’s participation in MRB upon the addition of a new member effective January 1, 2013.  This reduced Employers Mutual’s participation from a one-fourth share to a one-fifth share. A $585 portfolio adjustment decrease to premiums written was recorded to offset the corresponding decrease in unearned premiums recognized in connection with this change in MRB participation. The 2012 pro rata property and liability line of business reflects the cancellation of a large pro rata account written by MRB.  In connection with the cancellation of this account, the reinsurance segment recorded a $3,406 portfolio adjustment decrease in premiums written that offset a corresponding decrease in unearned premiums. Eight percent (9.0 percent in 2013 and 10.0 percent in 2012) of the reinsurance subsidiary’s assumed premiums written (including the portfolio adjustments described above) were ceded back to Employers Mutual in accordance with the terms of the excess of loss agreement.

	Year ended December 31,
	2014		2013		2012
Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Pro rata reinsurance:
Property and liability	$9,463	8.0%	$8,415	6.5%	$3,483	3.2%
Property	4,306	3.6	16,922	13.1	14,274	13.3
Crop	3,202	2.7	4,740	3.7	4,176	3.9
Liability	12,054	10.1	8,366	6.5	1,269	1.2
Marine	13,552	11.4	15,435	12.0	12,318	11.5
Total pro rata reinsurance	42,577	35.8	53,878	41.8	35,520	33.1
Excess of loss reinsurance
Property	64,768	54.5	64,011	49.6	59,933	55.9
Liability	11,464	9.6	11,139	8.6	11,783	11.0
Surety	94	0.1	—	—	10	—
Total excess of loss reinsurance	76,326	64.2	75,150	58.2	71,726	66.9
Total	$118,903	100.0%	$129,028	100.0%	$107,246	100.0%

Marketing and Distribution
Property and Casualty Insurance
The pool participants market a wide variety of commercial and personal lines insurance products through 16 branch offices, which actively write business through independent agents in 41 states.  The pool participants’ products are marketed exclusively through a network of over 2,000 local independent agency relationships through 4,150 offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.
The pool participants wrote approximately $1.5 billion in direct premiums in 2014, with 90 percent of this business coming from commercial lines products and 10 percent coming from personal lines products.  Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with their agents and customers.

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
The following table sets forth the geographic distribution of the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2014.

	Year ended December 31,
	2014	2013	2012
Illinois	4.3%	4.2%	4.2%
Iowa	13.3	13.9	14.4
Kansas	9.2	9.7	9.6
Michigan	4.3	4.1	3.9
Minnesota	4.6	4.5	4.3
Nebraska	5.2	5.6	5.4
Pennsylvania	2.9	3.3	3.5
Texas	3.9	3.7	3.8
Wisconsin	5.4	5.3	5.2
Other *	46.9	45.7	45.7
	100.0%	100.0%	100.0%
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
The reinsurance business is derived from two sources.  Approximately 87 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2014 were generated through the activities of Employers Mutual’s Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is brokered through independent intermediaries.  As a result, the risks assumed by HORAD do not materially overlap with the risks assumed through MRB (discussed below).  The risks assumed through HORAD are directly underwritten by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.  Since the reinsurance subsidiary utilizes Employers Mutual’s underwriting personnel and systems to process its direct business, HORAD also includes the business written directly by the reinsurance subsidiary.

The remaining 13 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2014 were generated through Employers Mutual’s participation in MRB, an unincorporated association through which Employers Mutual and other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in MRB since 1957.  Effective January 1, 2013, Church Mutual became a member of MRB.  As a result, Employers Mutual became a one-fifth participant in MRB, down from its previous one-fourth participation.  MRB is controlled by a board of directors composed of the five member companies, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets.  Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must generally maintain a rating of “A-” (Excellent) or above from A.M. Best Company, Inc. and meet certain other standards.  During 2012, the rating of one of the members was reduced to "B++".  The other participating companies continue to monitor the financial strength of this member, and have determined that removal of this member is not warranted at this time.
The following table sets forth the geographic distribution of the assumed premiums written of the reinsurance subsidiary (gross of the amount ceded to Employers Mutual in connection with the excess of loss agreement) for the three years ended December 31, 2014.

	Year ended December 31,
	2014		2013		2012
Domiciliary jurisdiction	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Germany	$6,444	5.0%	$7,000	4.9%	$5,726	4.8%
Other foreign jurisdictions*	14,261	11.0	18,589	13.1	19,040	16.0
Domestic	108,537	84.0	116,200	82.0	94,396	79.2
Total	$129,242	100.0%	$141,789	100.0%	$119,162	100.0%
* Includes all other foreign jurisdictions, none of which accounted for more than 3 percent.

Employers Mutual emphasizes writing excess of loss reinsurance business in its HORAD operation and works to increase its participation on existing contracts that have had favorable terms and/or results.  Employers Mutual strives to be flexible in the types of reinsurance products it offers, but generally limits its writings to direct reinsurance business, rather than providing retrocessional covers.  The reinsurance marketplace tends to favor “across the board” participation on excess of loss reinsurance contracts.  As a result, reinsurance companies must be willing to participate on all layers offered under a specific contract in order to be considered viable reinsurers.
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $25,621 in 2014.  During 2014, the reinsurance subsidiary ceded to Employers Mutual 8.0 percent of its total assumed reinsurance premiums written from all sources as premium for the excess of loss protection, which amounted to $10,339.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The net foreign currency exchange gain assumed by the reinsurance subsidiary in 2014 was $1,033.

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

Reinsurance
Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources.  Competition for reinsurance business is based on many factors, including the perceived financial strength of the reinsurer, industry ratings, stability in products offered and licensing status.  There is a segment of the market that favors large, highly-capitalized reinsurance companies who are able to provide “mega” line capacity for multiple lines of business.
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

Statutory Combined Trade Ratios
The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries, and the property and casualty insurance industry averages, for the five years ended December 31, 2014.  The combined trade ratios below are the sum of the following:  the loss and settlement expense ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year ended December 31,
	2014	2013	2012	2011	2010
Property and casualty insurance (1)
Loss and settlement expense ratio	70.5%	67.2%	66.2%	78.7%	68.9%
Expense ratio	32.0%	35.0%	35.3%	36.1%	37.0%
Combined trade ratio	102.5%	102.2%	101.5%	114.8%	105.9%

Reinsurance (1)
Loss and settlement expense ratio	73.9%	59.0%	68.4%	96.6%	55.8%
Expense ratio	24.5%	23.7%	21.8%	21.5%	32.3%
Combined trade ratio	98.4%	82.7%	90.2%	118.1%	88.1%

Total insurance operations (1)
Loss and settlement expense ratio	71.2%	65.2%	66.7%	82.8%	66.1%
Expense ratio	30.4%	32.3%	32.3%	32.8%	36.0%
Combined trade ratio	101.6%	97.5%	99.0%	115.6%	102.1%

Property and casualty insurance industry averages (2)
Loss and settlement expense ratio	69.6%	67.7%	73.4%	77.9%	72.0%
Expense ratio	27.6%	28.7%	28.8%	28.6%	29.0%
Combined trade ratio	97.2%	96.4%	102.2%	106.5%	101.0%
(1)       The 2014 ratios for the Company's insurance subsidiaries reflect significant declines in the amount of net periodic pension and postretirement benefit costs allocated to them. These declines reduced the loss and settlement expense ratio, expense ratio and combined trade ratio for "property and casualty insurance" by 0.7%, 1.2% and 1.9%, for "reinsurance" by 0.0%, 0.2% and 0.2%, and for "total insurance operations" by 0.5%, 1.0% and 1.5%, respectively. The 2013 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $532 of negative premiums written (net of $53 reduction in the amount ceded to Employers Mutual under the excess of loss agreement) and $223 of negative commission expense that were recorded in connection with the change in Employers Mutual’s participation in MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 23.8 percent and 82.8 percent, respectively, and for “total insurance operations” would have been unchanged at 32.3 percent and 97.5 percent, respectively. The 2012 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $3,065 of negative premiums written (net of $341 reduction in the amount ceded to Employers Mutual under the excess of loss agreement) and $1,362 of negative commission expense that were recorded in connection with the cancellation of a large pro rata account written by MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 22.4 percent and 90.8 percent, respectively, and for “total insurance operations” would have been 32.4 percent and 99.1 percent, respectively.  The 2011 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $921 of additional premiums written (net of $102 ceded to Employers Mutual under the excess of loss agreement) and $399 of commission expense that were recorded in connection with a change in Employers Mutual’s participation in MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 21.3 percent and 117.9 percent, respectively, and for “total insurance operations” would have been 32.7 percent and 115.5 percent, respectively.
(2)       As reported by A.M. Best.  The ratio for 2014 is an estimate; the actual combined trade ratio is not currently available.

Claims Management
Effective claims management is critical to the success of the pool participants.  To this end, the pool participants have adopted a customer-focused claims management process that is cost efficient, and delivers a high level of claims service that produces superior results.  The claims management process is focused on handling claims from their inception, accelerating communication to insureds and claimants, and compressing the cycle time of claims to control both loss costs and claims-handling costs.  This process provides quality service and results in the appropriate handling of claims, allowing the pool participants to cost-effectively pay valid claims and contest fraudulent claims.
The claims management operation includes adjusters, appraisers, special investigators, attorneys and claims administrative personnel.  The pool participants conduct their claims management operations out of 16 branch offices and four service offices located throughout the United States.  The home office claims group provides advice and counsel for branch claims staff in investigating, reserving and settling claims.  The home office claims staff also evaluates branch claims operations and makes recommendations for improvements in performance.  Additional home office services provided include: complex claim handling, physical damage and property review, medical case management, medical bill review, legal coverage analysis, a special investigative unit, litigation management and subrogation.  Management believes these home office services assist the branch claims personnel in producing greater efficiencies than can be achieved at the local level.
Each branch office is responsible for evaluating and settling claims within the authority provided by home office claims.  Authority levels within the branch offices are granted based upon an adjuster’s experience and expertise.  A branch office must request input from home office claims once a case exceeds its authority level.  The Senior Vice President of Claims participates in a claims committee that exists within home office.  This committee meets on a weekly basis to assist the branches in evaluating and settling claims beyond their authority level.
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

Loss and Settlement Expense Reserves
The Company's liabilities for losses and settlement expenses represent management's best estimates at a given point in time of ultimate unpaid losses and settlement expenses for both reported and unreported claims. The estimates of the liabilities for losses and settlement expenses include assumptions of future trends and claims severity, judicial theories of liability, historic loss emergence and other factors.  Because of the inherent uncertainties involved in the establishment of reserves for less mature accident years, management’s reserving methodology for the current and more recent accident years utilizes prudently conservative assumptions.  During the loss settlement period, which may cover many years in some cases, the inherent uncertainty associated with these accident years declines as the Company learns additional facts regarding individual claims and potential future claims, and consequently it often becomes necessary to refine and adjust its estimates of liability.  The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.
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
Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2014 represents management’s best estimate of the Company’s overall liability.
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
The reinsurance segment also books earned but not reported (EBNR) premiums on pro rata contracts, and accrued reinstatement premiums on catastrophe excess contracts. EBNR premium is estimated by applying selected earnings patterns to the expected ultimate contract year premium associated with each individual pro rata account, and netting the reported-to-date amount from the estimated earned-to-date amount. The account level earnings patterns are selected from an examination of all available information regarding distribution of risk attachment dates during the contract period and a review of each ceding company's historical reporting patterns. It is important to note that whenever EBNR premium is booked, there is an associated IBNR loss reserve established as well. Accrued reinstatement premiums are estimated by applying a historically selected ratio of "ultimate reinstatement premium to incurred losses" to the "expected ultimate" incurred catastrophe loss by contract year. Netting the reported reinstatement premiums-to-date from this ultimate produces the booked accrual.
Reported loss and IBNR loss reserves associated with the MRB book of business are established by that entity’s management, and booked by the reinsurance segment on a monthly basis. MRB claims files are audited annually by the member companies’ reinsurance claim departments, and the member company actuarial departments perform an annual reserve adequacy review. The reinsurance segment books a relatively small IBNR loss reserve and EBNR premium amount to account for a one quarter lag in reporting.

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

	Year ended December 31,
	2014	2013	2012
Gross reserves at beginning of year	$610,181	$583,097	$593,300
Less re-valuation due to foreign currency exchange rates	333	(2)	—
Less ceded reserves at beginning of year	30,118	31,390	36,842
Net reserves at beginning of year	579,730	551,709	556,458

Incurred losses and settlement expenses related to:
Current year	406,266	346,072	329,121
Prior years	(20,792)	(12,785)	(25,733)
Total incurred losses and settlement expenses	385,474	333,287	303,388

Paid losses and settlement expenses related to:
Current year	162,905	137,998	145,103
Prior years	167,182	167,268	163,034
Total paid losses and settlement expenses	330,087	305,266	308,137

Net reserves at end of year	635,117	579,730	551,709
Plus ceded reserves at end of year	28,253	30,118	31,390
Plus re-valuation due to foreign currency exchange rates	(2,061)	333	(2)
Gross reserves at end of year	$661,309	$610,181	$583,097

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

	Year ended December 31,
	2014	2013	2012
Reported amount of favorable development experienced on prior years' reserves	$(20,792)	$(12,785)	$(25,733)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	2,151	6,526	(4,551)
Approximation of the implied amount of favorable development that had an impact on earnings	$(18,641)	$(6,259)	$(30,284)

Following is a detailed analysis of the development the Company has experienced on its prior accident years’ reserves during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as previously noted, 1) the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off, and 2) development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years in the property and casualty insurance segment does not have an impact on earnings.

Year ended December 31, 2014
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $8,110 from the estimate at December 31, 2013.  This decrease represented 1.9 percent of the December 31, 2013 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2014; however, the accident year allocation factors applied to IBNR loss, bulk case loss, and a portion of settlement expense reserves were revised at December 31, 2014 as part of the annual review.  This change resulted in the movement of $2,151 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.
Reserves on previously reported claims developed favorably in 2014 by approximately $5,900.  This includes $432 of adverse development attributable to revised accident year allocation factors for bulk case loss reserves, which was offset by $4,999 of favorable development experienced on prior years’ reported claims (exclusive of the bulk case loss reserve) and $1,333 of favorable development from changes in the line of business distribution of the bulk case loss reserves.  Of the $5,900 of favorable development, accident years 2011-2013 experienced adverse development of $3,584, while all remaining accident years experienced aggregate favorable development of $9,484.  While all lines of business continued to experience very favorable development on claims which “closed” during 2014, adverse development on claims remaining “open” in the commercial auto liability line outpaced the favorable development experienced on "closed" claims by $9,415. Favorable development on the combined "case plus bulk case loss reserves" occurred in all lines of business except Commercial Auto Liability, which experienced adverse development of $5,832. The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

Line of business	Development experienced on previously reported claims which closed during the year	Development experienced on previously reported claims remaining open at year end	Development associated with changes in bulk case loss reserve line of business distribution	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(1,184)	$(3,648)	$234	$29	$(4,569)
Commercial auto liability	(2,000)	11,415	(3,583)	—	5,832
Auto physical damage	(1,145)	(91)	(45)	1	(1,280)
Workers' compensation	(15,116)	12,051	(997)	—	(4,062)
Other liability	(8,462)	8,029	(210)	—	(643)
Commercial property	(5,096)	1,422	2,669	330	(675)
Homeowners	(1,105)	192	604	72	(237)
Bonds	(40)	(221)	(5)	—	(266)

Total	$(34,148)	$29,149	$(1,333)	$432	$(5,900)

Approximately 98% of the favorable development experience for personal auto liability stemmed from reserve take-downs on two large Michigan Catastrophic Claims Association unlimited personal injury protection claims which were reported in 2002 and 2003. Similar to 2013, commercial auto liability’s adverse development is associated with a small number of previously reported claims which experienced very significant upwards revisions in carried reserves and payments. Of the total number of reported claims for this line, 1.8% developed adversely by more than $100, representing $11,153 of adverse development. The development on the remaining 98.2% of commercial auto liability claims was a favorable $1,738. Management believes prior accident years underwent significant strengthening during 2014, and that the 2014 accident year is more adequately reserved than the 2013 accident year was at year-end 2013. Both workers' compensation and other liability, which experienced adverse development on combined open and closed previously reported claims at year-end 2013, exhibited favorable development as of year-end 2014, similar to year-end 2012. The remaining lines of business experienced favorable development, though somewhat less than in 2013 which had a larger favorable impact from the revision of the bulk case loss reserve accident year allocation factors.

IBNR loss reserves experienced $201 of adverse development, which is attributable to higher than expected emergence ($1,373) and exposure growth ($1,920). These items were almost completely offset by favorable development from changes in the IBNR accident year allocation factors ($1,834), and reserve decreases taken as the result of scheduled reserve reviews ($1,220). Four of the eight reserving lines experienced adverse IBNR loss reserve development, with higher than expected emergence being the main driver for each. The lines experiencing adverse development included commercial property ($3,426), auto physical damage ($970), homeowners ($886) and commercial auto liability ($291). Adverse development on the property lines of business is not totally unexpected. Favorable development is consistently observed on reported property claims, therefore, lower levels of IBNR loss reserves are generally carried to offset perceived redundancies. Favorable development, generally driven by lower than expected emergence and/or decreases in carried reserves from scheduled reviews, was experienced in other liability ($4,273), workers' compensation ($846), surety bonds ($250) and personal auto liability ($3). The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposures	Change in accident year allocation factors	Change in line-of-business distribution	Total
Personal auto liability	$80	$(23)	$(70)	$21	$(11)	$(3)
Commercial auto liability	658	(148)	190	(434)	25	291
Auto physical damage	950	(1)	1	19	1	970
Workers' compensation	(531)	(576)	254	—	7	(846)
Other liability	(4,028)	(525)	1,540	(1,226)	(34)	(4,273)
Commercial property	3,354	69	32	—	(29)	3,426
Homeowners	933	(15)	(25)	(10)	3	886
Bonds	(43)	(1)	(2)	(204)	—	(250)

Total	$1,373	$(1,220)	$1,920	$(1,834)	$(38)	$201

Total settlement expense reserves developed favorably in 2014 by $6,513.   Approximately 87 percent of the favorable development is attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk, and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2014, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $1,170 due to additional strengthening.  Changes in the IBNR loss reserve and bulk case loss reserve accident year allocation factors accounted for $749 of the favorable development in the defense and cost containment expense reserves.  The remaining 13 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2014 compared to year-end 2013 generated $716 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2013 accident year allocations.
Prior accident years’ reserves for non-voluntary assumed business developed favorably by $346, attributed primarily to assigned risk pools.
The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2013, ceded losses and settlement expenses for prior accident years decreased $4,237.  This decrease in reinsurance recoveries is reported as adverse development.

Reinsurance segment
For the reinsurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $12,682 from the estimate at December 31, 2013.  This decrease represented 6.9 percent of the December 31, 2013 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $11,849, while MRB experienced favorable development of approximately $833.  MRB accident year 2013 experienced adverse development of $277.  This adverse development was more than offset by favorable development on accident years 2011 ($237) and 2009 ($638), plus favorable development on most of the remaining prior accident years.  For the HORAD book of business, accident years 2010 and prior accounted for approximately 80 percent of the favorable development, with less significant amounts of favorable development occurring in most of the remaining prior accident years.  Development for accident year 2013 was an adverse $1,842 due to reserve strengthening. The increase in favorable development in the HORAD book of business in 2014 compared to 2013 was greater than expected, and was driven mostly by a reduction of IBNR loss reserves for accident years 2010 and prior because the amount previously carried was no longer indicated in the actuarial analysis.
No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2014, including the "expected loss ratios" utilized for prior contract years. The "expected loss ratios" utilized for the 2014 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the selection process. Compared to the 2013 contract year selections, the property per risk "expected loss ratios" increased moderately. The casualty excess and property/casualty global pro rata "expected loss ratios" decreased slightly from the 2013 selections.

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
Reserves on previously reported claims developed favorably in 2013 by approximately $106.  This included $2,699 of favorable development attributable to revised accident year allocation factors for bulk case loss reserves, which offset $1,006 of adverse development experienced on prior years’ reported claims (exclusive of the bulk case loss reserve) and $1,587 of adverse development from increases in the bulk case loss reserve.  Of the $106 of favorable development, accident years 2009, 2010 and 2012 experienced adverse development of $3,510, while all remaining accident years experienced aggregate favorable development of $3,616.  While all lines of business continued to experience very favorable development on claims which “closed” during 2013, adverse development (exclusive of bulk case loss reserve changes or accident year reallocation impacts) on claims remaining “open” outpaced the favorable development experienced on "closed" claims in four lines of business: personal auto liability ($56), commercial auto liability ($6,151), workers compensation ($931) and other liability ($1,470). Favorable development on the combined "case plus bulk case loss reserves" occurred in five of the eight major lines of business.  The lines experiencing adverse development included Personal Auto Liability ($114), Commercial Auto Liability ($4,564), and Other Liability ($2,467). The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

Line of business	Development experienced on previously reported claims which closed during the year	Development experienced on previously reported claims remaining open at year end	Development associated with changes in bulk case loss reserve line of business distribution	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(1,655)	$1,711	$58	$—	$114
Commercial auto liability	(604)	6,755	(2,290)	703	4,564
Auto physical damage	(873)	(186)	4	—	(1,055)
Workers' compensation	(15,902)	16,833	(1,174)	—	(243)
Other liability	(6,739)	8,209	820	177	2,467
Commercial property	(4,650)	1,123	3,313	(2,935)	(3,149)
Homeowners	(1,388)	145	855	(644)	(1,032)
Bonds	(232)	(1,541)	1	—	(1,772)

Total	$(32,043)	$33,049	$1,587	$(2,699)	$(106)

Personal auto liability experienced adverse development stemming solely from a reserve increase on one 2003 Michigan Catastrophic Claims Association unlimited personal injury protection claim. If not for this increase, personal auto liability would have experienced favorable development similar to prior reporting periods. Commercial auto liability experienced adverse development on reported claims stemming from an approximate 50 percent increase in the number and dollar amount of claims having development in excess of $100. Although the number of claims involved represented slightly over one percent of the commercial auto liability claims having development of any amount, the dollar impact was significant. Other liability also experienced adverse development on reported claims, however, approximately 90 percent of that development was attributed to an unexpected judgment on a single liability claim. Compared to prior reporting periods, the decline in favorable development on the commercial property and homeowners lines of business were attributed to the property and casualty insurance segment experiencing far fewer storm related claims during 2012, as opposed to the record numbers incurred during 2011. Approximately 35 percent fewer prior year storm-related property claims remained open during 2013 versus 2012, and the decrease in associated commercial property and homeowners' favorable development between the two calendar years totaled $2,654.
Overall, IBNR loss reserves developed adversely by $5,916.  This adverse development was primarily attributed to higher than expected emergence ($6,751), increased exposures ($1,778), and the impact of changes in line-of-business distribution ($996). The adverse development was partially offset by favorable development stemming from changes in the IBNR accident year allocation factors ($2,729), and from IBNR loss reserve decreases taken as a result of scheduled reserve reviews ($880).  The commercial property line of business was responsible for approximately 85 percent ($4,998) of the adverse development, the vast majority of which was attributable to higher than expected IBNR emergence. Homeowners and auto physical damage also experienced adverse IBNR loss reserve development ($1,148 and $871, respectively) attributable to higher than expected IBNR emergence. Adverse IBNR emergence on these lines was not totally unexpected as the property and casualty insurance segment carries slightly lower levels of IBNR loss reserves on the property lines of business due to the consistent strength of reserves carried on reported claims.  Other Liability experienced a small amount of adverse IBNR loss reserve development ($299). The remaining casualty lines developed favorably. Surety bonds experienced adverse IBNR loss reserve development of $1,887 due mainly to an increase in carried formula IBNR loss reserves. The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

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

The commercial property line of business includes liability claims from business owners policies. Part of the adverse IBNR loss reserve development was attributed to four large business owners liability claims ($1,000 policy limit for the pool) which emerged during 2013. For comparison, IBNR emergence for calendar year 2012 consisted mostly of property claims, of which the largest was significantly below $1,000. As noted above, since the property and casualty insurance segment normally experiences significant favorable development on reported claims, a lower level of IBNR loss reserves was carried for the property lines (commercial property, homeowners and auto physical damage). The adverse IBNR emergence observed on the other liability line of business was attributed to a single 2010 construction defect claim which generated $2,700 of adverse development.
Total settlement expense reserves developed favorably in 2013 by $7,108.  Approximately 65 percent of the favorable development was attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk, and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2013, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $1,080 due to strengthening required to bolster the indicated survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which had declined due to increased litigation costs.  Changes in the IBNR loss reserve and bulk case loss reserve accident year allocation factors accounted for $1,100 of the favorable development in the defense and cost containment expense reserves.  The remaining 35 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2013 compared to year-end 2012 generated $781 of adverse development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2012 accident year allocations.
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

Reinsurance segment
For the reinsurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $5,504 from the estimate at December 31, 2012.  This decrease represented 3.2 percent of the December 31, 2012 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $5,578, while MRB experienced adverse development of approximately $74.  MRB accident years 2012 and 2010 experienced adverse development of $997 and $110, respectively.  The adverse development was mostly offset by favorable development on accident years 2006 ($431) and 2008 ($259), plus favorable development on most of the remaining prior accident years.  For the HORAD book of business, accident years 2009-2012 accounted for approximately 85 percent of the favorable development, with less significant amounts of favorable development occurring in most of the remaining prior accident years. The decline in favorable development in the HORAD book of business in 2013 compared to 2012 was generally expected by management as the expected loss ratios used in the development methodologies applied to the 2012 contract year were somewhat lower than previous contact years due to an extensive actuarial study performed during 2012. Much of the favorable development experienced in 2013 was attributed to reported losses that were below December 2012 implicit projections for policy year 2012 in the property per risk, catastrophe excess, multi-line excess and property pro rata treaty types.
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

In evaluating the table, it should be noted that each cumulative redundancy amount includes the effects of all changes in reserves for prior periods.  Conditions and trends that have affected development of the liability in the past, such as a time lag in the reporting of assumed reinsurance business, the high rate of inflation associated with medical services and supplies and the reform measures implemented by several states to control administrative costs for workers’ compensation insurance, may not necessarily occur in the future.  Accordingly, it may not be appropriate to project future development of reserves based on this table.

	Year ended December 31,
	2004	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Statutory reserves for losses and settlement expenses	405,683	502,927	514,576	521,159	541,254	529,527	529,672	558,707	555,089	584,478	639,198
Retroactive restatement of reserves in conjunction with the increase in the property and casualty insurance subsidiaries' aggregate participation in the pooling agreement	78,818	—	—	—	—	—	—	—	—	—	—
Statutory reserves after retroactive restatement	484,501	502,927	514,576	521,159	541,254	529,527	529,672	558,707	555,089	584,478	639,198
GAAP Adjustments	(1,364)	(1,526)	(1,827)	(2,032)	(1,459)	(1,712)	(2,201)	(2,249)	(3,380)	(4,748)	(4,081)
Reserves for losses and settlement expenses	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730	635,117

Paid (cumulative) as of:
One year later	139,665	125,043	137,265	140,127	149,229	132,655	146,193	163,034	167,268	167,182	—
Two years later	210,516	202,851	217,804	221,285	221,157	210,418	228,455	252,631	250,982	—	—
Three years later	265,049	257,114	268,933	266,267	271,762	262,742	283,406	304,697	—	—	—
Four years later	298,997	290,940	297,075	297,348	305,261	296,871	316,501	—	—	—	—
Five years later	320,136	309,532	316,320	320,676	328,652	316,313	—	—	—	—	—
Six years later	333,478	323,175	334,151	336,198	343,807	—	—	—	—	—	—
Seven years later	344,311	337,044	345,682	348,545	—	—	—	—	—	—	—
Eight years later	356,220	346,284	354,993	—	—	—	—	—	—	—	—
Nine years later	364,535	353,957	—	—	—	—	—	—	—	—	—
Ten years later	371,317	—	—	—	—	—	—	—	—	—	—

Reserves re-estimated as of:
End of year	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730	635,117
One year later	467,729	459,485	474,011	483,819	491,173	477,066	494,372	530,725	538,924	558,938	—
Two years later	448,803	446,279	460,931	464,515	469,576	461,732	487,289	518,626	517,417	—	—
Three years later	444,910	437,589	449,500	447,685	459,076	457,524	487,045	497,591	—	—	—
Four years later	436,690	429,680	437,096	445,162	461,072	454,989	467,397	—	—	—	—
Five years later	431,878	423,365	436,838	445,272	458,614	439,428	—	—	—	—	—
Six years later	428,737	421,851	438,029	444,376	448,424	—	—	—	—	—	—
Seven years later	427,354	424,004	437,091	437,308	—	—	—	—	—	—	—
Eight years later	430,547	424,865	431,073	—	—	—	—	—	—	—	—
Nine years later	432,630	419,081	—	—	—	—	—	—	—	—	—
Ten years later	427,827	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy	55,310	82,320	81,676	81,819	91,371	88,387	60,074	58,867	34,292	20,792	—

Gross loss and settlement expense reserves - end of year (A)	515,509	544,051	548,358	551,005	572,804	555,986	556,533	593,300	583,099	609,848	663,370
Reinsurance receivables	32,372	42,650	35,609	31,878	33,009	28,171	29,062	36,842	31,390	30,118	28,253
Net loss and settlement expense reserves - end of year	483,137	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730	635,117

Gross re-estimated reserves - latest (B)	456,644	454,389	459,258	467,906	480,015	466,831	494,165	537,799	559,652	583,240	663,370
Re-estimated reinsurance receivables - latest	28,817	35,308	28,185	30,598	31,591	27,403	26,768	40,208	42,235	24,302	28,253
Net re-estimated reserves - latest	427,827	419,081	431,073	437,308	448,424	439,428	467,397	497,591	517,417	558,938	635,117

Gross cumulative redundancy (A-B)	58,865	89,662	89,100	83,099	92,789	89,155	62,368	55,501	23,447	26,608	—

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
The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
	2014	2013	2012
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$1,614	$2,537	$4,095
Reinsurance	—	—	—
	1,614	2,537	4,095
Environmental:
Property and casualty insurance	(42)	(16)	(119)
Reinsurance	—	—	—
	(42)	(16)	(119)
Total losses and settlement expenses incurred	$1,572	$2,521	$3,976

	Year ended December 31,
	2014	2013	2012
Loss and settlement expense reserves:
Asbestos:
Property and casualty insurance	$7,587	$7,579	$7,261
Reinsurance	412	428	452
	7,999	8,007	7,713
Environmental:
Property and casualty insurance	559	216	338
Reinsurance	738	727	727
	1,297	943	1,065
Total loss and settlement expense reserves	$9,296	$8,950	$8,778

The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The direct IBNR loss reserves and bulk settlement expense reserves associated with asbestos has been increased each year for the last several years in response to new information. In particular, bulk settlement expense reserves have been increased to cover the costs associated with the retention of a national coordinating counsel to address the multi-state litigation issues of the Company’s largest asbestos defendant. Additionally, in 2012 the Company jointly settled a long-term asbestos case representing the Company’s share of 20 years’ worth of defense costs. Increased settlement expense payments have been the main driver of the reserve increases over the past several years.

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
Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2014 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the Company's financial condition or results of operations.

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
A summary of the reinsurance treaties benefiting the pool participants during 2014 is presented below.  Retention amounts reflect the accumulated retentions, co-participation and non-placed portions of all layers within a treaty.

Type of reinsurance treaty	Retention	Limits
Property per risk	$5,000	100 percent of $60,000
Property catastrophe	$11,900	99 percent of $180,000
Casualty	$3,200	97 percent of $38,000
Workers' compensation excess	$—	$40,000 excess of $40,000
Umbrella	$2,500	100 percent of $12,500
Fidelity	$2,250	95 percent of $5,000
Surety	$4,550	91 percent of $28,000
Boiler - commercial lines	$—	100 percent of $100,000
Boiler - personal lines	$—	100 percent of $50
Employment practices liability	$—	100 percent of $1,000
Data compromise	$—	100 percent of $1,000
Identity recovery	$—	100 percent of $25

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
The major reinsurers in the pool participants’ reinsurance programs during 2014 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages.  All programs (except the boiler, data compromise, identity recovery and employment practice liability programs) are handled by reinsurance brokers.  The reinsurance of those programs is syndicated to 44 domestic and foreign reinsurers.
In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as the price of the coverage.  Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250,000.

Property per risk, property catastrophe and casualty coverages	Percent of total reinsurance protection	A.M. Best rating
Underwriters at Lloyd's of London	25.8%	A
Mutual Reinsurance Bureau	16.5%	(1)
Hannover Ruckversicherung AG	10.9%	A+
R + V Versicherung AG	5.9%	(2)
Platinum Underwriters Reinsurance, Inc.	5.2%	A
Swiss Reinsurance America Corporation	4.8%	A+
MAPFRE Re Compania De Reaseguros, SA	4.4%	A
Allied World Insurance Company	3.4%	A
QBE Reinsurance Corporation	3.3%	A
Scor Global P&C SE	3.2%	A

Workers' compenstion excess coverage
Underwriters at Lloyd's of London	40.0%	A
Tokio Millennium Re Ltd.	25.0%	A++
Allied World Assurance Company Ltd.	20.0%	A
Munich Reinsurance America Inc.	15.0%	A+

Umbrella coverage
Swiss Reinsurance America Corporation	20.0%	A+
Hannover Ruckversicherung AG	20.0%	A+
TOA Reinsurance Company of America	17.5%	A+
Transatlantic Reinsurance Company	15.0%	A
QBE Reinsurance Corporation	12.5%	A
Axis Reinsurance Company	10.0%	A+
Tokio Millennium Re Ltd.	5.0%	A++

Fidelity and surety coverages
Transatlantic Reinsurance Company	36.7%	A
Hannover Ruckversicherung AG	22.2%	A+
Axis Reinsurance Company	13.2%	A+
Odyssey America Reinsurance Corp.	12.3%	A
Everest Reinsurance Company	12.3%	A+
Endurance Reinsurance Corporation of America	3.3%	A

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Data compromise and identity recovery
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

(1)
MRB is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  Three of the other member companies have an “A” (Excellent) rating and the fourth has a “B++” (Good) rating from A.M. Best.

(2)	R + V Versicherung AG is not rated by A.M. Best, but maintains an AA- rating from Standard & Poor’s.

The Terrorism Risk Insurance Program Reauthorization Act of 2007 (effective through December 31, 2014) is being replaced with the Terrorism Risk Insurance Program Reauthorization Act of 2015, which will be effective through December 31, 2020 (both Acts referred to herein as the "TRIA Reauthorization Act(s)"). The TRIA Reauthorization Acts continue the Federal backstop on losses from certified terrorism events from foreign sources, and include coverage for domestic terrorism as well.  The TRIA Reauthorization Acts cover most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance.
The program trigger threshold for federal participation in losses was $100,000 in 2014. Beginning on January 1, 2016, this threshold increases $20,000 per year until reaching $200,000 on January 1, 2020. A loss must be $5,000 or more to count towards the program trigger threshold. Each insurer has a deductible amount (20 percent of the prior year’s direct commercial lines premiums earned for the applicable lines of business) and a retention above the deductible (15 percent in 2014, increasing by one percentage point each year (beginning January 1, 2016) until reaching 20 percent on January 1, 2020). The TRIA Reauthorization Acts cap losses at $100,000,000 annually; no insurer that has met its deductible will be liable for payment of any portion of losses above that amount.  For the Company, the TRIA Reauthorization Act deductible is approximately $52,800.
Coverage for terrorism losses is included in the pool participants’ reinsurance programs for property and casualty risks (including coverage for the aggregation of property claims from catastrophic losses, subject to a $10,000 per any one risk limit under the property catastrophe program).  In summary, coverage under the property contracts includes both domestic and foreign terrorism, though foreign terrorism is limited to one limit per layer.  Terrorism coverage in property lines is further restricted to exclude from coverage nuclear, biological, chemical and radiation (NBCR) losses, regardless of foreign or domestic source.  Coverage under the casualty contracts also includes both domestic and foreign terrorism, though foreign terrorism, foreign NBCR terrorism or domestic NBCR terrorism is covered for one limit per layer.

Reinsurance
The reinsurance subsidiary does not purchase outside reinsurance protection due to the excess of loss agreement with Employers Mutual.  During 2014, the reinsurance subsidiary paid premiums to Employers Mutual for this coverage calculated at 8.0 percent of total assumed reinsurance premiums written, which amounted to $10,339.
The reinsurance subsidiary does, however, assume and cede some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.  Ceded earned premiums associated with this fronting activity amounted to $15,759 during 2014.  The ceding of this reinsurance business through these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers.

The Company’s portion of premiums written ceded (excluding premiums ceded to voluntary and mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2014 is presented below.  Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.  The premium amounts ceded by the reinsurance subsidiary reflect fronting transactions handled through the quota share agreement.

	Premiums written ceded
Reinsurer	Property and casualty insurance segment	Reinsurance segment	Total
Mutual Reinsurance Bureau	$617	$12,441	$13,058
Hartford Steam Boiler Inspection and Insurance Company	9,519	—	9,519
Underwriters at Lloyd's of London	2,819	—	2,819
Hannover Ruckversicherung AG	2,055	—	2,055
Country Mutual Insurance Company	—	1,649	1,649
Swiss Reinsurance America Corporation	948	—	948
Transatlantic Reinsurance Company	841	—	841
TOA Reinsurance Company of America	739	—	739
Platinum Underwriters Reinsurance, Inc.	651	—	651
QBE Reinsurance Company	620	—	620
Other Reinsurers	5,476	232	5,708
Total	$24,285	$14,322	$38,607

The property and casualty insurance segment also cedes reinsurance on a mandatory basis to state organizations in connection with various workers’ compensation and assigned risk programs. The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2014 is presented below.

Reinsurer	Property and casualty insurance segment
Michigan Catastrophic Claims Association	$949
Other Reinsurers	197
Total	$1,146

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2014.  This presentation differs from the presentation utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Amount recoverable
	Property and casualty insurance segment	Reinsurance segment	Total		Percent of total	A.M. Best rating
Mutual Reinsurance Bureau	$555	$6,661	$7,216		19.3%	(1)
Hartford Steam Boiler Inspection and Insurance Company	5,180	—	5,180		13.8	A++
Wisconsin Compensation Rating Bureau	3,912	—	3,912		10.4	(2)
Country Mutual Insurance Company	—	2,580	2,580		6.9	A+
Michigan Catastrophic Claims Association	2,355	—	2,355		6.3	(2)
Workers' Compensation Reinsurance Association of Minnesota	2,000	—	2,000		5.3	(2)
Hannover Ruckversicherung AG	1,691	—	1,691		4.5	A+
Underwriters at Lloyd's of London	1,441	—	1,441		3.9	A
Swiss Reinsurance America Corporation	884	—	884		2.4	A+
XL Reinsurance America, Inc.	873	—	873		2.3	A
Other Reinsurers	9,083	253	9,336		24.9
	$27,974	$9,494	$37,468	(3)	100.0%

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

(3)
The total amount recoverable at December 31, 2014 represents $28,253 in unpaid losses and settlement expenses, $350 in unpaid contingent commissions, and $8,865 in prepaid reinsurance premiums. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) ceded paid losses and settlement expenses under the reinsurance contracts and provides full credit for the ceded paid losses and settlement expenses generated during the period (not just the collected portion). As a result, Employers Mutual's recoverable for paid losses and settlement expenses represents, to the Company, an off-balance sheet arrangement with an unconsolidated entity that results in credit-risk exposure that is not reflected in the Company’s financial statements.  See note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further discussion of off-balance sheet credit exposures.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2014 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2014
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$367,732	$—	$367,732
Assumed from nonaffiliates	3,955	143,564	147,519
Assumed from affiliates	455,183	—	455,183
Ceded to nonaffiliates	(25,431)	(14,322)	(39,753)
Ceded to affiliates	(367,732)	(10,339)	(378,071)
Net premiums written	$433,707	$118,903	$552,610

Premiums earned
Direct	$372,658	$—	$372,658
Assumed from nonaffiliates	3,787	144,439	148,226
Assumed from affiliates	443,440	—	443,440
Ceded to nonaffiliates	(24,846)	(15,759)	(40,605)
Ceded to affiliates	(372,658)	(10,339)	(382,997)
Net premiums earned	$422,381	$118,341	$540,722

Losses and settlement expenses incurred
Direct	$227,382	$—	$227,382
Assumed from nonaffiliates	2,201	96,281	98,482
Assumed from affiliates	304,579	1,278	305,857
Ceded to nonaffiliates	(8,747)	(10,838)	(19,585)
Ceded to affiliates	(227,382)	720	(226,662)
Net losses and settlement expenses incurred	$298,033	$87,441	$385,474

	Year ended December 31, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$368,532	$—	$368,532
Assumed from nonaffiliates	3,501	162,291	165,792
Assumed from affiliates	425,218	—	425,218
Ceded to nonaffiliates	(23,670)	(20,502)	(44,172)
Ceded to affiliates	(368,532)	(12,761)	(381,293)
Net premiums written	$405,049	$129,028	$534,077

Premiums earned
Direct	$361,010	$—	$361,010
Assumed from nonaffiliates	3,275	151,978	155,253
Assumed from affiliates	412,665	—	412,665
Ceded to nonaffiliates	(23,221)	(16,430)	(39,651)
Ceded to affiliates	(361,010)	(12,761)	(373,771)
Net premiums earned	$392,719	$122,787	$515,506

Losses and settlement expenses incurred
Direct	$237,109	$—	$237,109
Assumed from nonaffiliates	2,281	80,854	83,135
Assumed from affiliates	267,292	1,199	268,491
Ceded to nonaffiliates	(8,656)	(8,860)	(17,516)
Ceded to affiliates	(237,109)	(823)	(237,932)
Net losses and settlement expenses incurred	$260,917	$72,370	$333,287

	Year ended December 31, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$341,306	$—	$341,306
Assumed from nonaffiliates	2,459	121,500	123,959
Assumed from affiliates	390,982	—	390,982
Ceded to nonaffiliates	(22,206)	(2,338)	(24,544)
Ceded to affiliates	(341,306)	(11,916)	(353,222)
Net premiums written	$371,235	$107,246	$478,481

Premiums earned
Direct	$328,227	$—	$328,227
Assumed from nonaffiliates	2,297	119,502	121,799
Assumed from affiliates	377,690	—	377,690
Ceded to nonaffiliates	(22,848)	(5,879)	(28,727)
Ceded to affiliates	(328,227)	(11,916)	(340,143)
Net premiums earned	$357,139	$101,707	$458,846

Losses and settlement expenses incurred
Direct	$191,282	$—	$191,282
Assumed from nonaffiliates	1,718	83,988	85,706
Assumed from affiliates	237,723	962	238,685
Ceded to nonaffiliates	(5,549)	(5,528)	(11,077)
Ceded to affiliates	(191,282)	(9,926)	(201,208)
Net losses and settlement expenses incurred	$233,892	$69,496	$303,388
Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law. For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual) and the business assumed outside the quota share agreement. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity for that year.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity for that year.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement.

Investments
The Company’s total invested assets at December 31, 2014 are summarized in the following table:

	December 31, 2014
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,080,006	$1,127,499	81.5%	$1,127,499
Equity securities available-for-sale	123,972	197,036	14.2	197,036
Short-term investments	53,262	53,262	3.9	53,262
Other long-term investments	6,227	6,227	0.4	6,227
	$1,263,467	$1,384,024	100.0%	$1,384,024

At December 31, 2014, the portfolio of fixed maturity securities consisted of 0.9 percent U.S. Treasury, 20.0 percent government agency, 14.6 percent asset-backed, 27.7 percent municipal and 36.8 percent corporate securities.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2014, the Company held $7,768 of non-investment grade fixed maturity securities in a net unrealized gain position of $265. As of December 31, 2014, the effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, was 4.58, and the effective duration of its liabilities was 2.99.
The Company’s investment strategy is to conservatively manage its investment portfolio by investing primarily in readily marketable, investment-grade fixed maturity securities and equity securities.  The Company does not hold foreign denominated investments.  The board of directors of each of the Company’s insurance company subsidiaries has established investment guidelines and regularly reviews the portfolio for compliance with those guidelines.  The Company has two separate common stock equity portfolios that are diversified across a large range of industry sectors and are managed for fees based on total assets under management (a large-cap blend equity portfolio managed by BMO Global Asset Management and a high dividend value equity portfolio managed by Schafer Cullen Capital Management).  As of December 31, 2014, the common stock equity portfolios were invested in the following industry sectors:

Percent of equity portfolio
Financial services	18.6%
Information technology	14.6
Healthcare	14.5
Consumer staples	9.0
Consumer discretionary	12.3
Energy	12.4
Industrials	9.9
Other	8.7
100.0%

The Company's other long-term investments consist of minority ownership interests in limited partnerships and limited liability companies.  During the first quarter of 2014, the Company invested $4,367 in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). The carrying value of this limited partnership declined to $1,521 at December 31, 2014. The decline in the carrying value of this limited partnership, which is reported as a realized loss in the Company's financial statements, primarily reflects the cost of hedging contracts that expired without value during the year, but also includes changes in the value of contracts that were still in effect at year-end.

Employees
EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the 2,143 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.
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
State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restrictions on the payment of dividends and distributions.  At December 31, 2014, $45,480 was available for distribution to the Company in 2015 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2014, the Company’s insurance subsidiaries had total adjusted statutory capital of $454,799, which is well in excess of the minimum risk-based capital requirement of $73,243.

AVAILABLE INFORMATION
The Company’s internet address is www.emcins.com.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through the Company’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY
The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION
Ian C. Asplund	34
Newly appointed Vice President-Chief Actuary of the Company and Employers Mutual effective 2015. Assistant Vice President of Employers Mutual from 2012 to 2014. He has been employed by Employers Mutual since 2003.

Jason R. Bogart	53
Senior Vice President of the Company and Senior Vice President of Branch Operations of Employers Mutual since 2013. Vice President of the Company and Vice President of Branch Operations of Employers Mutual from 2010 to 2013.  Resident Vice President-Lansing Branch of Employers Mutual from 2003 until 2010.  He has been employed by Employers Mutual since 1993.

Bradley J. Fredericks	41
Vice President-Chief Investment Officer of the Company and Employers Mutual since 2014.  Assistant Vice President of Employers Mutual from 2013 to 2014. He has been employed by Employers Mutual since 2010.

Rodney D. Hanson	59
Senior Vice President-Productivity & Technology of the Company and Employers Mutual since 2013. Vice President-Productivity & Technology of the Company and Employers Mutual from 2003 to 2013. He has been employed by Employers Mutual since 1978.

Richard W. Hoffmann	61	Vice President, General Counsel and Secretary of the Company and Vice President and General Counsel of Employers Mutual since 2001. He has been employed by Employers Mutual since 1989.

Kevin J. Hovick	60
Executive Vice President and Chief Operating Officer of the Company and of Employers Mutual since 2011.  Senior Vice President-Business Development of the Company from 2004 until 2011 and Employers Mutual from 2001 until 2011.  Vice President-Marketing of Employers Mutual from 1997 to 2001.  He has been employed by Employers Mutual since 1979.

Ronald W. Jean	65	Executive Vice President for Corporate Development of the Company and Employers Mutual since 2000, retired effective January 2, 2015.

Scott R. Jean	43
Newly appointed Executive Vice President for Finance & Analytics of the Company and Employers Mutual effective 2015. Senior Vice President-Chief Actuary of the Company and Employers Mutual in 2014. Vice President-Chief Actuary of the Company and of Employers Mutual from 2009 to 2014.  He has been employed by Employers Mutual since 1993.  He is the son of Ronald W. Jean listed above.

Bruce G. Kelley	60
President and Chief Executive Officer of the Company and Employers Mutual since 1992. Reappointed Treasurer of the Company and Employers Mutual in 2014 (previously held that title for Employers Mutual from 1996 until 2000 and the Company from 1996 until 2001). President and Chief Operating Officer of the Company and Employers Mutual from 1991 to 1992 and Executive Vice President of the Company and Employers Mutual from 1989 to 1991.  He has been employed by Employers Mutual since 1985.

Robert L. Link	57
Senior Vice President and Assistant Secretary of the Company and Senior Vice President and Corporate Secretary-Administration of Employers Mutual since 2012. Vice President of the Company from 2007 to 2012 and Vice President and Corporate Secretary-Administration of Employers Mutual from 2005 to 2012. He has been employed by Employers Mutual since 1977.

Mick A. Lovell	52
Newly appointed Executive Vice President for Corporate Development of the Company and Employers Mutual effective 2015. Senior Vice President for Corporate Development of the Company and Employers Mutual in 2014. Vice President of the Company and Vice President-Business Development of Employers Mutual from 2011 to 2014.  Assistant Vice President of the Company and Assistant Vice President-Director of Product Management of Employers Mutual from 2003 to 2011. He has been employed by Employers Mutual since 2003.

Elizabeth A. Nigut	45
Senior Vice President of the Company and Senior Vice President-Human Resources of Employers Mutual since 2014. Vice President of the Company and Vice President-Human Resources of Employers Mutual from 2010 to 2014.  She has been employed by Employers Mutual since 2010.

Mark E. Reese	57
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Lisa A. Simonetta	55
Senior Vice President-Claims of the Company and Employers Mutual since 2013.  Vice President Claims-Legal of the Company and Vice President of Employers Mutual from 2002 to 2013. She has been employed by Employers Mutual since 1992.

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
Employers Mutual currently owns shares of the Company’s common stock entitling it to cast 58 percent of the aggregate votes eligible to be cast by the Company’s stockholders at any meeting of stockholders.  These holdings enable Employers Mutual to control the election of the Company’s board of directors.  In addition, one of the five members of the Company’s board of directors is also a member of the board of directors of Employers Mutual.  This director has a fiduciary duty to both the Company’s stockholders and to the policyholders of Employers Mutual.  The Company’s executive officers hold the same positions with both Employers Mutual and the Company, and therefore also have a fiduciary duty to both the stockholders of the Company and to the policyholders of Employers Mutual.  Certain potential and actual conflicts of interest arise from the Company’s relationship with Employers Mutual and these competing fiduciary duties. Among these conflicts of interest are:

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
As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions, and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2015 without prior regulatory approval is approximately $45,480.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.
The Company had fixed maturity investments with a fair value of $1,127,499 at December 31, 2014 that are subject to:

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

The Company maintains a well diversified portfolio of fixed maturity securities in an attempt to manage market, reinvestment and liquidity risk.  The Company primarily pursues a buy and hold strategy for fixed maturity investments.  Fixed maturity securities are purchased as new funds become available to the portfolio.  This strategy has a laddering effect on portfolio maturities that mitigates some of the effects of adverse interest rate movements.
The Company’s fixed maturity investment portfolio includes mortgage-backed securities.  As of December 31, 2014, mortgage-backed securities constituted approximately 13.3 percent of the fixed maturity portfolio.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.
The Company’s common stock equity portfolio, with a fair value of $184,621 as of December 31, 2014, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management implemented an equity tail-risk hedging strategy during the first quarter of 2014 to help protect the Company from significant monthly downside price volatility in the equity markets. However, this type of protection may be discontinued in the future depending on market conditions and/or the cost of the protection.
The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities.  Unexpected volatility or illiquidity in the markets in which the Company holds securities could reduce its liquidity and stockholders’ equity.  To mitigate these risks, the Company’s insurance and reinsurance subsidiaries are able to borrow funds on a short-term basis from Employers Mutual and its subsidiaries and affiliate under an Inter-Company Loan Agreement.
Changes in key assumptions or a deterioration in the debt and equity markets could lead to an increase in Employers Mutual’s employee benefit plans' costs and a decline in the funded status, which could have a material adverse effect on the Company’s financial condition and/or results of operations.
Employers Mutual's employee benefit plans' costs and funded status reflect the use of key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, and the rate of future compensation increases (pension plans only). Changes in these assumptions could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. In addition, large declines in the fair value of the assets held in the plans could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. A decrease to the plans' funded status could require Employers Mutual to make significant contributions to its employee benefit plans to maintain adequate funding levels and the Company would be responsible for its share of these contributions under the pooling agreement.  The occurrence of these events could have a material adverse effect on the Company’s financial condition and/or results of operations.

The pool participants currently conduct business in all 50 states and the District of Columbia, with a concentration of business in the Midwest.  The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.
In 2014, 70 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with 13 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Common catastrophic events include tornadoes, wind and hail storms, hurricanes, earthquakes, fires, explosions and severe winter storms.  If changing climate conditions result in an increase in the frequency and severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.
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
Underwriting results in recent years have been negatively impacted by elevated amounts of catastrophe and storm losses. Continued high levels of catastrophe and storm losses could lead to changes in the reinsurance programs protecting the Company (including the excess of loss coverage provided by Employers Mutual to the Company’s reinsurance subsidiary). These changes could include increases in the amount of losses retained, increased pricing and, for the pool participants, decreased availability of catastrophe reinsurance protection.  Examples of such changes include increases in the pool participants’ retention amounts on ceded contracts covering the pool business, and increases in the amount of losses retained by the reinsurance subsidiary per event.  Future increases in the cost of reinsurance protection, and/or the amount of catastrophe and storm losses retained, could materially adversely affect the Company’s business, financial condition or results of operations.
Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.
Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and the reinsurance operations of the Company’s reinsurance subsidiary, and have a material adverse impact on the Company’s business, financial condition or results of operations.  The TRIA Reauthorization Acts require that some coverage for terrorism losses be offered by primary property and casualty insurers, and provide federal assistance for recovery of a portion of claims incurred (effective through December 31, 2020). While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under most commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to the commercial lines policies they write, and a substantial deductible must be met before the TRIA Reauthorization Acts provide coverage to the pool.  The pool participants’ personal lines products do not provide terrorism coverage.  The pool participants have underlying reinsurance coverage to partially cover the TRIA Reauthorization Act deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect the reinsurance subsidiary’s operations.
The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual, which generated 21 percent of the Company’s net premiums earned in 2014.  Under the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary also has an excess of loss agreement with Employers Mutual whereby the reinsurance subsidiary retains the first $4,000 of losses per event, and cedes the majority of losses from any one event above this amount to Employers Mutual, with the reinsurance subsidiary retaining 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000.  The reinsurance subsidiary primarily relies on these agreements and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify these agreements, the reinsurance subsidiary may not be able to enter into similar arrangements with other companies and may be adversely affected.
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

The reinsurance business is also highly cyclical and competitive.  Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources.  Competition for reinsurance business is based on many factors, including the perceived financial strength of the reinsurer, industry ratings, stability in products offered and licensing status.  There is a segment of the market that favors large, highly-capitalized reinsurance companies who are able to provide “mega” line capacity for multiple lines of business.  Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.  If Employers Mutual loses reinsurance business to its competitors, the Company’s financial condition and results of operations could be materially and adversely affected.
New pricing, claims, coverage issues, class action litigation, and technology innovations are continually emerging in the property and casualty insurance industry, and these new issues could adversely impact the Company’s revenues or its methods of doing business.
As property and casualty insurance industry practices, and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge.  These issues could have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverages beyond their underwriting intent, or by increasing the size of claims.  The effect of unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business. In addition, the advent of driverless cars and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.
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
From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company closely monitors the activities of the United States Congress and federal agencies through its membership in various organizations.  In particular, our trade organizations are working to monitor and ensure appropriate implementation of the federal terrorism risk insurance program, to shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority to monitor the insurance industry, to pass appropriate tax reform legislation, and to extend the judicial relief from the remand to an exemption for property and hazard and homeowners insurance from application of the Department of Housing and Urban Development’s Disparate Impact Rule. The Company is unable to predict whether, or to what extent, new laws and regulations that could affect its business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on its business, financial condition or results of operations.
Changes to existing accounting standards may adversely affect the Company’s consolidated financial statements.
The Company is required to prepare its consolidated financial statements in accordance with GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"), subject to accounting rules and interpretations of the Securities and Exchange Commission. Accordingly, the Company is required to adopt new or revised accounting standards issued by these authoritative bodies from time to time.  It is possible that changes to the Company’s accounting policies resulting from the adoption of future changes in GAAP could have a material adverse effect on the Company’s reported financial condition and/or results of operations.  The Company's significant accounting policies are described in note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
For the insurance industry, one of the more significant accounting issues currently being reviewed by the FASB is the accounting for insurance contracts. In June 2013, an exposure draft of a proposed accounting standards update on insurance contracts was issued for public comment by the FASB. The exposure draft would have had a significant impact on insurance companies writing short-duration contracts, which includes most types of property and casualty insurance. During 2014, the FASB finished re-deliberations of this exposure draft and decided to scale back the scope of the insurance contracts project, including a decision to limit proposed improvements for accounting for short-duration contracts to enhanced disclosures.
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
The Company’s common stock has one vote per share and voting control of the Company is currently vested in Employers Mutual, which owns 58 percent of the Company’s outstanding common stock.  Employers Mutual must retain a minimum 50.1 percent ownership of the Company’s outstanding common stock at all times in order for the pool participants to have their A.M. Best financial strength ratings determined on a “group” basis.  Accordingly, Employers Mutual will retain the ability to control:

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
The Company does not own any real property; however, one of the property and casualty insurance subsidiaries, Dakota Fire, leases from EMC National Life Company (an affiliate of Employers Mutual) approximately 18,000 square feet of office space in which the Bismarck, North Dakota branch office is located.  The Company’s home office, which also serves as the home office of Employers Mutual, is located in three office buildings containing approximately 695,000 square feet of space in Des Moines, Iowa, all of which are owned by Employers Mutual.  Employers Mutual also owns office buildings in which the Milwaukee and Lansing branch offices operate.  Employers Mutual leases approximately 235,000 square feet of office space in 16 other locations where other branch offices and service centers are located.
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

	2014			2013
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$36.49	$26.23	$0.23	$27.40	$23.18	$0.21
2nd Quarter	36.50	30.01	0.23	29.29	25.27	0.21
3rd Quarter	33.12	28.14	0.23	30.77	25.43	0.21
4th Quarter	35.71	28.34	0.25	35.48	27.04	0.23
Close on Dec. 31	35.46			30.62

On February 20, 2015, there were 793 registered holders of the Company’s common stock.
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
The Company maintains an Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.  Additional information regarding the plan is contained in note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.  Employers Mutual did not participate in the dividend reinvestment plan during 2014, 2013 or 2012.
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

	2009	2010	2011	2012	2013	2014
EMC Insurance Group Inc	$100.00	$108.85	$102.82	$124.25	$164.35	$196.17
NASDAQ Composite Index	100.00	117.61	118.70	139.00	196.83	223.74
Peer Group Index	100.00	123.74	131.97	161.35	217.34	239.54

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2014:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs (2 & 3)
10/1/14 - 10/31/14	22	$30.56	—	$19,491
11/1/14 - 11/30/14	1,067	30.60	—	19,491
12/1/14 - 12/31/14	24	32.34	—	19,491
Total	1,113	$30.64	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

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

The following table sets forth information regarding Employers Mutual's equity compensation plans as of December 31, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	901,583	$22.34	1,062,940
Equity compensation plans not approved by security holders (2)	—	—	186,539
Total	901,583	$22.34	1,249,479

(1)
Consists of Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan and 2008 Employee Stock Purchase Plan. Securities available for future issuance includes 748,634 shares that may be issued in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards under Employers Mutual's 2007 Stock Incentive Plan.

(2)	Consists of Employers Mutual’s 2013 Non-Employee Director Stock Purchase Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Insurance premiums earned	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059
Investment income, net	46,465	43,022	44,145	46,111	49,489	47,759	48,403	48,482
Realized investment gains (losses)	4,349	8,997	8,017	9,303	3,869	17,922	(24,456)	3,724
Other income	2,931	460	834	828	783	756	627	545
Total revenues	594,467	567,985	511,842	472,644	443,263	450,448	413,892	445,810
Losses and expenses	553,560	507,132	460,209	483,636	400,814	389,021	425,132	387,171
Income (loss) before income tax expense (benefit)	40,907	60,853	51,633	(10,992)	42,449	61,427	(11,240)	58,639
Income tax expense (benefit)	10,915	17,334	13,667	(8,255)	11,100	16,770	(8,917)	16,343
Net income (loss)	$29,992	$43,519	$37,966	$(2,737)	$31,349	$44,657	$(2,323)	$42,296

Net income (loss) per common share - basic and diluted:	$2.23	$3.33	$2.95	$(0.21)	$2.40	$3.38	$(0.17)	$3.07

Premiums earned by segment:
Property and casualty insurance	$422,381	$392,719	$357,139	$321,649	$305,647	$308,079	$315,598	$320,836
Reinsurance	118,341	122,787	101,707	94,753	83,475	75,932	73,720	72,223
Total	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059

BALANCE SHEET DATA
Total assets	$1,497,820	$1,374,501	$1,290,709	$1,224,031	$1,182,006	$1,159,997	$1,103,022	$1,198,254
Stockholders' equity	$502,886	$455,210	$401,209	$352,341	$362,853	$336,627	$277,840	$355,893

	Year ended December 31,
	2014	2013	2012	2011	2010	2009	2008	2007
OTHER DATA
Average return on equity	6.3%	10.2%	10.1%	(0.8)%	9.0%	14.5%	(0.7)%	12.8%
Book value per share	$37.08	$34.21	$31.08	$27.37	$28.07	$25.67	$20.94	$25.83
Dividends paid per share	$0.94	$0.86	$0.81	$0.77	$0.73	$0.72	$0.72	$0.69
Property and casualty insurance subsidiaries' aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Reinsurance subsidiary's quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%
Closing stock price	$35.46	$30.62	$23.88	$20.57	$22.64	$21.51	$25.65	$23.67
Net investment yield (pre-tax)	3.81%	3.80%	4.17%	4.49%	4.89%	4.87%	5.00%	5.02%
Cash dividends to closing stock price	2.7%	2.8%	3.4%	3.7%	3.2%	3.3%	2.8%	2.9%
Common shares outstanding	13,562,980	13,306,027	12,909,457	12,875,591	12,927,678	13,114,481	13,267,668	13,777,880
Statutory trade combined ratio	101.6%	97.5%	99.0%	115.6%	102.1%	100.3%	109.1%	96.8%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2014.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to a pooling agreement with Employers Mutual. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, with the exception of any voluntary reinsurance business assumed from nonaffiliated insurance companies, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
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
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned in 2014.  The Company’s reinsurance subsidiary is party to a quota share agreement and an excess of loss reinsurance agreement with Employers Mutual. Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The reinsurance subsidiary also writes a small amount of reinsurance business on a direct basis outside the quota share agreement. Under the terms of the excess of loss agreement (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4,000 of losses per event, and also retains 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000. During 2012, all losses associated with any one event above $4,000 were ceded to Employers Mutual. The cost of the excess of loss reinsurance protection is 8.0 percent (9.0 percent in 2013 and10 percent in 2012) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
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
Effective January 1, 2013, Church Mutual Insurance Company (Church Mutual) became a member of MRB.  As a result, Employers Mutual became a one-fifth participant in MRB at that time.

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
Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium rate levels increase and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). At the end of 2013, premium rate level increases were beginning to decline, after increasing consistently during the three previous years, and this trend continued during 2014. It is important to note that the hardening of the market that occurred during 2011, 2012 and 2013 was somewhat unusual in that it was not driven by a reduction in capital adequacy, but rather by a persistent decline in investment income and an increase in severe weather events. The outlook for 2015 is that overall premium rate levels will continue to increase, though the increases are expected to be smaller than those implemented during 2014.
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
The Company closely monitors the activities of the United States Congress and federal agencies through its membership in various organizations.  In particular, our trade organizations are working to monitor and ensure appropriate implementation of the federal terrorism risk insurance program, to shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority to monitor the insurance industry, to pass appropriate tax reform legislation, and to extend the judicial relief from the remand to an exemption for property and hazard and homeowners insurance from application of the Department of Housing and Urban Development’s Disparate Impact Rule.

MANAGEMENT ISSUES AND PERSPECTIVES

Amendment to Employers Mutual's postretirement benefit plan

During the fourth quarter of 2013, Employers Mutual announced that effective January 1, 2015, it would be replacing its retiree healthcare plan with a new Employers Mutual-funded Health Reimbursement Arrangement. As a result of this plan amendment, the postretirement benefit plan's projected benefit obligation decreased $96,704 as of December 31, 2013. The Company's share of this decline in projected benefit obligation ($26,937) was recognized as other comprehensive income in its December 31, 2013 financial statements. The prior service credit resulting from this plan amendment is being amortized into net periodic benefit cost over ten years, beginning in 2014. As this amortization is reflected in net income, it is being reclassified out of accumulated other comprehensive income so that stockholders' equity is not impacted. In addition, the service cost and interest cost components of the net periodic benefit cost of the new plan declined significantly. The amortization of the prior service credit, coupled with declines in both the service cost and interest cost components of the new plan, generated net periodic benefit income of approximately $3,000 for the Company in 2014, compared to approximately $3,000 of net periodic benefit expense in 2013. A similar amount of net periodic benefit income is expected in 2015.

Low interest rate environment
The interest rate environment has an influence on several operational areas that have the potential to materially impact the Company’s financial condition and results of operations. Following is a brief discussion of the major operational areas being monitored by management in light of the current low interest rate environment.
Investment portfolio
The majority of the Company’s investment portfolio is invested in fixed maturity securities. The prolonged low interest rate environment has had a positive impact on the Company’s financial condition because the portfolio of fixed maturity securities available-for-sale had net unrealized holding gains of $30,870 at December 31, 2014, reflecting the fact that the average yield on the Company’s portfolio is higher than the yields currently available in the fixed maturity marketplace. However, proceeds from maturing securities and cash from operating activities are being invested at the current low yields, which has had a negative impact on investment income over the past several years. Interest rates decreased approximately 80 basis points during 2014, which significantly increased the amount of unrealized gains on the Company's fixed maturity portfolio. If the current low interest rate environment continues, future growth in investment income will be negatively impacted.
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
Benefit plan liabilities
The low interest rate environment has resulted in a significant decline in the discount rates used to value the obligations the Company has under Employers Mutual’s pension and postretirement benefit plans during the past several years. During this time period, the projected benefit obligation of these plans has increased, which had a negative impact on the funded status of those plans and resulted in a higher level of annual cash contributions and net periodic benefit expenses. As a result of the moderate decrease in interest rates in 2014, the discount rates used in the December 31, 2014 actuarial valuations of those plans decreased approximately 60 basis points. This had a negative impact on the funded status of the plans; however, the plans remain in an over funded position. Although discount rates remain low by historical standards, the impact of the low discount rates on the actuarial valuations has been mitigated somewhat by the strong investment returns that have been earned on the plans' assets in recent years.

Equity portfolio market risk
Approximately 14.2 percent of the Company’s investment portfolio is invested in equity securities. Net unrealized investment gains on the equity portfolio totaled approximately $47,492 at December 31, 2014, which is reflected as accumulated other comprehensive income in the Company’s financial statements and represents $3.50 per share of the Company’s December 31, 2014 book value of $37.08 per share. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management invested in limited partnership during the first quarter of 2014 to implement an equity tail-risk hedging strategy. This hedging strategy will help protect the Company from significant monthly downside price volatility in the equity markets. By implementing this hedging strategy, management was able to reduce the level of risk contained in the Company’s financial statements without reducing the size of the equity portfolio. While there is a cost associated with this protection, management views this cost similar to the cost of an insurance policy. The cost of the hedging strategy is equal to the decline in the carrying value of the limited partnership that the Company invested in to implement the strategy, and is reported as a realized investment loss in the Company's financial statements. The decline in the carrying value of the limited partnership primarily reflects the cost of hedging contracts that expired without value during the year, but also includes changes in the value of contracts that were still in effect at year-end.

Change in personal lines operation
In August, management created a new personal lines operation that will eventually assume responsibility and accountability for the growth and profitability of personal lines business throughout the country. This will take some time to implement, but in the end management expects improved performance of the personal lines business. This change will also allow the 16 local branch offices to focus their efforts on commercial lines business, which accounts for approximately 90 percent of the property and casualty insurance segment's net written premiums.

Discontinuance of personal lines business in Rhode Island, Connecticut and Massachusetts
On February 20, 2015, management announced that personal lines business will be discontinued in the states of Rhode Island, Connecticut and Massachusetts. There are no plans to discontinue writing personal lines business in any other states. This change is being implemented in support of the Providence branch's five-year business plan, which identified the need to focus on commercial lines of business for future profitable growth in its territory. Management plans to continue writing personal lines business in the 20 remaining states where personal lines coverage is currently offered. Management is committed to profitably growing personal lines business, and is developing short and long-term strategies to accomplish this goal.

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

Premium rate levels
Prior to 2011, the Company’s overall premium rate level had declined for five consecutive years. Management was able to implement moderate rate level increases in the personal lines of business during this time period, but rate levels in the commercial lines of business, which accounted for more than 80 percent of the property and casualty insurance segment’s premium income at that time, remained very competitive. During 2011, in recognition of the above average amount of catastrophe and storm losses incurred during the prior three years and a projected decline in investment income due to the persistent low interest rate environment, the commercial lines marketplace began to harden and the Company was able to implement small rate level increases. Rate levels have steadily improved during the past three years, and management has worked diligently with the sixteen branch offices to stress the importance of achieving modest, but consistent, commercial lines rate level increases whenever possible. These efforts have been successful, as the Company was able to implement high-single-digit rate level increases during 2012 and 2013, and more modest increases during 2014. Commercial lines rate levels are expected to continue to increase in 2015, but at a lower level than experienced in 2014. Management will continue to work with the branch offices to ensure that all opportunities for additional rate level increases are pursued.

Possible changes in GAAP
The Financial Accounting Standards Board (FASB) is expected to propose several significant changes to current GAAP during the next several years, including the prescribed accounting for leases and financial instruments. Depending on the outcome of these initiatives, the accounting rules and required disclosures for public companies could change significantly. Management is closely monitoring developments in this area and will evaluate any proposed accounting standards that are exposed for public comment during 2015. The evaluations will identify changes that would be required in the Company’s data/systems to comply with the new accounting standards, as well as the financial impact of any proposed changes.

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

Reserving methodology
The Company’s reserving methodology is focused on maintaining a consistent level of overall reserve adequacy. Management does not use accident year loss picks to establish the property and casualty insurance segment's carried reserves. Case and incurred but not reported (IBNR) loss reserves, as well as settlement expense reserves, are established independently of each other and added together to get the total loss and settlement expense reserve. The property and casualty insurance segment's reserving methodology also includes bulk case loss reserves, which supplement the aggregate case loss reserves and are used by management to establish its best estimate of the liability for reported claims.
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

Catastrophe and storm losses. For the property and casualty insurance segment, catastrophe and storm losses include losses attributed to events that have occurred in the United States which have been assigned an occurrence number by the Property & Liability Resource Bureau (PLRB) Catastrophe Services. According to PLRB, an occurrence number is assigned when an event has produced conditions severe enough to have caused, or to be likely to have caused, property damage. For the reinsurance segment, catastrophe and storm losses include losses that have occurred in the United States, Puerto Rico and the U.S. Virgin Islands which have been designated as catastrophes by Property Claims Services (PCS), as well as non-U.S. catastrophe and storm losses reported by the ceding companies. According to PCS, catastrophe serial numbers are assigned to events that cause $25,000 or more in direct insured losses to property, and affect a significant number of policyholders and insurers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of the Company's financial statements in conformity with GAAP requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements and related disclosures. The Company's significant accounting policies are described in note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K. The following estimates and assumptions are considered by management to be critically important in the preparation and understanding of the Company's financial statements and related disclosures. The estimates and assumptions utilized are complex and require subjective judgment.
Loss and settlement expense reserves
Processes and assumptions for establishing loss and settlement expense reserves
In the property and casualty insurance segment, liabilities for losses are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, and estimates of IBNR losses. Case loss reserves are established independently of the IBNR loss reserves and the two amounts are added together to determine the total liability for losses. Under this methodology, adjustments to the individual case loss reserve estimates do not result in corresponding adjustments to IBNR loss reserves. An estimate of the expected expenses to be incurred in the settlement of the claims provided for in the loss reserves is established as the liability for settlement expenses.
In the reinsurance segment, Employers Mutual records the case and IBNR loss reserves reported by the ceding companies for the Home Office Reinsurance Assumed Department (“HORAD”) book of business. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve, which is based on an actuarial reserve analysis, to cover a lag in reporting. For MRB, Employers Mutual records the case and IBNR loss reserves reported to it by the management of the association, along with a relatively small IBNR loss reserve to cover a one month reporting lag. To verify the adequacy of the reported reserves, an actuarial evaluation of MRB’s reserves is performed at each year-end.

Property and Casualty Insurance Segment
Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2014 and 2013.

	December 31, 2014
Line of business	Case	IBNR	Settlement expense	Total
Commercial lines:
Automobile	$63,434	$7,077	$14,765	$85,276
Property	24,309	1,570	4,797	30,676
Workers' compensation	119,817	16,708	20,067	156,592
Liability	69,928	43,412	52,360	165,700
Bonds	2,033	810	1,020	3,863
Total commercial lines	279,521	69,577	93,009	442,107

Personal lines:
Automobile	12,716	840	1,948	15,504
Property	3,732	993	1,122	5,847
Total personal lines	16,448	1,833	3,070	21,351
Total property and casualty insurance segment	$295,969	$71,410	$96,079	$463,458

	December 31, 2013
Line of business	Case	IBNR	Settlement expense	Total
Commercial lines:
Automobile	$45,055	$7,158	$11,129	$63,342
Property	18,019	762	3,459	22,240
Workers' compensation	119,964	18,688	19,302	157,954
Liability	60,951	42,260	50,443	153,654
Bonds	977	824	876	2,677
Total commercial lines	244,966	69,692	85,209	399,867

Personal lines:
Automobile	16,971	1,012	1,986	19,969
Property	3,982	835	1,105	5,922
Total personal lines	20,953	1,847	3,091	25,891
Total property and casualty insurance segment	$265,919	$71,539	$88,300	$425,758

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
At December 31, 2014, IBNR loss reserves accounted for $71,410, or 15.4 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $71,539, or 16.8 percent, at December 31, 2013. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2014 would equate to $2,321, net of tax, which represents 7.7 percent of the net income reported for 2014 and 0.5 percent of stockholders’ equity.
The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying actuarially derived “IBNR factors” to the latest twelve months premiums earned. These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy. In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year. For example, during 2014 the actual IBNR claims reported in the 18 months following year-end 2012 were compared to the adjusted 2012 premiums earned. The 2012 ratios, together with the ratios for several prior years, were then used to develop the 2014 “IBNR factors” that were applied to premiums earned for each line of business. Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations. The selected trends are based on an analysis of industry and Company loss data.
The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns. Implicit in this assumption is that future IBNR claims emergence, relative to IBNR claims that have emerged following prior year-ends, will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves. The following table displays the impact that a five percent variance in future IBNR emergence from the projected level reflected in the December 31, 2014 IBNR factors would have on the Company’s results of operations. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the claims were reported. A variance in future IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in future IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a five percent variance in future IBNR emergence from frequency and severity trends underlying rate adequacy adjustments
Personal auto liability	$(45)	to	$45
Commercial auto liability	(257)	to	257
Auto physical damage	(25)	to	25
Workers' compensation	(497)	to	497
Other liability	(1,461)	to	1,461
Property	(99)	to	99
Homeowners	(18)	to	18
All Other	(36)	to	36

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

Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
Personal auto liability	$(31)	to	$31
Commercial auto liability	(195)	to	195
Auto physical damage	(27)	to	27
Workers' compensation	(237)	to	237
Other liability	(673)	to	673
Property	(144)	to	144
Homeowners	(66)	to	66
All Other	(33)	to	33

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

One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2014 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
Personal auto liability	$(123)	to	$121
Commercial auto liability	(925)	to	905
Auto physical damage	(14)	to	13
Workers' compensation	(5,856)	to	5,062
Other liability	(3,566)	to	3,309
Property	(177)	to	175
Homeowners	(28)	to	27

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

Line of business	After-tax impact on earnings from a five percent variance in future loss payments
Personal auto liability	$(382)	to	$345
Commercial auto liability	(2,342)	to	2,120
Auto physical damage	(135)	to	122
Workers' compensation	(3,662)	to	3,312
Other liability	(3,536)	to	3,200
Property	(966)	to	875
Homeowners	(149)	to	136
All Other	(104)	to	95

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

Line of business	After-tax impact on earnings from a five percent variance in individual case loss reserve adequacy
Personal auto liability	$(330)	to	$301
Commercial auto liability	(2,151)	to	1,945
Auto physical damage	(99)	to	88
Workers' compensation	(2,957)	to	2,677
Other liability	(2,992)	to	2,706
Property	(1,045)	to	945
Homeowners	(145)	to	131
All Other	(106)	to	95

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

Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
Personal auto liability	$(1)	to	$1
Commercial auto liability	(274)	to	274
Auto physical damage	(31)	to	31
Workers' compensation	(396)	to	396
Other liability	(1,279)	to	1,279
Property	(244)	to	244
Homeowners	(49)	to	49

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
The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses. The asbestos IBNR loss reserves were increased in each of the last seven years based on examinations of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which has deteriorated due to an increase in both paid losses and paid settlement expenses. Settlement expense payments have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases.
Environmental IBNR loss reserves are established in consideration of the implied three-year survival ratio. Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Reinsurance Segment
Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2014 and 2013.

	December 31, 2014
Line of business	Case	IBNR	Settlement expense	Total
Pro rata reinsurance:
Property and liability	$7,715	$799	$214	$8,728
Property	9,284	6,184	439	15,907
Crop	959	1,060	24	2,043
Liability	1,945	9,673	188	11,806
Marine/Aviation	7,563	13,609	238	21,410
Total pro rata reinsurance	27,466	31,325	1,103	59,894

Excess of loss reinsurance:
Property	34,391	17,402	1,077	52,870
Liability	28,903	53,078	3,046	85,027
Surety	19	—	41	60
Total excess of loss reinsurance	63,313	70,480	4,164	137,957
Total reinsurance segment	$90,779	$101,805	$5,267	$197,851

	December 31, 2013
Line of business	Case	IBNR	Settlement expense	Total
Pro rata reinsurance:
Property and liability	$5,223	$783	$141	$6,147
Property	8,645	8,878	477	18,000
Crop	1,407	1,055	28	2,490
Liability	957	6,138	101	7,196
Marine/Aviation	1,993	7,850	128	9,971
Total pro rata reinsurance	18,225	24,704	875	43,804

Excess of loss reinsurance:
Property	27,802	16,812	1,013	45,627
Liability	31,004	60,014	3,004	94,022
Surety	646	274	50	970
Total excess of loss reinsurance	59,452	77,100	4,067	140,619
Total reinsurance segment	$77,677	$101,804	$4,942	$184,423

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
At December 31, 2014, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.
At December 31, 2014, there was no backlog in the processing of assumed reinsurance information. Approximately $129,143, or 65 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess of loss contracts. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.
Carried reserves established in addition to those reported by the ceding companies totaled approximately $68,708 at December 31, 2014. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for the small IBNR loss reserve established to cover the one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB. Employers Mutual rarely records additional case loss reserves.

Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $101,805 and $101,804 at December 31, 2014 and 2013, respectively, and accounted for approximately 51 percent and 55 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2014 would equate to $3,300, net of tax, which represents 11.0 percent of the net income reported for 2014 and 0.7 percent of stockholders’ equity.
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
The after-tax impact on the Company’s earnings under each scenario is as follows:

	Reinsurance segment
	MRB			HORAD
(1) Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(488)	to	$442	$(5,357)	to	$5,010

(2) One percent variance in the implicit annual claims inflation rate	(854)	to	769	(3,101)	to	2,850

(3) Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(337)	to	337	(2,705)	to	2,705

(4) Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(491)	to	491	(3,166)	to	3,166

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
Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2014.

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
Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the pool participants are defending approximately 1,849 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Claims activity associated with eight policyholders dominates the pool participants’ asbestos claims, representing an aggregate 1,796 lawsuits with 4,068 claimants. Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2014, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $7,294 (primarily settlement expenses). The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Settlement expense payments associated with this former policyholder have increased significantly since 2008 and have been the primary driver behind recently implemented reserve increases. The primary cause of this increase in paid settlement expenses is the retention of a national coordinating counsel in 2008 due to this former policyholder’s exposure in numerous jurisdictions. The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. Approximately 690 asbestos exposure claims associated with this former policyholder remain open. Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall expenses.
The pool participants are defending approximately 80 claim files as a result of lawsuits alleging “silica” exposure in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis). Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.
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
The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana. Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties. Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations. As of December 31, 2014, all Methyl Tertiary Butyl Ether (“MTBE”) claims related to the pool participants’ policyholders had been dismissed.
During 2009, the Company completed a comprehensive policy search and coverage review, and began defending (pursuant to policies issued 1969-1975) a lawsuit filed against a municipalities’ sewerage commission in United States District Court in Wisconsin in 2008. The Company has a joint defense agreement with two other companies, but currently retains the majority share. The lawsuit is potentially one of the largest CERCLA actions pending against numerous parties in the United States and seeks in excess of $1.5 billion from the defendants. The pool participants reached a tentative settlement with the insured and issued payment for approximately $625 (the Company’s share) during 2014, but continues to wait for final court approval of the settlement.
The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.
At December 31, 2014, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $9,420, which represents 1.4 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $5,071 of case loss reserves, $2,556 of IBNR loss reserves and $1,793 of bulk settlement expense reserves. Ceded reinsurance on these reserves totaled $124. Loss and settlement expense reserves were increased in 2014 because of deterioration in the implied survival ratio.
The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the pool participants’ manufacturing clients, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2014, 40 of these claims were reported to the pool participants.

The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors. Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. Newly reported construction defect claims numbered 385, 232 and 209 in 2014, 2013 and 2012, respectively, and produced incurred losses and paid settlement expenses of approximately $2,883, $5,066 and $2,008 in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $3,874 in 2014. At December 31, 2014, the Company carried case loss reserves of approximately $4,212 on 389 open construction defect claims.
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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2014, 2013 and 2012:

	Property and casualty insurance segment			Reinsurance segment
	Case	IBNR	Settlement expense	Case	IBNR	Settlement expense
Reserves at:
December 31, 2014
Asbestos	$4,725	$1,363	$1,624	$131	$281	$—
Environmental	92	297	169	123	615	—
Products[1]	7,416	5,643	6,902	—	—	—
Casualty excess[2]	—	—	—	27,992	52,935	2,971
December 31, 2013
Asbestos	$4,737	$1,375	$1,502	$104	$324	$—
Environmental	311	400	164	136	591	—
Products[1]	7,112	5,428	6,285	—	—	—
Casualty excess[2]	—	—	—	28,976	59,994	2,943
December 31, 2012
Asbestos	$3,778	$1,834	$1,711	$99	$353	$—
Environmental	237	572	121	67	660	—
Products[1]	6,044	5,309	5,212	—	—	—
Casualty excess[2]	—	—	—	27,759	52,127	2,730

Paid during:
2014
Asbestos	$624		$960	$16		$—
Environmental	197		36	(11)		(1)
Products[1]	1,465		1,876	—		—
Casualty excess[2]	—		—	8,091		1,589
2013
Asbestos	$1,030		$1,212	$23		$—
Environmental	19		87	—		—
Products[1]	1,737		2,304	—		—
Casualty excess[2]	—		—	7,766		1,249
2012
Asbestos	$468		$1,585	$32		$—
Environmental	—		87	1		—
Products[1]	1,768		3,065	—		—
Casualty excess[2]	—		—	6,291		1,227
1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2014, 2013 and 2012:

	Asbestos	Environmental	Products
2014
Open claims at year-end	4,267	3	112
Reported	516	—	141
Disposed	521	2	123

2013
Open claims at year-end	4,272	5	94
Reported	415	—	448
Disposed	612	—	461

2012
Open claims at year-end	4,469	5	107
Reported	363	—	414
Disposed	4,748	2	411

Variability of loss and settlement expense reserves
The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time the reserves are established. During each quarter, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves as of the preceding quarter-end. All reserves are reviewed with the exception of reserves for involuntary workers’ compensation pools, which are set by the National Council on Compensation Insurance (NCCI) and are assumed to be adequate (the impact of potential variability of this segment on overall reserve adequacy is considered immaterial). Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2014 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance. The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance, and contain a small number of adjustments from the statutory-basis amounts presented here. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
	High	Low	Carried	Reserves at high	Reserves at low
Property and casualty insurance segment	$450,638	$406,244	$444,909	$(3,724)	$25,132
Reinsurance segment	194,761	154,449	194,290	(306)	25,897
	$645,399	$560,693	$639,199	$(4,030)	$51,029

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At December 31, 2014 the Company had no securities priced solely from broker quotes (seven at December 31, 2013). At December 31, 2013 all of these securities were reported as Level 2 fair value measurements due to the broker quote prices approximating the Company's price estimates obtained by applying pricing techniques with observable inputs.
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

3.
Comparison of the prices reported by the independent pricing source to prices from the Company’s investment custodian. It should be noted that the independent pricing source used by the Company is often the same source used by the Company’s investment custodian, thus limiting the confidence gained from this validation technique.

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

Deferred policy acquisition costs and related amortization
Acquisition costs, consisting of commissions, premium taxes, and salary and benefit expenses of employees directly involved in the underwriting of insurance policies that are successfully issued, are deferred and amortized to expense as premium revenue is recognized. Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The methodology followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned. The anticipated losses and settlement expenses are based on the segment’s projected loss and settlement expense ratios for the next twelve months, which include provisions for anticipated catastrophe and storm losses based on historical results adjusted for recent trends. Utilizing these projections, deferred policy acquisition costs for the property and casualty insurance segment and the reinsurance segment were not subject to limitation at December 31, 2014. Based on an analysis performed by management, the actuarial projections of the expected loss and settlement expense ratios for the next twelve months would have needed to increase 20.1 percentage points in the property and casualty insurance segment and 5.6 percentage points in the reinsurance segment before deferred policy acquisition costs would have been subject to limitation. Such increases in the expected loss and settlement expense ratios would likely be driven by many factors, including higher provisions for anticipated catastrophe and storm losses.

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
The net periodic pension and postretirement benefit costs, as well as the prepaid assets and liabilities of these plans, are determined by actuarial valuations. Inherent in these valuations are key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, and the rate of future compensation increases (pension plans only). Due to the planned conversion of the postretirement health care plan to an Employers Mutual-funded Health Reimbursement Arrangement (HRA) effective January 1, 2015, an assumption for the health care cost trend rate is no longer necessary. The assumptions used in the actuarial valuations are updated annually. Material changes in the net periodic pension and postretirement benefit costs may occur in the future due to changes in these assumptions or changes in other factors, such as the number of plan participants, the level of benefits provided, asset values and applicable legislation or regulations.
The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension benefit obligation valuations at December 31, 2014, 2013 and 2012 were 3.57 percent, 4.17 percent and 3.24 percent, respectively. The discount rates used in the postretirement benefit obligation valuations at December 31, 2014, 2013 and 2012 were 4.04 percent, 4.71 percent and 4.03 percent, respectively. The discount rates used in the pension and postretirement benefit obligation valuations are also used in the calculation of the net periodic benefit costs for the subsequent year. A 0.25 percentage point decrease in the discount rates used in the 2014 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2015 by approximately $97. Conversely, a 0.25 percentage point increase in the 2014 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2015 by approximately $91.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the calculation of the net periodic pension benefit costs for the years ended December 31, 2014 and 2013 was 7.25 percent. The expected long-term rate of return on plan assets used in the calculation of the net periodic postretirement benefit costs for the years ended December 31, 2014 and 2013 was 6.75 percent and 6.50 percent, respectively. The expected rate of return on plan assets to be used in the calculation of the 2015 net periodic benefit costs for the pension and postretirement benefit plans will be 7.00 percent and 6.50 percent, respectively. The actual rate of return earned on plan assets during 2014 was approximately 5 percent for the pension plan and 7 percent for the postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the expected long-term rate of return assumption for 2015 would change the Company’s net periodic pension and postretirement benefit costs by approximately $269. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2014, all of the benefit plans had accumulated actuarial losses in excess of the corridor that will be partially amortized into expense in 2015. The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2015 amounts to $1,135. Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods of the participants. As of December 31, 2014, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the qualified defined benefit pension plan has prior service costs that are being amortized into expense in future periods. The net amount of prior service credit being amortized into income during 2015 is $3,307.
In accordance with GAAP, the funded status of defined benefit pension and other postretirement plans is recognized as an asset or liability on the balance sheet. Changes in the funded status of the plans are recognized through other comprehensive income.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three years ended December 31, 2014 are as follows:

	Year ended December 31,
	2014	2013	2012
Property and casualty insurance
Premiums earned	$422,381	$392,719	$357,139
Losses and settlement expenses	298,033	260,917	233,892
Acquisition and other expenses	136,657	142,237	131,454
Underwriting loss	$(12,309)	$(10,435)	$(8,207)

Loss and settlement expense ratio	70.6%	66.4%	65.5%
Acquisition expense ratio	32.3%	36.3%	36.8%
Combined ratio	102.9%	102.7%	102.3%

Losses and settlement expenses:
Insured events of current year	$306,143	$268,198	$246,949
Decrease in provision for insured events of prior years	(8,110)	(7,281)	(13,057)

Total losses and settlement expenses	$298,033	$260,917	$233,892

Catastrophe and storm losses	$40,226	$37,262	$34,372

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

	Year ended December 31,
	2014	2013	2012
Reported amount of favorable development experienced on prior years' reserves	$(8,110)	$(7,281)	$(13,057)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	2,151	6,526	(4,551)
Approximation of the implied amount of favorable development that had an impact on earnings	$(5,959)	$(755)	$(17,608)

	Year ended December 31,
	2014	2013	2012
Reinsurance
Premiums earned	$118,341	$122,787	$101,707
Losses and settlement expenses	87,441	72,370	69,496
Acquisition and other expenses	28,715	29,109	22,370
Underwriting profit	$2,185	$21,308	$9,841

Loss and settlement expense ratio	73.9%	58.9%	68.3%
Acquisition expense ratio	24.3%	23.7%	22.0%
Combined ratio	98.2%	82.6%	90.3%

Losses and settlement expenses:
Insured events of current year	$100,123	$77,874	$82,172
Decrease in provision for insured events of prior years	(12,682)	(5,504)	(12,676)

Total losses and settlement expenses	$87,441	$72,370	$69,496

Catastrophe and storm losses	$17,025	$11,316	$19,088

	Year ended December 31,
	2014	2013	2012
Consolidated
REVENUES
Premiums earned	$540,722	$515,506	$458,846
Net investment income	46,465	43,022	44,145
Realized investment gains	4,349	8,997	8,017
Other income	2,931	460	834
	594,467	567,985	511,842
LOSSES AND EXPENSES
Losses and settlement expenses	385,474	333,287	303,388
Acquisition and other expenses	165,372	171,346	153,824
Interest expense	337	384	900
Other expense	2,377	2,115	2,097
	553,560	507,132	460,209

Income before income tax expense	40,907	60,853	51,633
Income tax expense	10,915	17,334	13,667
Net income	$29,992	$43,519	$37,966

Net income per share	$2.23	$3.33	$2.95

Loss and settlement expense ratio	71.3%	64.7%	66.1%
Acquisition expense ratio	30.6%	33.2%	33.5%
Combined ratio	101.9%	97.9%	99.6%

Losses and settlement expenses:
Insured events of current year	$406,266	$346,072	$329,121
Decrease in provision for insured events of prior years	(20,792)	(12,785)	(25,733)

Total losses and settlement expenses	$385,474	$333,287	$303,388

Catastrophe and storm losses	$57,251	$48,578	$53,460

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

	Year ended December 31,
	2014	2013	2012
Reported amount of favorable development experienced on prior years' reserves	$(20,792)	$(12,785)	$(25,733)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	2,151	6,526	(4,551)
Approximation of the implied amount of favorable development that had an impact on earnings	$(18,641)	$(6,259)	$(30,284)

Year ended December 31, 2014 compared to year ended December 31, 2013
The Company reported net income of $29,992 ($2.23 per share) in 2014 compared to $43,519 ($3.33 per share) in 2013.  Both the property and casualty insurance segment and the reinsurance segment produced underwriting profits in the fourth quarter of 2014, providing a strong finish to a somewhat challenging year. Although net income was down in 2014, the Company benefited from improved premium rate adequacy in the property and casualty insurance segment, an increase in investment income stemming from a larger invested asset base and a significant increase in dividend income, as well as a significant reduction in the amount of net periodic pension and postretirement benefit costs allocated to the Company. These favorable conditions are expected to continue to benefit the Company in 2015.

Premium income
Premiums earned increased 4.9 percent to $540,722 in 2014 from $515,506 in 2013.  The increase is attributable to the property and casualty insurance segment, as the reinsurance segment experienced a decline in premium income due to a reduction in the amount of earned but not reported (EBNR) premiums recognized on pro rata contracts at December 31, 2014. The majority of the increase in the property and casualty insurance segment's premiums is from rate level increases on renewal business and growth in insured exposures.  Management continues to implement premium rate increases in the property and casualty insurance segment, but the level of rate increases has declined steadily during 2014. Premium rate levels in the reinsurance market declined during 2014, but those declines did not have a significant impact on the reinsurance segment's operations since the majority of its reinsurance contracts renewed in the beginning of the year.
Premiums earned for the property and casualty insurance segment increased 7.6 percent to $422,381 in 2014 from $392,719 in 2013.  The increase is primarily associated with renewal business, which increased seven percent during 2014 due to a combination of rate level increases, and to a lesser extent, growth in insured exposures. Renewal rates increased approximately 4.5 percent in commercial lines of business and 3.5 percent in personal lines during 2014, though it should be noted that the level of rate increases slowed as the year progressed, and this trend is expected to continue through 2015. The pool participants have not implemented broad-based rate level increases across the entire book of business, but have instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach has allowed the property and casualty insurance segment to retain its core book of business, while working to improve underwriting margins.  While renewal rates for personal lines of business increased, written premiums were down due to an intentional reduction in policy count to lessen exposure concentrations. During 2014, the overall policy retention rate continued to be strong at 85.9 percent (commercial lines at 86.7 percent and personal lines at 84.8 percent), which is slightly higher than the retention rate at the end of 2013.  Although new business continues to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums, the pool participants were able to capitalize on some new business opportunities outside of the core Midwest market to further diversify into areas less prone to weather-related events, while at the same time staying consistent with the industry and line of business mix of the existing book of business.  New business in the Northwest, Southwest and Southeast parts of the United States grew, and is generally expected to continue to grow, at a slightly faster pace than other regions. New business premium increased six percent in the commercial lines of business (corresponding policy count was down), while personal lines new business premium was down six percent.
Premiums earned for the reinsurance segment declined 3.6 percent to $118,341 in 2014 from $122,787 in 2013. This decline was not caused by rate level decreases or a loss of business, but rather is generally attributed to a $7,733 reduction in the amount of EBNR premiums recognized on pro rata contracts in 2014, as discussed below. Without this reduction, earned premiums would have increased approximately 2.7 percent in 2014 due to growth in existing accounts and the addition of some new business. As previously reported, the premium recognition period of two large facility contracts in the property line of business was changed during the third quarter after it was determined that the vast majority of the underlying risks do not attach until January 1, 2015, or later. During the fourth quarter, the premium recognition period of all remaining pro rata contracts was reviewed on a contract-by-contract basis, and it was determined that the total amount of EBNR premiums established for those contracts, also primarily in the property line of business, should be reduced. The total of these corrections, which was partially offset by an increase in EBNR premiums in the marine line of business due to a difference in the timing of reports received from a ceding company, resulted in the reduction in EBNR premiums noted above. The reduction in EBNR premiums did not have a material impact on 2014 net income because corresponding corrections were made to IBNR loss reserves, commission expense reserves and the cost of the excess of loss reinsurance protection. These corrections do not impact the ultimate amount of premiums that will be earned.

The growth in existing accounts noted above primarily occurred in a pro rata casualty account first written in 2013. Premium growth was limited by a decline in rate levels for catastrophe excess of loss business (which comprises approximately 20 percent of the reinsurance segment's book of business). Rates-on-line for catastrophe excess of loss business declined approximately seven to eight percent during the January 1, 2014 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased by ceding companies.  Other trends noted during the January 1, 2014 renewal season included the liberalization of contract terms generally favorable to the buyer, including, but not limited to, an expansion of the hours clause (which provides a longer time period for losses to be attributed to a named catastrophic event); expansion of terrorism coverage to include, in many contracts, all acts other than nuclear, biological, chemical and radiation; and multi-year commitments on pricing. Premiums earned for 2014 reflect a reduction in the cost of the excess of loss reinsurance protection provided by Employers Mutual, from 9.0 percent of total assumed reinsurance premiums written in 2013 to 8.0 percent in 2014.
Effective January 1, 2013, Church Mutual became a member of the MRB underwriting association.  As a result, Employers Mutual became a one-fifth participant in MRB, down from its previous one-fourth participation.  In connection with Employers Mutual’s decreased participation in MRB, the reinsurance segment recorded a $585 portfolio adjustment decrease in premiums written in the first quarter of 2013. This portfolio adjustment did not affect earned premium since there was a corresponding decrease in unearned premiums.  Nine percent of this amount ($53) was recorded as a reduction in the cost of the excess of loss coverage provided by Employers Mutual, and the reinsurance segment recognized $223 of negative commission allowance (commission income) to compensate for the acquisition costs incurred to generate the business ceded to Church Mutual.

Losses and settlement expenses
Losses and settlement expenses increased 15.7 percent to $385,474 in 2014 from $333,287 in 2013, and the loss and settlement expense ratio increased to 71.3 percent in 2014 from 64.7 percent in 2013.  Both segments experienced increases in their loss and settlement expense ratios during 2014, but the increase was especially large in the reinsurance segment due to increases in both loss severity and catastrophe and storm losses, and the unusually low loss and settlement expense ratio reported for 2013. The improved premium rate adequacy achieved over the past several years helped reduce the impact that the elevated level of losses would have otherwise had on the loss and settlement expense ratios. The actuarial analysis of the Company’s carried reserves at December 31, 2014 indicates that the level of reserve adequacy is consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of underwriting results between the current and prior accident years.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 70.6 percent in 2014 from 66.4 percent in 2013.  The primary reasons for the higher ratio in 2014 include an increase in large losses, which the Company defines as losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses, and a decline in the performance of the core book of business (excluding catastrophe and storm losses, large losses and development on prior years' reserves). Large losses accounted for 8.4 percentage points of the loss and settlement expense ratio in 2014, compared to 5.7 percentage points in 2013.  The increase in large losses is primarily attributed to liability losses in the commercial auto line of business, and to a lesser extent, fire-related losses in the commercial property line of business. There are several factors contributing to the decline in the performance of the core book of business, including the severe winter weather losses experienced in the first quarter, and increases in loss severity in the commercial auto, commercial property and homeowners' lines of business. Many of the first quarter severe winter weather losses were not classified as catastrophe and storm losses because cold weather events are generally not assigned an occurrence code by the Property & Liability Resource Bureau (PLRB); however, losses attributed to the polar vortex that impacted the eastern United States in early January were classified as catastrophe and storm losses because the PLRB assigned an occurrence code to that event. Catastrophe and storm losses accounted for 9.5 percentage points of the loss and settlement expense ratios in both 2014 and 2013, which approximates the most recent 10-year average of 9.7 percentage points. The large losses amount reported for 2014 includes $1,500 of damages to two home office buildings owned by the Company's parent, Employers Mutual, that resulted from a fire at an adjacent building under renovation. At the time of the loss, Employers Mutual was self-insured for the first $5,000 of loss to its campus, and the loss was subject to the EMC Insurance Companies' inter-company pooling agreement.
The property and casualty insurance segment's loss and settlement expense ratios for 2014 and 2013 reflect $5,959 (1.4 percent of earned premiums) and $755 (0.2 percent of earned premiums), respectively, of implied favorable development on prior years' reserves that had an impact on earnings (implied favorable development). The implied favorable development amounts exclude $2,151 and $6,526, respectively, of favorable development included in the reported amounts of favorable development for 2014 and 2013 that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years, and therefore had no impact on net income. Net income is only impacted by changes in the total amount of carried reserves.

The loss and settlement expense ratio for the reinsurance segment increased to 73.9 percent in 2014 from 58.9 percent in 2013.  While this increase is significant, it is important to note that the 2013 ratio was unusually low. The increase is primarily attributed to an increase in catastrophe and storm losses, as well as loss severity. Catastrophe and storm losses contributed 14.4 percentage points to the 2014 loss and settlement expense ratio, compared to 9.2 percentage points in 2013. The most significant loss event was a severe Midwest storm that slightly exceeded the $4,000 retention amount under the excess of loss agreement. The increase in loss severity is attributed to a number of fire losses, as well as some snow and ice collapse incidents. Favorable development on prior years’ reserves increased substantially during 2014, primarily due to a reduction in the amount of IBNR loss reserves carried for accident years 2010 and prior because the amount previously carried was no longer indicated in the actuarial analysis. The total amount of IBNR loss reserves carried at December 31, 2014 declined in conjunction with the decline in EBNR premiums noted above, however, this did not produce any meaningful impact on the loss and settlement expense ratio.

Acquisition and other expenses
Acquisition and other expenses decreased 3.5 percent to $165,372 in 2014 from $171,346 in 2013.  The acquisition expense ratio decreased to 30.6 percent in 2014 from 33.2 percent in 2013.  The decrease in the acquisition expense ratio is primarily attributed to large declines in the amount of net periodic pension and postretirement benefit costs allocated to the Company, as well as declines in contingent commission and policyholder dividend expenses, and an overall improvement in premium rate adequacy. Net periodic pension benefit cost declined to $680 in 2014, from $3,013 in 2013. This decrease reflects an increase in the expected return on plan assets, due to an increase in plan assets, and a decline in the amount of net actuarial loss amortized into expense. Net periodic postretirement benefit cost changed significantly as a result of the plan amendment that was announced in the fourth quarter of 2013. The Company recognized net periodic postretirement benefit income of $3,083 in 2014, compared to net periodic postretirement benefit expense of $2,912 in 2013. The Company will be allocated approximately $1,683 of net periodic pension benefit cost and $3,047 of net periodic postretirement benefit income in 2015. The plan amendment created a large prior service credit that is being amortized into benefit expense over a period of 10 years. In addition, the service cost and interest cost components of the revised plan's net periodic benefit cost are significantly lower than those of the prior plan.
For the property and casualty insurance segment, the acquisition expense ratio decreased to 32.3 percent in 2014 from 36.3 percent in 2013.  As mentioned above, this decrease is primarily attributed to the large decline in retirement benefit expenses and, to a lesser extent, declines in policyholder dividend and contingent commission expenses and an increase in premium income. During 2014, the property and casualty insurance segment was allocated $2,341 of net periodic benefit income for the pension and postretirement benefit plans, compared to $5,701 of net periodic benefit expense during the same period in 2013.
For the reinsurance segment, the acquisition expense ratio increased to 24.3 percent in 2014 from 23.7 percent in 2013.  During the first quarter of 2013, the reinsurance segment recognized a $223 negative commission allowance in conjunction with the addition of Church Mutual to the MRB underwriting association.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105 during the first quarter of 2013. The total amount of commission expense reserves carried at December 31, 2014 declined in conjunction with the decline in EBNR premiums noted above, however, this did not produce any meaningful impact on the acquisition expense ratio.

Investment results
Net investment income increased 8.0 percent to $46,465 in 2014 from $43,022 in 2013.  The increase reflects a higher average invested balance in fixed maturity securities and an increase in dividend income; however, the early payoff of a commercial mortgage-backed security during the first quarter of 2014 that was purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income, also added to the increase. Current interest rate levels remain below the average coupon rate of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly to 3.9 percent at December 31, 2014 from 4.0 percent at December 31, 2013.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, decreased to 4.6 at December 31, 2014 from 5.7 at December 31, 2013, reflecting the decline in interest rates that occurred during 2014. The Company’s equity security holdings produced dividend income of $6,007 in 2014 compared to $4,619 in 2013.

The Company reported net realized investment gains of $4,349 in 2014 compared to $8,997 in 2013.  Included in the 2014 amount is $2,846 of realized losses attributed to the decline in the carrying value of a limited partnership that the Company invested in during the first quarter of 2014 to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). Also contributing to the decline in net realized investment gains was the fact that during the fourth quarter of 2013 the Company took advantage of the outsized equity returns that occurred during the year by selling some stocks.  The Company recognized "other-than-temporary" impairment losses of $878 and $63 during 2014 and 2013, respectively.

Other income and interest expense
Included in other income is foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had a foreign currency exchange gain of $2,180 in 2014 compared to a foreign currency exchange loss of $366 in 2013. The decline in interest expense during 2014 is due to a reduction in the interest rate on the property and casualty insurance segment's outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.

Income tax
Income tax expense decreased 37.0 percent to $10,915 in 2014 from $17,334 in 2013.  The effective tax rate for 2014 was 26.7 percent, compared to 28.5 percent in 2013. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

Year ended December 31, 2013 compared to year ended December 31, 2012
The Company reported net income of $43,519 ($3.33 per share) in 2013 compared to $37,966 ($2.95 per share) in 2012.  The reinsurance segment produced exceptionally good results in 2013, and the property and casualty insurance segment's results were in line with expectations. The increase in net income was primarily attributed to an overall increase in premium rate adequacy in 2013 as a result of the rate level increases implemented during 2012 and 2013. High-single-digit rate level increases in the property and casualty insurance segment outpaced the industry average and the increase in loss costs. The Company continued to seek good opportunities for new business in the Northwest, Southwest and Southeast parts of the United States. This growth outside of the Company's core market in the Midwest, if achieved, will help diversify the Company's book of business geographically, while maintaining the current industry and line-of-business mix.

Premium income
Premiums earned increased 12.3 percent to $515,506 in 2013 from $458,846 in 2012.  In the property and casualty insurance segment, the majority of the increase was attributable to rate level increases on renewal business and growth in insured exposures on existing accounts.  In the reinsurance segment, the increase was attributable to a large increase in the amount of premiums earned on the offshore energy and liability proportional account, moderate rate level increases and the addition of some new business.  Premium rates in the property and casualty insurance market were expected to continue to rise in 2014, though at a somewhat lower level than seen during 2013. Premium rates in the reinsurance market were expected to decline during 2014, especially for catastrophe excess business; however, this business only accounted for approximately 20 percent of the reinsurance segment's total book of business. Despite the decline in premium rate levels, premium income for the reinsurance segment was expected to grow in 2014, but at a more modest level than 2013.

Premiums earned for the property and casualty insurance segment increased 10.0 percent to $392,719 in 2013 from $357,139 in 2012.  The increase in premiums earned was primarily associated with renewal business, which increased nine percent, and reflected a combination of rate level increases, growth in insured exposures and an increase in retained policies. Renewal rates across both commercial and personal lines of business increased approximately seven percent during 2013, and were expected to continue to rise in 2014, though at a lower level.  The pool participants did not implement broad-based rate level increases across the entire book of business, but had instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach allowed the property and casualty insurance segment to retain its core book of business, while improving underwriting margins.  While renewal rates for personal lines of business increased, premiums were down slightly due to an intentional reduction in policy count to lessen exposure concentrations.  Due to the decrease in personal lines policy count and the continued emphasis on rate increases, overall policy retention declined slightly during 2013, but remained strong at 85.0 percent (commercial lines at 86.3 percent and personal lines at 83.5 percent).  New business continued to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums.  New business premium increased eight percent in the commercial lines of business (policy count increased one percent), but total new business premium only increased six percent due to a significant decline in personal lines new business premium.
Premiums earned for the reinsurance segment increased 20.7 percent to $122,787 in 2013 from $101,707 in 2012.  The increase was primarily attributed to a large increase in the amount of premiums earned on the offshore energy and liability proportional account, moderate rate level increases implemented during the January 1 renewal season, and the addition of some new business.  Premiums earned during 2013 reflected a reduction in the cost of the excess of loss coverage provided by Employers Mutual from 10.0 percent of total assumed reinsurance premiums written in 2012 to 9.0 percent in 2013; however, the total amount of premiums ceded to Employers Mutual for this coverage increased due to a large increase in assumed reinsurance premiums written.
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

Losses and settlement expenses
Losses and settlement expenses increased 9.9 percent to $333,287 in 2013 from $303,388 in 2012, but the loss and settlement expense ratio decreased to 64.7 percent in 2013 from 66.1 percent in 2012.  The decrease in the loss and settlement expense ratio was attributed to an overall improvement in rate adequacy, as well as a decline in catastrophe and storm losses; however, these improvements were partially offset by a decline in favorable development on prior years' reserves. Development amounts can vary significantly from year to year depending on a number of factors, including the number of claims settled and the settlement terms, and should therefore not be considered a reliable factor in assessing the adequacy of the Company's carried reserves. The actuarial analysis of the Company's carried reserves as of December 31, 2013 indicated that the level of reserve adequacy was consistent with other recent evaluations.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 66.4 percent in 2013 from 65.5 percent in 2012.  This increase was primarily attributed to a decline in the implied amount of favorable development on prior years' reserves that had an impact on earnings, which totaled $755 (0.2 percent of earned premiums) in 2013 compared to $17,608 (4.9 percent of earned premiums) in 2012. The lower amount of favorable development in 2013 was primarily attributed to unfavorable outcomes on a few large prior year claims. The implied amounts of favorable development that had an impact on earnings did not include $6,526 of favorable development in 2013 and $4,551 of adverse development in 2012 that were included in the reported amounts of favorable development, because these amounts resulted solely from changes in the allocation of bulk reserves between the current and prior accident years, and therefore did not have an impact on earnings. Earnings are only impacted by changes in the total amount of carried reserves. The increase in the loss and settlement expense ratio was mitigated by an improvement in overall premium rate adequacy. Excluding the impact of catastrophe and storm losses, large losses, and related development, claims frequency increased 0.6 percent, and claims severity increased 2.9 percent during 2013. As a result, the increase in loss costs was more than offset by the rate level increases implemented during the year. Catastrophe and storm losses, while higher in amount, declined as a percentage of premiums earned (9.5 percentage points in 2013, compared to 9.6 percentage points in 2012 and 9.4 percentage points for the most recent 10-year average). Large losses (which the Company defines as losses greater than $500 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses) increased to $22,240 in 2013 (5.7 percent of premiums earned) from $21,241 in 2012 (5.9 percent of premiums earned).
The loss and settlement expense ratio for the reinsurance segment decreased to 58.9 percent in 2013 from 68.3 percent in 2012.  This decrease was primarily attributed to significant declines in both crop reinsurance losses and catastrophe and storm losses; however, the impact of these declines on the loss and settlement expense ratio was partially offset by a decline in the amount of favorable development experienced on prior years' reserves. The decline in favorable development was primarily attributed to three factors. First, a large amount of favorable development was experienced in 2012 due to a reduction in the amount of IBNR reserves carried for the unusually large number of catastrophe and storm events that occurred in 2011. Second, reported losses associated with prior accident years were higher in 2013 than 2012. And third, the "expected loss ratios" used in the development methodologies applied to the 2012 contract year were somewhat lower than previous contract years due to an extensive actuarial study completed during 2012 (prior contract years' "expected loss ratios" were not adjusted). Carried reserves for the 2013 contract year were also established using the lower "expected loss ratios" produced by the new development methodology, and will continue to be used to establish carried reserves for subsequent contract years (pending actuarial review). This was expected to result in a decline in the amount of favorable development reported by the reinsurance segment in future years. Catastrophe and storm losses were above average in 2012, as the reinsurance segment had three events, including Superstorm Sandy, which exceeded the $4,000 retention amount under the excess of loss agreement. Losses from these three events totaled $23,722, with $12,000 retained by the reinsurance segment and the remaining $11,722 ($11,000 from Superstorm Sandy alone) ceded to Employers Mutual. During 2012, the reinsurance segment also incurred $6,057 of losses on U.S. multi-peril crop reinsurance programs that resulted from the severe drought conditions that existed in much of the United States. Because the losses from the crop reinsurance programs were not attributed to a specific event, they were not subject to the $4,000 cap on losses per event under the excess of loss agreement.

Acquisition and other expenses
Acquisition and other expenses increased 11.4 percent to $171,346 in 2013 from $153,824 in 2012.  However, the acquisition expense ratio decreased to 33.2 percent in 2013 from 33.5 percent in 2012.  The increase in acquisition expenses was primarily attributed to an increase in commission expense (including contingent commissions) and policyholder dividend expense; however, the acquisition expense ratio declined due to the increase in premium income. The decrease in the acquisition expense ratio was limited somewhat by a large negative commission adjustment recorded in the reinsurance segment during the first quarter of 2012 in connection with the cancellation of a large MRB account.
For the property and casualty insurance segment, the acquisition expense ratio decreased to 36.3 percent in 2013 from 36.8 percent in 2012.  This decrease was primarily attributed to the increase in premium income; however, the decrease was somewhat limited by higher policyholder dividend expense, and to a lesser extent, higher contingent commission expense. The higher policyholder dividend expense was produced by large increases in a few safety dividend groups that experienced improved underwriting results in 2013.

For the reinsurance segment, the acquisition expense ratio increased to 23.7 percent in 2013 from 22.0 percent in 2012.  The increase was primarily attributed to the combination of higher contingent commission expense and a $1,362 negative commission allowance recorded in the first quarter of 2012 in connection with the cancellation of a large MRB account. However, a portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $654 during the first quarter of 2012. During the first quarter of 2013, the reinsurance segment recognized a $223 negative commission allowance in conjunction with the addition of Church Mutual to MRB.  A portion of this negative commission allowance was offset by the amortization of the related deferred policy acquisition cost asset, resulting in an immediate expense reduction of approximately $105 during the first quarter of 2013.  The higher contingent commission expense was largely from new contracts that carry contingent commission provisions. The increase in premium income helped mitigate the impact that the increased expenses had on the acquisition expense ratio.

Investment results
Net investment income decreased 2.5 percent to $43,022 in 2013 from $44,145 in 2012.  This decline was primarily attributed to the prolonged low interest rate environment, but was mitigated by considerable growth in the fixed maturity portfolio, strong dividend earnings on the equity portfolio, and a slight increase in interest rates. Interest rate levels remained below the average coupon rate of the fixed maturity portfolio, and would therefore likely limit future growth in net investment income. It should be noted that the decline in investment income reported for 2013 reflected a $160 increase in the amount of funds received from settlements of securities litigation.  Excluding this amount from the calculation, the decline in investment income would have been 2.9 percent. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly to 4.03 percent at December 31, 2013 from 4.23 percent at December 31, 2012.  Management was actively pursuing ways to minimize the decline in investment income without increasing overall risk, such as the implementation of the new equity strategy in 2012 that emphasized dividend income (see discussion below).  The effective duration of the fixed maturity portfolio, excluding interest-only securities, increased to 5.65 at December 31, 2013 from 4.20 at December 31, 2012. Duration extended as interest rates rose during 2013.
At the end of the first quarter of 2012, management reinvested approximately $35,000 from the core equity portfolio and $10,000 of cash into a new equity portfolio with an emphasis on dividend income.  In addition to a higher dividend return, this new equity strategy was expected to have less price volatility than the overall market.  The Company’s equity security holdings produced dividend income of $4,619 in 2013 and $3,852 in 2012.
The Company reported net realized investment gains of $8,997 in 2013 compared to $8,017 in 2012.  During the fourth quarter of 2013, the Company took advantage of the outsized equity returns realized during the year by selling some stocks. The Company experienced an unusually large amount of realized investment gains in the first quarter of 2012, primarily from the sale of securities from the core equity portfolio to fund the new equity portfolio that emphasized dividend income.

Other income and interest expense
Included in other income was foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $366 and $25 in 2013 and 2012, respectively. The decline in interest expense during 2013 was due to a reduction in the interest rate on the property and casualty insurance segment's outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.

Income tax
Income tax expense increased 26.8 percent to $17,334 in 2013 from $13,667 in 2012.  The effective tax rate for 2013 was 28.5 percent, compared to 26.5 percent in 2012. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent was tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $91,815 in 2014, $86,833 in 2013 and $55,038 in 2012.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies. Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2015 without prior regulatory approval is approximately $45,480.  The Company received $378, $9,974 and $12,050 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $12,588, $11,275 and $10,439 in 2014, 2013 and 2012, respectively.
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
The Company maintains a portion of its investment portfolio in relatively short-term and highly liquid investments to ensure the availability of funds to pay claims and expenses.  A variety of maturities are maintained in the Company’s investment portfolio to assure adequate liquidity.  The maturity structure of the fixed maturity portfolio is also established by the relative attractiveness of yields on short, intermediate and long-term securities.  The Company does not invest in non-investment grade debt securities.  Any non-investment grade securities held by the Company are the result of rating downgrades subsequent to their purchase.
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2014 and 2013, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $30,870 and $11,968, respectively. The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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
The Company held $6,227 and $2,392 in minority ownership interests in limited partnerships and limited liability companies at December 31, 2014 and 2013, respectively.  During the first quarter of 2014, the Company invested $4,367 in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
The Company’s cash balance was $383 and $239 at December 31, 2014 and 2013, respectively.
Employers Mutual contributed $7,000, $14,000 and $15,000 to its qualified pension plan in 2014, 2013 and 2012, respectively, and plans to contribute approximately $7,000 to the qualified pension plan in 2015. The Company reimbursed Employers Mutual $2,161, $4,321 and $4,589 for its share of the pension contributions in 2014, 2013 and 2012, respectively. Employers Mutual contributed $500 and $1,500 to its postretirement benefit plans in 2013 and 2012, respectively, but did not make any contributions during 2014 and does not expect to make any contributions in 2015 due to the plan amendment that was announced during 2013. The Company reimbursed Employers Mutual $144 and $434 for its share of the postretirement benefit plan contributions in 2013 and 2012, respectively.

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2014.
The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2014, the Company’s insurance subsidiaries had total adjusted statutory capital of $454,799, which is well in excess of the minimum risk-based capital requirement of $73,243.
The Company’s total cash and invested assets at December 31, 2014 and 2013 are summarized as follows:

	December 31, 2014
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,080,006	$1,127,499	81.5%	$1,127,499
Equity securities available-for-sale	123,972	197,036	14.2	197,036
Cash	383	383	—	383
Short-term investments	53,262	53,262	3.9	53,262
Other long-term investments	6,227	6,227	0.4	6,227
	$1,263,850	$1,384,407	100.0%	$1,384,407

	December 31, 2013
	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,009,572	$1,027,984	81.8%	$1,027,984
Equity securities available-for-sale	113,835	169,848	13.5	169,848
Cash	239	239	—	239
Short-term investments	56,166	56,166	4.5	56,166
Other long-term investments	2,392	2,392	0.2	2,392
	$1,182,204	$1,256,629	100.0%	$1,256,629

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2014 were as follows:

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,574	$129	$—	$9,703
U.S. government-sponsored agencies	215,425	2,313	2,122	215,616
Obligations of states and political subdivisions	299,258	26,840	40	326,058
Commercial mortgage-backed	42,996	3,766	—	46,762
Residential mortgage-backed	100,296	1,402	3,745	97,953
Other asset-backed	14,798	1,213	6	16,005
Corporate	397,659	18,485	742	415,402
Total fixed maturity securities	1,080,006	54,148	6,655	1,127,499

Equity securities:
Common stocks:
Financial services	22,586	11,835	42	34,379
Information technology	15,755	11,110	—	26,865
Healthcare	14,673	12,179	—	26,852
Consumer staples	10,584	6,112	2	16,694
Consumer discretionary	11,304	11,420	33	22,691
Energy	15,837	7,458	432	22,863
Industrials	9,658	8,596	33	18,221
Other	11,493	4,563	—	16,056
Non-redeemable preferred stocks	12,082	617	284	12,415
Total equity securities	123,972	73,890	826	197,036
Total securities available-for-sale	$1,203,978	$128,038	$7,481	$1,324,535

The Company’s property and casualty insurance subsidiaries have $25,000 of surplus notes issued to Employers Mutual.  Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $337, $384 and $900 in 2014, 2013 and 2012, respectively.  At December 31, 2014, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2014.
As of December 31, 2014, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts covering the pool participants and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses, recoverable under the reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection, and to a lesser extent, paid losses and settlement expenses recoverable from the reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $354.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
The Company recorded “other-than-temporary” investment impairment losses totaling $878 on three securities (two equity securities and one fixed maturity security) during 2014, compared to $63 on three equity securities during 2013.
At December 31, 2014, the Company had unrealized losses on available-for-sale securities as presented in the following table.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and collateralization of fixed maturity securities. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2014.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $4,863, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2014.

	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$24,473	$94	$97,446	$2,028	$121,919	$2,122
Obligations of states and political subdivisions	—	—	3,757	40	3,757	40
Commercial mortgage-backed	1,102	—	—	—	1,102	—
Residential mortgage-backed	21,451	1,252	21,163	2,493	42,614	3,745
Other asset-backed	1,889	6	—	—	1,889	6
Corporate	16,740	281	28,257	461	44,997	742
Total fixed maturity securities	65,655	1,633	150,623	5,022	216,278	6,655
Equity securities:
Common stocks:
Financial services	1,162	9	187	33	1,349	42
Consumer staples	1,051	2	—	—	1,051	2
Consumer discretionary	822	33	—	—	822	33
Energy	4,298	432	—	—	4,298	432
Industrials	1,406	33	—	—	1,406	33
Non-redeemable preferred stocks	—	—	1,716	284	1,716	284
Total equity securities	8,739	509	1,903	317	10,642	826
Total temporarily impaired securities	$74,394	$2,142	$152,526	$5,339	$226,920	$7,481

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.

	Book value	Fair value	Gross unrealized loss
Due in one year or less	$—	$—	$—
Due after one year through five years	26,047	25,875	172
Due after five years through ten years	36,138	35,269	869
Due after ten years	113,288	111,419	1,869
Mortgage-backed securities	47,460	43,715	3,745
	$222,933	$216,278	$6,655

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2014, the Company held $7,768 of non-investment grade fixed maturity securities in a net unrealized gain position of $265.

Following is a schedule of gross realized losses recognized in 2014.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Other realized losses (1)	Total gross realized losses
	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$1	$—	$1
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	1,990	1,898	92	—	—	92
Subtotal, fixed maturity securities	1,990	1,898	92	1	—	93

Equity securities:
Three months or less	14,685	13,729	956	216	—	1,172
Over three months to six months	733	706	27	394	—	421
Over six months to nine months	355	281	74	—	—	74
Over nine months to twelve months	642	465	177	—	—	177
Over twelve months	1,594	1,101	493	267	—	760
Subtotal, equity securities	18,009	16,282	1,727	877	—	2,604

Other long-term investments:
Three months or less	—	—	—	—	2,846	2,846
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, other long-term investments	—	—	—	—	2,846	2,846

Total realized losses	$19,999	$18,180	$1,819	$878	$2,846	$5,543
(1) The amount reported for other long-term investments represents changes in the carrying value of a limited partnership that is utilized in the Company's equity tail-risk hedging strategy. Because of the nature of this investment, which was made solely to implement the equity tail-risk hedging strategy, changes in the carrying value of the limited partnership are recorded as realized investment gains/losses.

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The following table reflects the Company's contractual obligations as of December 31, 2014. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss and settlement expense reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms that expired in 2014 (new lease agreement is in place for 2015 through 2024). Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2024.  All of these lease costs are included as expenses under the pooling agreement.  Included in the following table is the Company's current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Contractual obligations
Loss and settlement expense reserves (1)	$661,309	$266,599	$245,663	$84,995	$64,052
Long-term debt (2)	25,000	—	—	—	25,000
Interest expense on long-term debt (3)	3,375	337	675	675	1,688
Real estate operating leases	8,632	1,341	2,510	2,287	2,494
Total	$698,316	$268,277	$248,848	$87,957	$93,234

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $931 and $894 as of December 31, 2014 and 2013, respectively.  Premium tax offsets of $969 and $894, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2014 and 2013, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities. The Company has accrued estimated second-injury fund assessments of $1,694 and $1,747 as of December 31, 2014 and 2013, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183 at December 31, 2014 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

December 31, 2014	Estimated fair value	Hypothetical change in interest rate (bp=basis points)	Estimated fair value after hypothetical change in interest rate	Hypothetical percentage increase (decrease) in stockholders' equity
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,703	200 bp decrease	$10,646	0.12%
		100 bp decrease	10,156	0.06
		100 bp increase	9,284	(0.05)
		200 bp increase	8,896	(0.10)

U.S. government-sponsored agencies	$215,616	200 bp decrease	$223,122	0.97%
		100 bp decrease	220,957	0.69
		100 bp increase	200,863	(1.91)
		200 bp increase	185,252	(3.92)

Obligations of states and political subdivisions	$326,058	200 bp decrease	$363,635	4.86%
		100 bp decrease	344,405	2.37
		100 bp increase	306,403	(2.54)
		200 bp increase	284,042	(5.43)

Commercial mortgage-backed	$46,762	200 bp decrease	$49,042	0.29%
		100 bp decrease	47,871	0.14
		100 bp increase	45,712	(0.14)
		200 bp increase	44,716	(0.26)

Residential mortgage-backed	$97,953	200 bp decrease	$100,188	0.29%
		100 bp decrease	99,773	0.24
		100 bp increase	95,083	(0.37)
		200 bp increase	91,731	(0.80)

Other asset-backed	$16,005	200 bp decrease	$17,591	0.20%
		100 bp decrease	16,768	0.10
		100 bp increase	15,297	(0.09)
		200 bp increase	14,641	(0.18)

Corporate	$415,402	200 bp decrease	$455,230	5.15%
		100 bp decrease	434,647	2.49
		100 bp increase	397,295	(2.34)
		200 bp increase	380,325	(4.53)

Total fixed maturity securities	$1,127,499	200 bp decrease	$1,219,454	11.89%
		100 bp decrease	1,174,577	6.09
		100 bp increase	1,069,937	(7.44)
		200 bp increase	1,009,603	(15.24)

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, at December 31, 2014 was 4.58. Duration shortened as interest rates fell during 2014.
The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2014 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $16,228. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management implemented an equity tail-risk hedging strategy during the first quarter of 2014 to protect the Company from significant monthly downside price volatility in the equity markets. The cost of this protection (recorded as a realized investment loss) totaled $2,846 during 2014. This hedging strategy may be discontinued in the future depending on market conditions and/or the cost of the protection.
Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2014.

	Securities available-for-sale (at fair value)
December 31, 2014	Amount	Percent
Rating:
AAA	$404,376	35.8%
AA	369,570	32.8
A	267,865	23.8
BAA	77,921	6.9
BA	5,609	0.5
B	1,010	0.1
CAA	998	0.1
C	150	—
Total fixed maturities	$1,127,499	100.0%

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
Municipal fixed maturity securities, including taxable, tax-exempt and pre-refunded securities, totaled $326,058 as of December 31, 2014.  Municipal securities are well diversified between general obligation and revenue bonds, as well as geographically.  The Company’s credit analysis of municipal securities is predominantly based on the underlying credit quality of the obligor.  Therefore, although a portion of the Company’s municipal securities are guaranteed by financial guaranty insurers, reliance is placed on the underlying obligor to pay all contractual cash flows.  The ratings of insured municipal securities generally reflect the rating of the underlying primary obligor.  The average quality of the municipal fixed maturity securities portfolio is Aa2/AA with over 99 percent of securities rated A3/A- or higher.  Approximately $27,596 of the Company’s municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities.

Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2014, the effective duration of the mortgage-backed securities, excluding interest-only securities, is 3.6 with an average life of 4.6 years and a yield to worst of 2.5 percent.  At December 31, 2013, the effective duration of the mortgage-backed securities, excluding interest-only securities, was 3.9, with an average life of 4.6 years and a yield to worst of 3.0 percent.

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

NEW ACCOUNTING PRONOUNCEMENTS
See note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a description of new accounting pronouncements not yet adopted by the Company.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in “Internal Control – Integrated Framework (1992),” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this assessment, management believes that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.
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

/s/ Bruce G. Kelley	/s/ Mark E. Reese
Bruce G. Kelley	Mark E. Reese
President, Chief Executive Officer and Treasurer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer)

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria).  EMC Insurance Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 6, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 6, 2015

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2014	2013
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,080,006 and $1,009,572)	$1,127,499	$1,027,984
Equity securities available-for-sale, at fair value (cost $123,972 and $113,835)	197,036	169,848
Other long-term investments	6,227	2,392
Short-term investments	53,262	56,166
Total investments	1,384,024	1,256,390

Cash	383	239
Reinsurance receivables due from affiliate	28,603	30,328
Prepaid reinsurance premiums due from affiliate	8,865	9,717
Deferred policy acquisition costs (affiliated $38,930 and $37,414)	39,343	37,792
Prepaid pension and postretirement benefits due from affiliate	17,360	23,121
Accrued investment income	10,295	9,984
Accounts receivable	1,767	1,080
Goodwill	942	942
Other assets (affiliated $4,900 and $4,780)	6,238	4,908
Total assets	$1,497,820	$1,374,501
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2014	2013
LIABILITIES
Losses and settlement expenses (affiliated $650,652 and $600,313)	$661,309	$610,181
Unearned premiums (affiliated $230,460 and $218,788)	232,093	220,627
Other policyholders' funds (all affiliated)	10,153	8,491
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	8,559	9,090
Pension benefits payable to affiliate	4,162	3,401
Income taxes payable	3	1,530
Deferred income taxes	28,654	12,822
Other liabilities (affiliated $23,941 and $25,161)	25,001	28,149
Total liabilities	994,934	919,291

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,562,980 shares in 2014 and 13,306,027 shares in 2013	13,563	13,306
Additional paid-in capital	106,672	99,309
Accumulated other comprehensive income	81,662	59,010
Retained earnings	300,989	283,585
Total stockholders' equity	502,886	455,210
Total liabilities and stockholders' equity	$1,497,820	$1,374,501
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
($ in thousands, except share and per share amounts)	2014	2013	2012
REVENUES
Premiums earned (affiliated $534,105, $509,704 and $452,334)	$540,722	$515,506	$458,846
Investment income, net	46,465	43,022	44,145
Net realized investment gains, excluding impairment losses on securities available-for-sale	5,227	9,060	8,203
Total "other-than-temporary" impairment losses on securities available-for-sale	(878)	(63)	(186)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—	—
Net impairment losses on securities available-for-sale	(878)	(63)	(186)
Net realized investment gains	4,349	8,997	8,017
Other income (affiliated $1,784, $834 and $912)	2,931	460	834
Total revenues	594,467	567,985	511,842
LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $378,263, $326,130 and $298,798)	385,474	333,287	303,388
Dividends to policyholders (all affiliated)	9,504	10,864	8,630
Amortization of deferred policy acquisition costs (affiliated $97,551, $93,116 and $82,540)	99,042	94,728	84,275
Other underwriting expenses (affiliated $57,148, $65,575 and $60,981)	56,826	65,754	60,919
Interest expense (all affiliated)	337	384	900
Other expense (affiliated $1,570, $1,356 and $2,097)	2,377	2,115	2,097
Total losses and expenses	553,560	507,132	460,209
Income before income tax expense	40,907	60,853	51,633
INCOME TAX EXPENSE
Current	7,280	16,927	11,594
Deferred	3,635	407	2,073
Total income tax expense	10,915	17,334	13,667
Net income	$29,992	$43,519	$37,966

Net income per common share - basic and diluted	$2.23	$3.33	$2.95

Average number of common shares outstanding - basic and diluted	13,470,623	13,086,612	12,886,667
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2014	2013	2012
Net income	$29,992	$43,519	$37,966

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $18,664, $(8,390) and $12,849	34,663	(15,582)	23,863
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(2,518), $(3,149) and $(2,806)	(4,677)	(5,848)	(5,211)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income tax (expense) benefit of $(955), $765 and $950:
Net actuarial loss	375	1,882	2,108
Prior service credit	(2,149)	(460)	(344)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,774)	1,422	1,764
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of $(2,994), $16,836 and $(2):
Net actuarial gain (loss)	(5,525)	13,718	(736)
Prior service (cost) credit	(35)	17,548	732
Total change in funded status of affiliate's pension and postretirement benefit plans	(5,560)	31,266	(4)

Other comprehensive income	22,652	11,258	20,412

Total comprehensive income	$52,644	$54,777	$58,378
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2011	$12,876	$88,311	$27,340	$223,814	$352,341
Issuance of common stock through affiliate's stock plans	34	658			692
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		237			237
Other comprehensive income			20,412		20,412
Net income				37,966	37,966
Dividends paid to public stockholders ($.81 per share)				(4,082)	(4,082)
Dividends paid to affiliate ($.81 per share)				(6,357)	(6,357)
Balance at December 31, 2012	12,910	89,206	47,752	251,341	401,209
Issuance of common stock through affiliate's stock plans	396	9,812			10,208
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		291			291
Other comprehensive income			11,258		11,258
Net income				43,519	43,519
Dividends paid to public stockholders ($.86 per share)				(4,526)	(4,526)
Dividends paid to affiliate ($.86 per share)				(6,749)	(6,749)
Balance at December 31, 2013	13,306	99,309	59,010	283,585	455,210
Issuance of common stock through affiliate's stock plans	257	7,135			7,392
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		228			228
Other comprehensive income			22,652		22,652
Net income				29,992	29,992
Dividends paid to public stockholders ($.94 per share)				(5,211)	(5,211)
Dividends paid to affiliate ($.94 per share)				(7,377)	(7,377)
Balance at December 31, 2014	$13,563	$106,672	$81,662	$300,989	$502,886
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,992	$43,519	$37,966
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $50,339, $22,836 and $(11,370))	51,128	27,084	(10,203)
Unearned premiums (affiliated $11,672, $22,572 and $15,526)	11,466	24,412	15,526
Other policyholders' funds due to affiliate	1,662	2,436	994
Amounts due to/from affiliate to settle inter-company transaction balances	(531)	(7,261)	(1,907)
Net pension and postretirement benefits due from affiliate	(4,761)	1,267	2,338
Reinsurance receivables due from affiliate	1,725	1,174	5,239
Prepaid reinsurance premiums due from affiliate	852	(4,521)	4,182
Commissions payable (affiliated $(196), $2,078 and $2,606)	(408)	2,227	2,587
Deferred policy acquisition costs (affiliated $(1,516), $(2,988) and $(3,576))	(1,551)	(3,367)	(3,576)
Accrued investment income	(311)	(46)	318
Current income tax	(1,424)	3,213	8,080
Deferred income tax	3,635	407	2,073
Net realized investment gains	(4,349)	(8,997)	(8,017)
Other, net (affiliated $(1,122), $1,369 and $509)	4,690	5,286	(562)
Total adjustments to reconcile net income to net cash provided by operating activities	61,823	43,314	17,072
Net cash provided by operating activities	$91,815	$86,833	$55,038
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
($ in thousands)	2014	2013	2012
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(209,885)	$(264,178)	$(246,492)
Disposals of fixed maturity securities available-for-sale	131,942	175,664	226,672
Purchases of equity securities available-for-sale	(50,154)	(40,580)	(84,762)
Disposals of equity securities available-for-sale	45,698	47,479	71,008
Purchases of other long-term investments	(7,613)	(1,798)	(855)
Disposals of other long-term investments	530	246	6
Net purchases of short-term investments	2,904	(2,786)	(10,790)
Net cash used in investing activities	(86,578)	(85,953)	(45,213)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	7,392	10,208	692
Excess tax benefit associated with affiliate’s stock plans	103	96	(3)
Dividends paid to stockholders (affiliated $(7,377), $(6,749) and $(6,357))	(12,588)	(11,275)	(10,439)
Net cash used in financing activities	(5,093)	(971)	(9,750)
NET INCREASE (DECREASE) IN CASH	144	(91)	75
Cash at the beginning of the year	239	330	255
Cash at the end of the year	$383	$239	$330

Income taxes paid	$8,703	$13,714	$3,514
Interest paid to affiliate	$384	$900	$900
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share amounts)

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

Property and Casualty Insurance and Reinsurance Operations
Property and casualty insurance premiums are recognized as revenue ratably over the terms of the respective policies. Unearned premiums are calculated on the daily pro rata method.  Both domestic and foreign assumed reinsurance premiums are recognized as revenues ratably over the terms of the related contracts and underlying policies.  Amounts paid as ceded reinsurance premiums are reported as prepaid reinsurance premiums and are amortized over the remaining contract period in proportion to the amount of reinsurance protection provided.  Reinsurance reinstatement premiums are recognized in the same period as the loss event that gave rise to the reinstatement premiums.
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
The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned.  The anticipated losses and settlement expenses are not discounted and are based on the Company’s projected loss and settlement expense ratios for the next twelve months, which include catastrophe loads based on historical results adjusted for recent trends.  The occurrence of a significant catastrophe, and/or accumulation of catastrophes would not have a direct impact on the determination of premium deficiencies; however, such occurrences would be included in the historical results that are used to establish the catastrophe loads.  A premium deficiency is first recognized by expensing the amount of unamortized deferred policy acquisition costs necessary to eliminate the deficiency.  If the premium deficiency is greater than the unamortized deferred policy acquisition costs, a liability is accrued for the excess deficiency.  The Company did not record a premium deficiency for the years ended December 31, 2014, 2013 and 2012.

Certain commercial lines of business written by the property and casualty insurance subsidiaries, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 26 percent of the property and casualty insurance subsidiaries’ total net commercial premiums written in 2014.  Policyholder dividends are accrued over the terms of the underlying policy periods.
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
Ceded reinsurance amounts with nonaffiliated reinsurers relating to reinsurance receivables for unpaid losses and settlement expenses and prepaid reinsurance premiums are reported on the balance sheet on a gross basis.  Amounts ceded to Employers Mutual relating to the affiliated reinsurance pooling and excess of loss agreements (see note 2) have not been grossed up because the contracts provide that receivables and payables may be offset upon settlement.
Based on current information, the liabilities for losses and settlement expenses are considered to be adequate.  Since the provisions are necessarily based on estimates, the ultimate liability may be more or less than such provisions.

Investments
Currently, all securities are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity, net of deferred income taxes.  Other long-term investments consist of holdings in limited partnerships that are carried under the equity method of accounting, and holdings in limited partnerships and limited liability companies designed for the distribution of tax credits that are carried at amortized cost.  The Company has an investment in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This limited partnership is carried under the equity method of accounting. Because of the nature of this investment, which was made solely to implement the equity tail-risk hedging strategy, changes in the carrying value of the limited partnership are recorded as realized investment gains (losses), rather than as a component of investment income. Short-term investments generally include money market funds, U.S. Treasury bills and commercial paper that are carried at fair value, which approximates cost.
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
Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method.  Amortization of premiums and discounts on mortgage-backed securities incorporates prepayment assumptions to estimate expected lives.  Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2014 and 2013 are securities on deposit with various regulatory authorities as required by law amounting to $11,685 and $11,533, respectively.
The Company regularly monitors its investments that have a fair value that is less than the carrying value for indications of “other-than-temporary” impairment.  Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below carrying value, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis.  When an equity security is deemed to be “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.  For fixed maturity securities, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”. Alternatively, if the Company has the intent to sell a fixed maturity security that is in an unrealized loss position, or determines that it will "more likely than not" be required to sell a fixed maturity security that is in an unrealized loss position before recovery of its amortized cost basis, then the carrying value is reduced to fair value and the entire amount of the impairment is recognized through earnings.

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

Employee Retirement Plans
Employers Mutual has various employee benefit plans, including two defined benefit pension plans, and two postretirement benefit plans that provide retiree healthcare and life insurance benefits.  Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans as determined under the terms of the pooling agreement, and the costs allocated by Employers Mutual to subsidiaries that do not participate in the pooling agreement (see note 2).  Accordingly, the Company recognizes its share of the funded status of Employers Mutual’s pension and postretirement benefit plans on its balance sheet, with changes in the funded status of the plans recognized through “other comprehensive income.”

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

Off-Balance-Sheet Credit Exposure
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts covering the pool participants and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance and reinsurance policies and the paid losses and settlement expenses recoverable under the reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection, and to a lesser extent, paid losses and settlement expenses recoverable from the reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $354.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position, and accordingly, no loss contingency liability has been recorded.

Foreign Currency Transactions
Included in the underlying reinsurance business assumed by the reinsurance subsidiary are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies.  In accordance with the terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The reinsurance subsidiary also has foreign currency exchange gains/losses associated with the business assumed outside the quota share agreement. The assets and liabilities resulting from these foreign reinsurance transactions are reported in U.S. dollars based on the foreign currency exchange rates that existed at the balance sheet dates.  The foreign currency exchange rate gains/losses reported in the consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars re-measured from the foreign currency exchange rates that existed at the inception of each reinsurance contract.  The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as a component of other income in the consolidated statements of income.

Net Income Per Share - Basic and Diluted
The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, the Company had no potential common shares outstanding during 2014, 2013 and 2012 that would have been dilutive to the calculation of net income per share.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is subject to impairment if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through the income statement equal to the excess amount, but not greater than the balance of the goodwill.  Goodwill was not deemed to be impaired in 2014, 2013 or 2012.

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
In May 2014, the FASB updated its guidance related to the Revenue from Contracts with Customers Topic 606 of the ASC.  The objective of this update is to improve the reporting of revenue by providing a more robust framework for addressing revenue issues, and improved disclosure requirements. Current revenue recognition guidance in U.S. GAAP is comprised of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes result in different accounting for economically similar transactions. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company will adopt this guidance during the first quarter of 2017. Since premium revenue from insurance contracts is excluded from the scope of this updated guidance, adoption is expected to have little or no impact on the consolidated financial condition or operating results of the Company (the Company's largest non-premium revenue item is service charges related to the billing of the pool participants' direct written premiums to policyholders, which is included in "Other income" in the consolidated statements of income).

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

Reinsurance Subsidiary
The Company’s reinsurance subsidiary is party to a quota share agreement and an excess of loss reinsurance agreement with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4,000 of losses per event, and also retains 20.0 percent of any losses between $4,000 and $10,000 and 10.0 percent of any losses between $10,000 and $50,000. During 2012, all losses associated with any one event above $4,000 were ceded to Employers Mutual. The cost of the excess of loss reinsurance protection is 8.0 percent (9.0 percent in 2013 and 10.0 percent in 2012) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
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
Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  The reinsurance subsidiary recognized $2,256, $2,542 and $2,344 of reinstatement premium in 2014, 2013 and 2012, respectively.
Premiums earned assumed by the reinsurance subsidiary from Employers Mutual, including reinstatement premiums, amounted to $122,064, $129,746 and $107,112 in 2014, 2013 and 2012, respectively.  The reinsurance subsidiary ceded 8.0 percent (9.0 percent in 2013 and 10.0 percent in 2012) of its total assumed reinsurance premiums written to Employers Mutual as payment for the excess of loss protection, which totaled $10,339, $12,761 and $11,916 in 2014, 2013 and 2012, respectively. Losses and settlement expenses assumed by the reinsurance subsidiary from Employers Mutual amounted to $79,499, $66,126 and $74,832 in 2014, 2013 and 2012, respectively.  Losses and settlement expenses ceded to Employers Mutual under the excess of loss agreement totaled ($720), $823 and $9,926 in 2014, 2013 and 2012, respectively.
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $25,621, $26,114 and $19,537 in 2014, 2013 and 2012, respectively.
The net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary from Employers Mutual was $1,033 in 2014, $8 in 2013 and $53 in 2012.  The total amount of net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary, including the business written on a direct basis outside the quota share agreement, was $2,180 in 2014, $(366) in 2013 and $(25) in 2012.

Services Provided by Employers Mutual
The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $3,540, $3,588 and $3,325 in 2014, 2013 and 2012, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $76,041, $83,332 and $76,074 in 2014, 2013 and 2012, respectively.

Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1,300, $1,568 and $1,297 in 2014, 2013 and 2012, respectively.

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
As of December 31, 2014 and 2013, amounts recoverable from nonaffiliated reinsurers (three in 2014 and four in 2013) totaled $16,308 and $24,261 respectively, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  The largest balance due is from the Mutual Reinsurance Bureau (MRB) underwriting association, of which the Company (through Employers Mutual) is a member with other unaffiliated reinsurers. All members of MRB have joint and several liability for MRB's obligations. For one of the other nonaffiliated reinsurers (two at December 31, 2013), the amounts reflect the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to the organizations on a mandatory basis.  Credit risk associated with these amounts are minimal, as all companies participating in the organizations are responsible for the liabilities of the organizations on a pro rata basis.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2014 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where  all amounts  flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2014
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$367,732	$—	$367,732
Assumed from nonaffiliates	3,955	143,564	147,519
Assumed from affiliates	455,183	—	455,183
Ceded to nonaffiliates	(25,431)	(14,322)	(39,753)
Ceded to affiliates	(367,732)	(10,339)	(378,071)
Net premiums written	$433,707	$118,903	$552,610

Premiums earned
Direct	$372,658	$—	$372,658
Assumed from nonaffiliates	3,787	144,439	148,226
Assumed from affiliates	443,440	—	443,440
Ceded to nonaffiliates	(24,846)	(15,759)	(40,605)
Ceded to affiliates	(372,658)	(10,339)	(382,997)
Net premiums earned	$422,381	$118,341	$540,722

Losses and settlement expenses incurred
Direct	$227,382	$—	$227,382
Assumed from nonaffiliates	2,201	96,281	98,482
Assumed from affiliates	304,579	1,278	305,857
Ceded to nonaffiliates	(8,747)	(10,838)	(19,585)
Ceded to affiliates	(227,382)	720	(226,662)
Net losses and settlement expenses incurred	$298,033	$87,441	$385,474

	Year ended December 31, 2013
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$368,532	$—	$368,532
Assumed from nonaffiliates	3,501	162,291	165,792
Assumed from affiliates	425,218	—	425,218
Ceded to nonaffiliates	(23,670)	(20,502)	(44,172)
Ceded to affiliates	(368,532)	(12,761)	(381,293)
Net premiums written	$405,049	$129,028	$534,077

Premiums earned
Direct	$361,010	$—	$361,010
Assumed from nonaffiliates	3,275	151,978	155,253
Assumed from affiliates	412,665	—	412,665
Ceded to nonaffiliates	(23,221)	(16,430)	(39,651)
Ceded to affiliates	(361,010)	(12,761)	(373,771)
Net premiums earned	$392,719	$122,787	$515,506

Losses and settlement expenses incurred
Direct	$237,109	$—	$237,109
Assumed from nonaffiliates	2,281	80,854	83,135
Assumed from affiliates	267,292	1,199	268,491
Ceded to nonaffiliates	(8,656)	(8,860)	(17,516)
Ceded to affiliates	(237,109)	(823)	(237,932)
Net losses and settlement expenses incurred	$260,917	$72,370	$333,287

	Year ended December 31, 2012
	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$341,306	$—	$341,306
Assumed from nonaffiliates	2,459	121,500	123,959
Assumed from affiliates	390,982	—	390,982
Ceded to nonaffiliates	(22,206)	(2,338)	(24,544)
Ceded to affiliates	(341,306)	(11,916)	(353,222)
Net premiums written	$371,235	$107,246	$478,481

Premiums earned
Direct	$328,227	$—	$328,227
Assumed from nonaffiliates	2,297	119,502	121,799
Assumed from affiliates	377,690	—	377,690
Ceded to nonaffiliates	(22,848)	(5,879)	(28,727)
Ceded to affiliates	(328,227)	(11,916)	(340,143)
Net premiums earned	$357,139	$101,707	$458,846

Losses and settlement expenses incurred
Direct	$191,282	$—	$191,282
Assumed from nonaffiliates	1,718	83,988	85,706
Assumed from affiliates	237,723	962	238,685
Ceded to nonaffiliates	(5,549)	(5,528)	(11,077)
Ceded to affiliates	(191,282)	(9,926)	(201,208)
Net losses and settlement expenses incurred	$233,892	$69,496	$303,388
Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

•
“Assumed from nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of involuntary business assumed by the pool participants pursuant to state law. For the reinsurance subsidiary, this line represents the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual) and the business assumed outside the quota share agreement. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity for that year.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual. Contractual changes in 2012 on selected accounts resulted in a reduction in "fronting" activity for that year.

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

	Year ended December 31,
	2014	2013	2012
Gross reserves at beginning of year	$610,181	$583,097	$593,300
Less re-valuation due to foreign currency exchange rates	333	(2)	—
Less ceded reserves at beginning of year	30,118	31,390	36,842
Net reserves at beginning of year	579,730	551,709	556,458

Incurred losses and settlement expenses related to:
Current year	406,266	346,072	329,121
Prior years	(20,792)	(12,785)	(25,733)
Total incurred losses and settlement expenses	385,474	333,287	303,388

Paid losses and settlement expenses related to:
Current year	162,905	137,998	145,103
Prior years	167,182	167,268	163,034
Total paid losses and settlement expenses	330,087	305,266	308,137

Net reserves at end of year	635,117	579,730	551,709
Plus ceded reserves at end of year	28,253	30,118	31,390
Plus re-valuation due to foreign currency exchange rates	(2,061)	333	(2)
Gross reserves at end of year	$661,309	$610,181	$583,097

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

	Year ended December 31,
	2014	2013	2012
Reported amount of favorable development experienced on prior years' reserves	$(20,792)	$(12,785)	$(25,733)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	2,151	6,526	(4,551)
Approximation of the implied amount of favorable development that had an impact on earnings	$(18,641)	$(6,259)	$(30,284)

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

2014 Development
For the property and casualty insurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $8,110 from the estimate at December 31, 2013.  This decrease represents 1.9 percent of the December 31, 2013 gross carried reserves and is primarily attributed to better than expected outcomes on claims reported in prior years and favorable development on prior years' settlement expenses.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2014; however, the accident year allocation factors applied to incurred but not reported (IBNR) loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2014 as part of the annual review.  This change resulted in the movement of $2,151 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves. Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
For the reinsurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $12,682 from the estimate at December 31, 2013.  This decrease represents 6.9 percent of the December 31, 2013 gross carried reserves and is largely attributable to reported losses being lower than what was expected as of December 2014 for accident years 2012 and prior, and a take down of IBNR on older accident years because the amount previously carried was no longer indicated in the actuarial analysis.

2013 Development
For the property and casualty insurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $7,281 from the estimate at December 31, 2012.  This decrease represented 1.8 percent of the December 31, 2012 gross carried reserves and was primarily attributed to favorable development on settlement expense reserves and ceded reinsurance reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2013; however, the accident year allocation factors applied to IBNR loss, bulk case loss and a portion of defense and cost containment expense reserves were revised at December 31, 2013 as part of the annual review.  This change resulted in the movement of $6,526 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
For the reinsurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $5,504 from the estimate at December 31, 2012.  This decrease represented 3.2 percent of the December 31, 2012 gross carried reserves and was largely attributed to reported losses that were below the December 2012 implicit projections for policy year 2012 in the Home Office Reinsurance Assumed Department ("HORAD") book of business.

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
The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged $1,720 per year over the past five years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $9,420 and $9,643 ($9,296 and $8,950 net of reinsurance) at December 31, 2014 and 2013, respectively.
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
At present, the pool participants are defending approximately 1,849 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims has been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2014, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $7,294 (primarily settlement expenses).  The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Approximately 690 asbestos exposure claims associated with this former policyholder remain open.
The Company continues to run-off ultimate asbestos and environmental reserves established from an outside consultant’s ground-up study completed a number of years ago. The direct IBNR and bulk settlement expense reserves associated with asbestos has been increased each year for the last several years in response to new information. In particular, bulk settlement expense reserves have been increased to cover the costs associated with the retention of a national coordinating counsel to address the multi-state litigation issues of the Company’s largest asbestos defendant (the furnace manufacturer discussed above). Additionally, in 2012 the Company jointly settled a long-term asbestos case representing the Company’s share of 20 years’ worth of defense costs. Increased settlement expense payments have been the main driver of the reserve increases over the past several years.

6.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS
The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2014, 2013 or 2012.
Statutory surplus of the Company’s insurance subsidiaries was $454,799 and $416,718 at December 31, 2014 and 2013, respectively.  Statutory net income of the Company’s insurance subsidiaries was $32,159, $41,162 and $38,102 for 2014, 2013 and 2012, respectively.
The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2014, the Company’s insurance subsidiaries had total adjusted statutory capital of $454,799, which is well in excess of the minimum risk-based capital requirement of $73,243.
The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2014, $45,480 was available for distribution to the Company in 2015 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

Year ended December 31, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$422,381	$118,341	$—	$540,722

Underwriting profit (loss)	(12,309)	2,185	—	(10,124)
Net investment income (loss)	33,509	12,968	(12)	46,465
Realized investment gains	2,938	1,411	—	4,349
Other income (loss)	695	2,236	—	2,931
Interest expense	337	—	—	337
Other expenses	793	—	1,584	2,377
Income (loss) before income tax expense (benefit)	$23,703	$18,800	$(1,596)	$40,907

Assets	$1,057,429	$434,139	$503,008	$1,994,576
Eliminations	—	—	(495,288)	(495,288)
Reclassifications	(909)	—	(559)	(1,468)
Total assets	$1,056,520	$434,139	$7,161	$1,497,820

Year ended December 31, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$392,719	$122,787	$—	$515,506

Underwriting profit (loss)	(10,435)	21,308	—	10,873
Net investment income (loss)	31,397	11,635	(10)	43,022
Realized investment gains	7,525	1,472	—	8,997
Other income (loss)	765	(305)	—	460
Interest expense	384	—	—	384
Other expenses	751	—	1,364	2,115
Income (loss) before income tax expense (benefit)	$28,117	$34,110	$(1,374)	$60,853

Assets	$974,743	$386,855	$455,368	$1,816,966
Eliminations	—	—	(441,984)	(441,984)
Reclassifications	—	—	(481)	(481)
Total assets	$974,743	$386,855	$12,903	$1,374,501

Year ended December 31, 2012	Property and casualty insurance	Reinsurance	Parent company	Consolidated
Premiums earned	$357,139	$101,707	$—	$458,846

Underwriting profit (loss)	(8,207)	9,841	—	1,634
Net investment income (loss)	32,214	11,941	(10)	44,145
Realized investment gains	7,348	669	—	8,017
Other income (loss)	774	60	—	834
Interest expense	900	—	—	900
Other expenses	798	—	1,299	2,097
Income (loss) before income tax expense (benefit)	$30,431	$22,511	$(1,309)	$51,633

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2014, by line of insurance.

	Year ended December 31,
	2014	2013	2012
Property and casualty insurance segment
Commercial lines:
Automobile	$96,908	$86,230	$76,362
Property	97,155	87,446	77,726
Workers' compensation	88,356	83,172	75,697
Liability	86,108	77,983	68,661
Other	7,416	7,487	7,614
Total commercial lines	375,943	342,318	306,060

Personal lines:
Automobile	25,094	27,408	28,437
Property	20,562	22,285	22,020
Liability	782	708	622
Total personal lines	46,438	50,401	51,079
Total property and casualty insurance	$422,381	$392,719	$357,139

Reinsurance segment
Pro rata reinsurance:
Property and liability	$8,552	$7,489	$6,232
Property	4,793	15,775	13,509
Crop	3,636	4,455	3,841
Liability	9,919	5,172	1,171
Marine	14,983	14,757	5,708
Total pro rata reinsurance	41,883	47,648	30,461

Excess of loss reinsurance:
Property	64,956	64,069	59,537
Liability	11,408	11,070	11,698
Surety	94	—	11
Total excess of loss reinsurance	76,458	75,139	71,246
Total reinsurance	$118,341	$122,787	$101,707

Consolidated	$540,722	$515,506	$458,846

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

	Carrying amount	Estimated fair value
December 31, 2014
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$9,703
U.S. government-sponsored agencies	215,616	215,616
Obligations of states and political subdivisions	326,058	326,058
Commercial mortgage-backed	46,762	46,762
Residential mortgage-backed	97,953	97,953
Other asset-backed	16,005	16,005
Corporate	415,402	415,402
Total fixed maturity securities available-for-sale	1,127,499	1,127,499

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,379
Information technology	26,865	26,865
Healthcare	26,852	26,852
Consumer staples	16,694	16,694
Consumer discretionary	22,691	22,691
Energy	22,863	22,863
Industrials	18,221	18,221
Other	16,056	16,056
Non-redeemable preferred stocks	12,415	12,415
Total equity securities available-for-sale	197,036	197,036

Short-term investments	53,262	53,262

Liabilities:
Surplus notes	25,000	12,308

	Carrying amount	Estimated fair value
December 31, 2013
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$9,412
U.S. government-sponsored agencies	146,946	146,946
Obligations of states and political subdivisions	357,052	357,052
Commercial mortgage-backed	68,939	68,939
Residential mortgage-backed	94,179	94,179
Other asset-backed	12,648	12,648
Corporate	338,808	338,808
Total fixed maturity securities available-for-sale	1,027,984	1,027,984

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,498
Information technology	18,917	18,917
Healthcare	21,945	21,945
Consumer staples	13,011	13,011
Consumer discretionary	21,031	21,031
Energy	21,117	21,117
Industrials	17,264	17,264
Other	17,811	17,811
Non-redeemable preferred stocks	10,254	10,254
Total equity securities available-for-sale	169,848	169,848

Short-term investments	56,166	56,166

Liabilities:
Surplus notes	25,000	10,040

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2014 the Company had no securities priced solely from broker quotes. At December 31, 2013, seven securities were priced solely from broker quotes, but all of the securities were reported as Level 2 fair value measurements due to the broker quote prices approximating the Company's price estimates obtained by applying pricing techniques with observable inputs.

A small number of the Company’s securities are not priced by the independent pricing service.  One is an equity security that is reported as a Level 3 fair value measurement at December 31, 2014 and 2013, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at December 31, 2014 include ten fixed maturity securities (six at December 31, 2013). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements. The fair values for these fixed maturity securities were obtained from either the SVO or the Company’s investment custodian using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of December 31, 2014 and 2013.

		Fair value measurements using
December 31, 2014	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$—	$9,703	$—
U.S. government-sponsored agencies	215,616	—	215,616	—
Obligations of states and political subdivisions	326,058	—	326,058	—
Commercial mortgage-backed	46,762	—	46,762	—
Residential mortgage-backed	97,953	—	97,953	—
Other asset-backed	16,005	—	16,005	—
Corporate	415,402	—	413,740	1,662
Total fixed maturity securities available-for-sale	1,127,499	—	1,125,837	1,662

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,376	—	3
Information technology	26,865	26,865	—	—
Healthcare	26,852	26,852	—	—
Consumer staples	16,694	16,694	—	—
Consumer discretionary	22,691	22,691	—	—
Energy	22,863	22,863	—	—
Industrials	18,221	18,221	—	—
Other	16,056	16,056	—	—
Non-redeemable preferred stocks	12,415	7,745	4,670	—
Total equity securities available-for-sale	197,036	192,363	4,670	3

Short-term investments	53,262	53,262	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	12,308	—	—	12,308

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,412	$—	$9,412	$—
U.S. government-sponsored agencies	146,946	—	146,946	—
Obligations of states and political subdivisions	357,052	—	357,052	—
Commercial mortgage-backed	68,939	—	68,939	—
Residential mortgage-backed	94,179	—	94,179	—
Other asset-backed	12,648	—	12,648	—
Corporate	338,808	—	336,832	1,976
Total fixed maturity securities available-for-sale	1,027,984	—	1,026,008	1,976

Equity securities available-for-sale:
Common stocks:
Financial services	28,498	28,495	—	3
Information technology	18,917	18,917	—	—
Healthcare	21,945	21,945	—	—
Consumer staples	13,011	13,011	—	—
Consumer discretionary	21,031	21,031	—	—
Energy	21,117	21,117	—	—
Industrials	17,264	17,264	—	—
Other	17,811	17,811	—	—
Non-redeemable preferred stocks	10,254	5,795	4,459	—
Total equity securities available-for-sale	169,848	165,386	4,459	3

Short-term investments	56,166	56,166	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,040	—	—	10,040

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable inputs (Level 3)
	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Balance at December 31, 2012	$—	$2	$2
Purchases	1,972	—	1,972
Settlements	(1)	—	(1)
Unrealized gains included in other comprehensive income (loss)	5	1	6
Balance at December 31, 2013	1,976	3	1,979
Settlements	(322)	—	(322)
Unrealized gains included in other comprehensive income (loss)	8	—	8
Balance at December 31, 2014	$1,662	$3	$1,665

There were no transfers into or out of Levels 1 or 2 during 2014 or 2013.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2014 and 2013 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,574	$129	$—	$9,703
U.S. government-sponsored agencies	215,425	2,313	2,122	215,616
Obligations of states and political subdivisions	299,258	26,840	40	326,058
Commercial mortgage-backed	42,996	3,766	—	46,762
Residential mortgage-backed	100,296	1,402	3,745	97,953
Other asset-backed	14,798	1,213	6	16,005
Corporate	397,659	18,485	742	415,402
Total fixed maturity securities	1,080,006	54,148	6,655	1,127,499

Equity securities:
Common stocks:
Financial services	22,586	11,835	42	34,379
Information technology	15,755	11,110	—	26,865
Healthcare	14,673	12,179	—	26,852
Consumer staples	10,584	6,112	2	16,694
Consumer discretionary	11,304	11,420	33	22,691
Energy	15,837	7,458	432	22,863
Industrials	9,658	8,596	33	18,221
Other	11,493	4,563	—	16,056
Non-redeemable preferred stocks	12,082	617	284	12,415
Total equity securities	123,972	73,890	826	197,036
Total securities available-for-sale	$1,203,978	$128,038	$7,481	$1,324,535

December 31, 2013	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,540	$191	$319	$9,412
U.S. government-sponsored agencies	156,981	1,356	11,391	146,946
Obligations of states and political subdivisions	346,554	15,040	4,542	357,052
Commercial mortgage-backed	63,185	5,842	88	68,939
Residential mortgage-backed	96,058	1,073	2,952	94,179
Other asset-backed	11,456	1,192	—	12,648
Corporate	325,798	16,542	3,532	338,808
Total fixed maturity securities	1,009,572	41,236	22,824	1,027,984

Equity securities:
Common stocks:
Financial services	19,273	9,374	149	28,498
Information technology	12,645	6,301	29	18,917
Healthcare	12,801	9,144	—	21,945
Consumer staples	9,162	3,849	—	13,011
Consumer discretionary	10,722	10,309	—	21,031
Energy	14,102	7,341	326	21,117
Industrials	11,190	6,075	1	17,264
Other	13,358	4,489	36	17,811
Non-redeemable preferred stocks	10,582	316	644	10,254
Total equity securities	113,835	57,198	1,185	169,848
Total securities available-for-sale	$1,123,407	$98,434	$24,009	$1,197,832

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2014 and 2013, listed by length of time the securities were in an unrealized loss position.

December 31, 2014	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$24,473	$94	$97,446	$2,028	$121,919	$2,122
Obligations of states and political subdivisions	—	—	3,757	40	3,757	40
Commercial mortgage-backed	1,102	—	—	—	1,102	—
Residential mortgage-backed	21,451	1,252	21,163	2,493	42,614	3,745
Other asset-backed	1,889	6	—	—	1,889	6
Corporate	16,740	281	28,257	461	44,997	742
Total fixed maturity securities	65,655	1,633	150,623	5,022	216,278	6,655
Equity securities:
Common stocks:
Financial services	1,162	9	187	33	1,349	42
Consumer staples	1,051	2	—	—	1,051	2
Consumer discretionary	822	33	—	—	822	33
Energy	4,298	432	—	—	4,298	432
Industrials	1,406	33	—	—	1,406	33
Non-redeemable preferred stocks	—	—	1,716	284	1,716	284
Total equity securities	8,739	509	1,903	317	10,642	826
Total temporarily impaired securities	$74,394	$2,142	$152,526	$5,339	$226,920	$7,481

December 31, 2013	Less than twelve months		Twelve months or longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,507	$319	$—	$—	$4,507	$319
U.S. government-sponsored agencies	93,856	8,120	24,053	3,271	117,909	11,391
Obligations of states and political subdivisions	74,523	4,335	3,008	207	77,531	4,542
Commercial mortgage-backed	10,551	88	—	—	10,551	88
Residential mortgage-backed	44,243	2,482	4,600	470	48,843	2,952
Corporate	81,292	2,704	10,547	828	91,839	3,532
Total fixed maturity securities	308,972	18,048	42,208	4,776	351,180	22,824
Equity securities:
Common stocks:
Financial services	2,801	149	—	—	2,801	149
Information technology	610	29	—	—	610	29
Consumer staples	30	—	—	—	30	—
Energy	1,450	326	—	—	1,450	326
Industrials	625	1	—	—	625	1
Other	1,499	36	—	—	1,499	36
Non-redeemable preferred stocks	2,121	128	1,484	516	3,605	644
Total equity securities	9,136	669	1,484	516	10,620	1,185
Total temporarily impaired securities	$318,108	$18,717	$43,692	$5,292	$361,800	$24,009

Unrealized losses on fixed maturity securities decreased in nearly every asset class at December 31, 2014 due to the decline in interest rates during 2014.  Most of these securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2014.
No particular sector or individual security accounted for a material amount of unrealized losses on commons stocks at December 31, 2014.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2014.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2014.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2014, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$33,469	$33,945
Due after one year through five years	194,140	204,973
Due after five years through ten years	223,145	229,778
Due after ten years	485,960	514,088
Mortgage-backed securities	143,292	144,715
Totals	$1,080,006	$1,127,499

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
	2014	2013	2012
Fixed maturity securities available-for-sale:
Gross realized investment gains	$979	$1,226	$795
Gross realized investment losses	(92)	(725)	(10)
"Other-than-temporary" impairments	(1)	—	—

Equity securities available-for-sale:
Gross realized investment gains	8,913	9,458	9,984
Gross realized investment losses	(1,727)	(899)	(2,566)
"Other-than-temporary" impairments	(877)	(63)	(186)

Other long-term investments:
Gross realized investment losses	(2,846)	—	—
Totals	$4,349	$8,997	$8,017

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The realized investment losses recognized on other long-term investments during 2014 represent changes in the carrying value of a limited partnership that was purchased to implement an equity tail-risk hedging strategy. The amounts reported as “other-than-temporary” impairments do not include any individually significant items. The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from "other-than-temporary" impairments during any of the reported periods.

A summary of net investment income is as follows:

	Year ended December 31,
	2014	2013	2012
Interest on fixed maturity securities	$41,932	$40,062	$41,699
Dividends on equity securities	6,007	4,619	3,852
Interest on short-term investments	—	27	129
Return on long-term investments	297	22	12
Total investment income	48,236	44,730	45,692
Securities litigation income	107	219	58
Investment expenses	(1,878)	(1,927)	(1,605)
Net investment income	$46,465	$43,022	$44,145

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
	2014	2013	2012
Fixed maturity securities	$29,081	$(60,540)	$20,687
Deferred income tax expense (benefit)	10,179	(21,189)	7,240
Total fixed maturity securities	18,902	(39,351)	13,447

Equity securities	17,051	27,571	8,008
Deferred income tax expense	5,967	9,650	2,803
Total equity securities	11,084	17,921	5,205
Total available-for-sale securities	$29,986	$(21,430)	$18,652

10.	INCOME TAXES
Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset (liability) at December 31, 2014 and 2013 are as follows:

	December 31,
	2014	2013
Loss reserve discounting	$15,681	$17,690
Unearned premium reserve limitation	15,648	14,764
Other policyholders' funds payable	3,553	2,972
Other, net	1,145	1,761
Total deferred income tax asset	36,027	37,187
Net unrealized holding gains on investment securities	(42,195)	(26,049)
Deferred policy acquisition costs	(13,770)	(13,227)
Retirement benefits	(5,712)	(8,234)
Other, net	(3,004)	(2,499)
Total deferred income tax liability	(64,681)	(50,009)
Net deferred income tax liability	$(28,654)	$(12,822)

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s deferred income tax assets will be realized.

The actual income tax expense for the years ended December 31, 2014, 2013 and 2012 differed from the “expected” income tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Year ended December 31,
	2014	2013	2012
Computed "expected" income tax expense	$14,318	$21,298	$18,072
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(3,285)	(3,828)	(4,433)
Dividends received deduction	(828)	(876)	(723)
Proration of tax-exempt interest and dividends received deduction	617	706	773
Other, net	93	34	(22)
Total income tax expense	$10,915	$17,334	$13,667

Comprehensive income tax expense included in the consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014	2013	2012
Income tax expense (benefit) on:
Operations	$10,915	$17,334	$13,667
Change in unrealized holding gains on investment securities	16,146	(11,539)	10,043
Change in funded status of retirement benefit plans:
Pension plans	(2,619)	5,498	598
Postretirement benefit plans	(1,330)	12,103	350
Comprehensive income tax expense	$23,112	$23,396	$24,658

The Company had no provision for uncertain income tax positions at December 31, 2014 or 2013.  The Company recognized $1 and $3 of interest income related to U.S. federal income taxes during 2014 and 2012, respectively.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during 2014, 2013 or 2012.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011. The Company's 2011 income tax return has been audited and no adjustments were proposed.

11.	SURPLUS NOTES
The Company’s property and casualty insurance subsidiaries have $25,000 of surplus notes issued to Employers Mutual. Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense on these surplus notes was $337 in 2014, $384 in 2013 and $900 in 2012.  At December 31, 2014, the Company’s property and casualty insurance subsidiaries had received approval for the payment of the 2014 interest expense on the surplus notes.

12.	EMPLOYEE RETIREMENT PLANS
Employers Mutual has various employee benefit plans, including two defined benefit pension plans and two postretirement benefit plans that provide retiree healthcare and life insurance benefits.
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
Employers Mutual also offers postretirement benefit plans which provide certain health care and life insurance benefits for retired employees. Substantially all of its employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for Employers Mutual. Through 2014, the health care postretirement plan required contributions from participants and contained certain cost sharing provisions such as coinsurance and deductibles. On December 2, 2013, Employers Mutual notified its employees and retirees that effective January 1, 2015, the health care plan would be replaced with a new Employers Mutual - funded Health Reimbursement Arrangement (HRA). Under the HRA, Employers Mutual will reimburse participants for amounts expended to enroll in publicly available health care plans and/or pay for qualifying out-of-pocket health care costs, up to a pre-determined maximum per participant. The obligations of the HRA are based on the total amount of reimbursements expected to be made by Employers Mutual over the lives of the participants, rather than the total amount of medical benefits expected to be paid over the participants’ lives. Therefore, the obligations of the HRA are not impacted by changes in the cost of health care. As a result of this change, the postretirement benefit plans' benefit obligation decreased by $96,704 (the Company's share was $26,937) as of December 31, 2013. The life insurance plan is noncontributory.  The benefits provided under both plans are subject to change.
Employers Mutual maintains a Voluntary Employee Beneficiary Association (VEBA) trust that has historically been used to accumulate funds for the payment of postretirement health care and life insurance benefits. Contributions to the VEBA trust have been used to fund the projected postretirement benefit obligation, as well as pay benefits. Due to the significant reduction in the projected benefit obligation that occurred at December 31, 2013 with the announcement of the conversion to the HRA, the funded status of the postretirement benefit plans moved from a large underfunded position to an overfunded position. Future contributions to the VEBA trust are not anticipated for the foreseeable future.

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2014 and 2013, based upon measurement dates of December 31, 2014 and 2013, respectively.

	Pension plans		Postretirement benefit plans
	2014	2013	2014	2013
Change in projected benefit obligation:
Benefit obligation at beginning of year	$239,109	$247,290	$50,006	$155,102
Service cost	12,863	13,213	1,260	6,300
Interest cost	9,664	7,656	2,254	6,172
Actuarial (gain) loss	19,257	(14,459)	3,516	(18,582)
Benefits paid	(13,764)	(14,591)	(2,533)	(2,588)
Medicare subsidy reimbursements	—	—	—	306
Plan amendments	—	—	—	(96,704)
Projected benefit obligation at end of year	267,129	239,109	54,503	50,006

Change in plan assets:
Fair value of plan assets at beginning of year	288,750	240,034	67,276	57,815
Actual return on plan assets	15,029	48,623	4,547	11,549
Employer contributions	7,833	14,684	—	500
Benefits paid	(13,764)	(14,591)	(2,533)	(2,588)
Fair value of plan assets at end of year	297,848	288,750	69,290	67,276
Funded status	$30,719	$49,641	$14,787	$17,270

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2014 and 2013:
Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
	2014	2013	2014	2013
Assets:
Prepaid pension and postretirement benefits	$13,267	$18,310	$4,093	$4,811
Liability:
Pension and postretirement benefits	(4,162)	(3,401)	—	—
Net amount recognized	$9,105	$14,909	$4,093	$4,811

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”, before deferred income taxes:

	Pension plans		Postretirement benefit plans
	2014	2013	2014	2013
Net actuarial loss	$(15,097)	$(7,606)	$(7,258)	$(6,827)
Prior service (cost) credit	(25)	(34)	27,458	30,828
Net amount recognized	$(15,122)	$(7,640)	$20,200	$24,001

During 2015, the Company will amortize $641 of net actuarial loss and $10 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $494 of net actuarial loss and $3,317 of prior service credit associated with the postretirement benefit plans into net periodic postretirement benefit income in 2015.
Amounts recognized in the Company’s consolidated statements of comprehensive income, before deferred income taxes:

	Pension plans		Postretirement benefit plans
	2014	2013	2014	2013
Net actuarial gain (loss)	$(7,492)	$15,694	$(431)	$8,306
Prior service (cost) credit	10	15	(3,370)	26,274
Net amount recognized	$(7,482)	$15,709	$(3,801)	$34,580

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s non-qualified pension plan.  The amounts related to the qualified pension plan are not included since the plan assets exceeded the accumulated benefit obligation.

	Year ended December 31,
	2014	2013
Projected benefit obligation	$13,057	$10,856
Accumulated benefit obligation	12,121	10,485
Fair value of plan assets	—	—

The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
	2014	2013	2012
Pension plans:
Service cost	$12,863	$13,213	$12,386
Interest cost	9,664	7,656	8,819
Expected return on plan assets	(20,733)	(17,150)	(14,926)
Amortization of net actuarial loss	366	5,962	6,809
Amortization of prior service cost	31	50	291
Net periodic pension benefit cost	$2,191	$9,731	$13,379

Postretirement benefit plans:
Service cost	$1,260	$6,300	$6,150
Interest cost	2,254	6,172	6,537
Expected return on plan assets	(4,396)	(3,631)	(3,219)
Amortization of net actuarial loss	1,651	3,694	4,008
Amortization of prior service credit	(11,466)	(2,491)	(2,131)
Net periodic postretirement benefit cost (income)	$(10,697)	$10,044	$11,345

The net periodic postretirement benefit income recognized on Employers Mutual's postretirement benefit plans during 2014 is due to a plan amendment that was announced in the fourth quarter of 2013. This plan amendment generated a large prior service credit that is being amortized into net periodic benefit cost over a period of 10 years. In addition, the service cost and interest cost components of net periodic benefit cost of the revised plan declined significantly.

Net periodic pension benefit cost allocated to the Company amounted to $680, $3,013 and $4,115 in 2014, 2013 and 2012, respectively.  Net periodic postretirement benefit cost (income) allocated to the Company for the years ended December 31, 2014, 2013 and 2012 amounted to $(3,083), $2,912, and $3,287, respectively.
The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2014	2013
Pension plans:
Discount rate	3.57%	4.17%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.04%	4.71%

The weighted-average assumptions used to measure the net periodic benefit costs are as follows:

	Year ended December 31,
	2014	2013	2012
Pension plans:
Discount rate	4.17%	3.24%	4.13%
Expected long-term rate of return on plan assets	7.25%	7.25%	7.25%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.71%	4.03%	4.59%
Expected long-term rate of return on plan assets	6.75%	6.50%	6.25%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy. Due to the planned conversion of the postretirement health care plan to an HRA effective January 1, 2015, an assumption for the health care cost trend rate is no longer necessary.

	Year ended December 31,
	2014	2013
Assumed health care cost trend rate:
Health care cost trend rate assumed for next year	N/A	7.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	N/A	5.00%
Year that the rate reaches the ultimate trend rate	N/A	2024

The following benefit payments, which reflect expected future service, are expected to be paid from the plans over the next ten years:

	Pension benefits	Postretirement benefits
2015	$23,982	$2,698
2016	21,655	2,861
2017	21,601	2,966
2018	22,418	3,172
2019	23,668	3,259
2020 - 2024	119,109	16,966

The Company manages its VEBA trust assets internally.  Assets contained in the VEBA trust to fund Employers Mutual’s postretirement benefit obligations are currently invested in universal life insurance policies (issued by EMC National Life Company, an affiliate of Employers Mutual), mutual funds and an exchange-traded fund (ETF).  The mutual funds are fixed income, international equity and domestic equity funds.  The ETF is an emerging markets fund.
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

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash accumulation value, which approximates fair value.
The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

		Fair value measurements using
December 31, 2014	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$4,644	$4,644	$—	$—
Emerging markets ETF	4,187	4,187	—	—
Mutual funds:
Equity	36,451	36,451	—	—
Tax-exempt fixed income	3,425	3,425	—	—
International equity	7,175	7,175	—	—
Life insurance contracts	13,408	—	—	13,408
Total benefit plan assets	$69,290	$55,882	$—	$13,408

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$575	$575	$—	$—
Emerging markets ETF	3,224	3,224	—	—
Mutual funds:
Equity	39,710	39,710	—	—
Tax-exempt fixed income	2,865	2,865	—	—
International equity	7,675	7,675	—	—
Life insurance contracts	13,227	—	—	13,227
Total benefit plan assets	$67,276	$54,049	$—	$13,227

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013.

	Fair value measurements using significant unobservable inputs (Level 3)
	Life insurance contracts
	2014	2013
Balance at beginning of year	$13,227	$12,872
Actual return on plan assets:
Increase in cash accumulation value of life insurance contracts	367	355
Gain on life insurance death benefit	89	—
Settlement of life insurance death benefit	(275)	—
Balance at end of year	$13,408	$13,227

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

The fair values of the assets held in Employers Mutual’s defined benefit retirement plan are as follows:

		Fair value measurements using
December 31, 2014	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bond and mortgage separate account	$34,901	$—	$34,901	$—
Pooled separate accounts:
U.S. stock funds	119,577	—	119,577	—
International stock funds	57,955	—	57,955	—
U.S. bond funds	63,443	—	63,443	—
Real estate fund	17,735	—	17,735	—
Short-term funds	4,237	—	4,237	—
Total benefit plan assets	$297,848	$—	$297,848	$—

		Fair value measurements using
December 31, 2013	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Bond and mortgage separate account	$32,843	$—	$32,843	$—
Pooled separate accounts:
U.S. stock funds	110,279	—	110,279	—
International stock funds	62,840	—	62,840	—
U.S. bond funds	60,200	—	60,200	—
Real estate fund	13,758	—	13,758	—
Short-term funds	7,672	—	7,672	—
Real estate securities fund	1,158	1,158	—	—
Total benefit plan assets	$288,750	$1,158	$287,592	$—

Employers Mutual plans to contribute approximately $7,000 to the pension plan in 2015. No contributions are expected to be made to the VEBA trust in 2015.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $1,688, $1,457 and $1,823 in 2014, 2013 and 2012, respectively.

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
The Company recognized compensation expense from these plans of $357 ($233 net of tax), $289 ($190 net of tax) and $240 ($174 net of tax) in 2014, 2013 and 2012, respectively.
A summary of the stock option activity under Employers Mutual’s stock plans for 2014, 2013 and 2012 is as follows:

	Year ended December 31,
	2014		2013		2012
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding, beginning of year	1,135,207	$22.17	1,588,958	$21.89	1,437,095	$21.92
Granted	—	—	—	—	263,162	20.98
Exercised	(200,304)	21.36	(406,532)	21.26	(42,619)	17.97
Expired	(22,945)	22.52	(47,219)	20.35	(68,680)	21.51
Forfeited	(10,825)	22.94	—	—	—	—
Outstanding, end of year	901,133	$22.34	1,135,207	$22.17	1,588,958	$21.89

Exercisable, end of year	642,464	$22.41	686,863	$22.37	894,706	$21.96

Employers Mutual uses the average of the high and low trading prices of the Company's stock on the date of grant to determine the fair value of its restricted stock awards. Employers Mutual estimated the fair value of the 2012 option grant on the date of grant using the Black-Scholes-Merton option-pricing model with the following weighted-average assumptions:

Year ended December 31,
2012
Estimated dividend yield	3.81%
Expected volatility	25.2% - 44.7%
Weighted-average volatility	35.61%
Risk-free interest rate	0.06% - 1.51%
Expected term (years)	0.25 - 6.40

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

At December 31, 2014, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock plans that are not currently vested was $194, with a 1.56 year weighted-average period over which the compensation expense is expected to be recognized.  At December 31, 2014, the Company’s portion of the unrecognized compensation cost associated with restricted stock awards issued under Employers Mutual’s stock plans that are not currently vested was $690, with a 2.76 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested restricted stock activity under Employers Mutual’s stock plans for 2014 and 2013 is as follows:

	Year ended December 31,
	2014		2013
	Number of awards	Weighted- average grant-date fair value	Number of awards	Weighted- average grant-date fair value
Non-vested, beginning of year	56,668	$25.90	—	$—
Granted	62,764	30.74	57,720	25.90
Vested	(14,117)	25.90	—	—
Forfeited	(1,375)	26.61	(1,052)	25.90
Non-vested, end of year	103,940	$28.81	56,668	$25.90

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock plans was $606, $844 and $54 in 2014, 2013 and 2012, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company receives the full fair value, as of the exercise date, for all shares issued in connection with option exercises. The Company also receives the full fair value, as of the grant date, for all shares issued in connection with the grant of restricted stock awards.  The Company's portion of the total fair value of restricted stock awards that vested in 2014 was $110 (no restricted stock awards vested prior to 2014). Additional information relating to options outstanding and options vested (exercisable) at December 31, 2014 is as follows:

	December 31, 2014
	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining term
Options outstanding	901,133	$22.34	$11,164	4.30
Options exercisable	642,464	$22.41	$7,912	3.61

The 2003 Plan does not generally generate income tax deductions for the Company because only incentive stock options could be issued under the plan.  The Company has recorded a deferred income tax benefit for a portion of the compensation expense associated with the March 2008 grant and for all subsequent grants (all made under the 2007 Plan) because non-qualified options and restricted stock awards were issued.  The Company’s portion of the current income tax deduction realized from exercises of non-qualified stock options was $152, $165 and $2 in 2014, 2013 and 2012, respectively.  These actual deductions are generally in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits) and are reflected in the statement of cash flows as a financing cash inflow (outflow if less) with an offsetting cash flow from operating activities of $103, $96 and $(3) as the Company’s portion in 2014, 2013 and 2012, respectively.  The income tax benefit that results from disqualifying dispositions of stock purchased through the exercise of incentive stock options is deemed immaterial.

Employee Stock Purchase Plan
On May 30, 2008, the Company registered 500,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  All employees are eligible to participate in the plan. An employee may participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution (employees designated as “Insiders” are required to give six months advance notice prior to participating in the plan).  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Employers Mutual, and the Board has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants.  Expenses allocated to the Company in connection with this plan totaled $35, $45 and $39 in 2014, 2013 and 2012, respectively.
During 2014, shares were purchased under the plan at prices ranging from $24.93 to $30.32.  Activity under the plan was as follows:

	Year ended December 31,
	2014	2013	2012
Shares available for purchase, beginning of year	339,166	370,400	407,102
Shares purchased under the plan	(24,860)	(31,234)	(36,702)
Shares available for purchase, end of year	314,306	339,166	370,400

Non-Employee Director Stock Purchase Plan
On March 14, 2013, the Company registered 200,000 shares of the Company’s common stock for issuance under the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the period of the 2023 annual meetings.  The plan is administered by the Corporate Governance and Nominating Committee of the Board of Directors of Employers Mutual.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of the participants.  The 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan is no longer active.   All outstanding options granted under this plan expired in May, 2013, and no further options can be granted due to the expiration of the term of the plan.  On April 26, 2013, a total of 148,204 shares reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan were deregistered. Expenses allocated to the Company in connection with this plan totaled $49, $36 and $22 in 2014, 2013 and 2012, respectively.
During 2014, shares were purchased under the plan at prices ranging from $21.56 to $24.31.  Activity under the plan was as follows:

	Year ended December 31,
	2014	2013	2012
Shares available for purchase, beginning of year	196,165	149,404	155,467
Shares registered for use in the 2013 plan	—	200,000	—
Shares deregistered under the 2003 plan	—	(148,204)	—
Shares purchased under the plan	(9,626)	(5,035)	(6,063)
Shares available for purchase, end of year	186,539	196,165	149,404

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
Employers Mutual did not participate in this plan in 2014, 2013 or 2012.  Activity under the plan was as follows:

	Year ended December 31,
	2014	2013	2012
Shares available for purchase, beginning of year	658,957	—	161,236
Shares registered for use in the plan	—	661,185	—
Shares deregistered under the plan	—	—	(161,185)
Shares purchased under the plan	(4,139)	(2,228)	(51)
Shares available for purchase, end of year	654,818	658,957	—
Lowest purchase price	$28.03	$28.11	$21.38
Highest purchase price	$35.39	$31.47	$23.22

Stock Appreciation Rights (SAR) agreement
On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray) at that time.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under ASC Topic 718.  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value stipulated in the SAR agreement.  The full value of this agreement was expensed in 2006 because Mr. Murray was eligible for retirement and was entitled to keep the award at retirement, and as a result, the award did not have any subsequent service requirements. Subsequent changes in the fair value of this agreement are reflected as compensation expense, until the agreement is ultimately settled in 2016.  Expenses allocated to the Company during 2014 associated with this award totaled $15. The Company did not recognize any compensation expense related to this award during either 2013 or 2012 because the fair value of the award did not exceed the floor amount in the agreement.

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

	Accumulated other comprehensive income by component (1)
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2012	$69,806	$(22,054)	$47,752
Other comprehensive income (loss) before reclassifications	(15,582)	31,266	15,684
Amounts reclassified from accumulated other comprehensive income	(5,848)	1,422	(4,426)
Other comprehensive income (loss)	(21,430)	32,688	11,258
Balance at December 31, 2013	48,376	10,634	59,010
Other comprehensive income (loss) before reclassifications	34,663	(5,560)	29,103
Amounts reclassified from accumulated other comprehensive income	(4,677)	(1,774)	(6,451)
Other comprehensive income (loss)	29,986	(7,334)	22,652
Balance at December 31, 2014	$78,362	$3,300	$81,662

(1)	All amounts are net of tax. Amounts in parentheses indicate debits.

The following tables display amounts reclassified out of accumulated other comprehensive income during the years ended December 31, 2014 and 2013, respectively.

	Amounts reclassified from accumulated other comprehensive income (1)
Accumulated other comprehensive income components	Year ended December 31, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$7,195	Net realized investment gains
Deferred income tax expense	(2,518)	Income tax expense, current
Net reclassification adjustment	4,677

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(578)	(2)
Prior service credit	3,307	(2)
Total before tax	2,729
Deferred income tax expense	(955)	Income tax expense, current
Net reclassification adjustment	1,774

Total reclassification adjustment	$6,451

(1)	Amounts in parentheses indicate debits to net income

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit cost (income) (see Note 12, Employee Retirement Plans, for additional details).

	Amounts reclassified from accumulated other comprehensive income (1)
Accumulated other comprehensive income components	Year ended December 31, 2013	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$8,997	Net realized investment gains
Deferred income tax expense	(3,149)	Income tax expense, current
Net reclassification adjustment	5,848

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(2,895)	(2)
Prior service credit	708	(2)
Total before tax	(2,187)
Deferred income tax expense	765	Income tax expense, current
Net reclassification adjustment	(1,422)

Total reclassification adjustment	$4,426

(1)	Amounts in parentheses indicate debits to net income

(2)
These accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit cost (income) (see Note 12, Employee Retirement Plans, for additional details).

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

Stock Purchase Plan
During the second quarter of 2005, Employers Mutual initiated a new $15,000 stock purchase program under which Employers Mutual will purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is in effect.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2014, 2013 and 2012.  As of December 31, 2014, $4,491 remained available under this plan for additional purchases.

16.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2014 (new lease agreement is in place for 2015 through 2024).  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2024.  All of these lease costs are included as expenses under the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2014.

	Payments due by period
	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Lease commitments
Real estate operating leases	$8,632	$1,341	$2,510	$2,287	$2,494

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $931 and $894 as of December 31, 2014 and 2013, respectively.  Premium tax offsets of $969 and $894, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2014 and 2013, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1,694 and $1,747 as of December 31, 2014 and 2013, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183 at December 31, 2014 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.
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

17. UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
	March 31	June 30	September 30	December 31
2014
Total revenues (1)	$146,231	$147,733	$150,659	$149,844

Income before income tax expense	$14,889	$270	$1,883	$23,865
Income tax expense (benefit)	4,294	(744)	(346)	7,711
Net income	$10,595	$1,014	$2,229	$16,154

Net income per common share - basic and diluted (2)	$0.79	$0.08	$0.16	$1.19

	Three months ended,
	March 31	June 30	September 30	December 31
2013
Total revenues (1)	$134,284	$138,466	$143,552	$151,683

Income before income tax expense	$20,509	$7,949	$9,564	$22,831
Income tax expense (benefit)	6,236	1,737	2,365	6,996
Net income	$14,273	$6,212	$7,199	$15,835

Net income per common share - basic and diluted (2)	$1.10	$0.48	$0.55	$1.20

(1)
Amounts include the reclassification of foreign currency exchange rate gains (losses) to other income in the consolidated financial statements. Prior to the fourth quarter of 2014, these amounts were reported as a component of other expenses.

(2)
Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income per share may not total to annual net income per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated March 6, 2015 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedules listed in Item 15(a) 2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 6, 2015

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule I – Summary of Investments-
Other than Investment in Related Parties
December 31, 2014

($ in thousands, except share and per share amounts)
Type of investment	Cost	Fair value	Amount at which shown in the balance sheet

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,574	$9,703	$9,703
U.S. government-sponsored agencies	215,425	215,616	215,616
Obligations of states and political subdivisions	299,258	326,058	326,058
Commercial mortgage-backed	42,996	46,762	46,762
Residential mortgage-backed	100,296	97,953	97,953
Other asset-backed	14,798	16,005	16,005
Corporate	397,659	415,402	415,402
Total fixed maturity securities	1,080,006	1,127,499	1,127,499

Equity securities:
Common stocks:
Financial services	22,586	34,379	34,379
Information technology	15,755	26,865	26,865
Healthcare	14,673	26,852	26,852
Consumer staples	10,584	16,694	16,694
Consumer discretionary	11,304	22,691	22,691
Energy	15,837	22,863	22,863
Industrials	9,658	18,221	18,221
Other	11,493	16,056	16,056
Non-redeemable preferred stocks	12,082	12,415	12,415
Total equity securities	123,972	197,036	197,036

Other long-term investments	6,227	6,227	6,227

Short-term investments	53,262	53,262	53,262
Total investments	$1,263,467	$1,384,024	$1,384,024

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets

	December 31,
($ in thousands, except share and per share amounts)	2014	2013
ASSETS
Investment in common stock of subsidiaries (equity method)	$495,288	$441,984
Short-term investments	6,731	12,687
Cash	274	149
Prepaid assets	87	67
Accounts receivable	69	—
Income taxes recoverable	559	481
Total assets	$503,008	$455,368

LIABILITIES
Accounts payable	$80	$101
Amounts due affiliate to settle inter-company transaction balances	42	57
Total liabilities	122	158

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,562,980 shares in 2014 and 13,306,027 shares in 2013	13,563	13,306
Additional paid-in capital	106,672	99,309
Accumulated other comprehensive income	81,662	59,010
Retained earnings	300,989	283,585
Total stockholders' equity	502,886	455,210
Total liabilities and stockholders' equity	$503,008	$455,368
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Income

	Year ended December 31,
($ in thousands, except share and per share amounts)	2014	2013	2012
REVENUES
Dividends received from subsidiaries	$378	$9,974	$12,050
Investment loss	(12)	(10)	(10)
Total revenues	366	9,964	12,040
Operating expenses (affiliated $777, $605 and $584)	1,584	1,364	1,299
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	(1,218)	8,600	10,741
Income tax benefit	(558)	(481)	(462)
Income (loss) before equity in undistributed net income of subsidiaries	(660)	9,081	11,203
Equity in undistributed net income of subsidiaries	30,652	34,438	26,763
Net income	$29,992	$43,519	$37,966
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Comprehensive Income

	Year ended December 31,
($ in thousands, except share and per share amounts)	2014	2013	2012
Net income	$29,992	$43,519	$37,966

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains (losses) on investment securities, net of deferred income taxes	34,663	(15,582)	23,863
Reclassification adjustment for realized investment gains included in net income, net of income taxes	(4,677)	(5,848)	(5,211)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income taxes:
Net actuarial loss	375	1,882	2,108
Prior service credit	(2,149)	(460)	(344)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,774)	1,422	1,764
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	(5,525)	13,718	(736)
Prior service (cost) credit	(35)	17,548	732
Total change in funded status of affiliate's pension and postretirement benefit plans	(5,560)	31,266	(4)

Other comprehensive income	22,652	11,258	20,412

Total comprehensive income	$52,644	$54,777	$58,378
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands, except share and per share amounts)	2014	2013	2012
Net cash provided by (used in) operating activities	$(738)	$9,544	$11,117

Cash flows from investing activities
Net (purchases) sales of short-term investments	5,956	(8,715)	(1,198)
Net cash (used in) provided by investing activities	5,956	(8,715)	(1,198)

Cash flows from financing activities
Issuance of common stock through affiliate’s stock plans	7,392	10,208	692
Excess tax benefit associated with affiliate’s stock plans	103	96	(3)
Dividends paid to stockholders (affiliated $(7,377), $(6,749) and $(6,357))	(12,588)	(11,275)	(10,439)
Net cash used in financing activities	(5,093)	(971)	(9,750)

Net increase (decrease) in cash	125	(142)	169
Cash at the beginning of the year	149	291	122
Cash at the end of the year	$274	$149	$291

Income taxes recovered	$481	$—	$471
Interest paid	$—	$—	$—
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule III – Supplementary Insurance Information
For Years Ended December 31, 2014, 2013 and 2012

($ in thousands, except share and per share amounts)
Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2014
Property and casualty insurance	$33,855	$463,458	$204,357	$422,381	$33,509	$298,033	$72,768	$54,385	$433,707
Reinsurance	5,488	197,851	27,736	118,341	12,968	87,441	26,274	2,441	118,903
Parent company	—	—	—	—	(12)	—	—	—	—
Consolidated	$39,343	$661,309	$232,093	$540,722	$46,465	$385,474	$99,042	$56,826	$552,610

Year ended December 31, 2013
Property and casualty insurance	$32,740	$425,758	$191,714	$392,719	$31,397	$260,917	$68,851	$62,522	$405,049
Reinsurance	5,052	184,423	28,913	122,787	11,635	72,370	25,877	3,232	129,028
Parent company	—	—	—	—	(10)	—	—	—	—
Consolidated	$37,792	$610,181	$220,627	$515,506	$43,022	$333,287	$94,728	$65,754	$534,077

Year ended December 31, 2012
Property and casualty insurance	$30,872	$412,317	$177,618	$357,139	$32,214	$233,892	$63,641	$59,183	$371,235
Reinsurance	3,554	170,780	18,597	101,707	11,941	69,496	20,634	1,736	107,246
Parent company	—	—	—	—	(10)	—	—	—	—
Consolidated	$34,426	$583,097	$196,215	$458,846	$44,145	$303,388	$84,275	$60,919	$478,481

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule IV – Reinsurance
For Years Ended December 31, 2014, 2013 and 2012

	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2014
Consolidated earned premiums	$372,658	$423,602	$591,666	$540,722	109.4%

Year ended December 31, 2013
Consolidated earned premiums	$361,010	$413,422	$567,918	$515,506	110.2%

Year ended December 31, 2012
Consolidated earned premiums	$328,227	$368,870	$499,489	$458,846	108.9%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations
For Years Ended December 31, 2014, 2013 and 2012

	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income
Year ended December 31, 2014	$39,343	$661,309	$—	$232,093	$540,722	$46,477
Year ended December 31, 2013	$37,792	$610,181	$—	$220,627	$515,506	$43,032
Year ended December 31, 2012	$34,426	$583,097	$—	$196,215	$458,846	$44,155

	Losses and settlement expenses incurred related to		Amortization of deferred policy acquisition costs	Paid losses and settlement expenses	Premiums written
	Current year	Prior years
Year ended December 31, 2014	$406,266	$(20,792)	$99,042	$330,087	$552,610
Year ended December 31, 2013	$346,072	$(12,785)	$94,728	$305,266	$534,077
Year ended December 31, 2012	$329,121	$(25,733)	$84,275	$308,137	$478,481

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.
The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015.
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015.
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 13, 2015.
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
See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2015, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2015, which information is incorporated herein by reference.
Information regarding securities authorized for issuance under equity compensation plans appears in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2015, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 13, 2015, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management's Report on Internal Control Over Financial Reporting	102
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	103
	Report of Independent Registered Public Accounting Firm	104
	Consolidated Balance Sheets, December 31, 2014 and 2013	105
	Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012	107
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	108
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014, 2013 and 2012	109
	Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	110
	Notes to Consolidated Financial Statements	112

2.	Schedules

	Report of Independent Registered Public Accounting Firm	160
	Schedule I - Summary of Investments - Other Than Investments in Related Parties	161
	Schedule II - Condensed Financial Information of Registrant	162
	Schedule III - Supplementary Insurance Information	166
	Schedule IV - Reinsurance	167
	Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations	168

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Exhibits required by Item 601

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company's Form 10-K for the calendar year ended December 31, 2013)

	3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on May 30, 2013 under Item 5.03)

10.	Material contracts

10.1.1
EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended (incorporated by reference to Exhibit 10.1.1 filed with the Company's Form 10-K for the calendar year ended December 31, 2010)

10.1.2
100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company, effective January 1, 2011 (incorporated by reference to Exhibit 10.1.2 filed with the Company’s Form 8-K filed on December 22, 2010 under Item 1.01)

10.1.3
Excess of Loss Reinsurance Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company, effective January 1, 2011, as amended (incorporated by reference to Exhibit 10.1.3 filed with the Company’s Form 8-K filed on January 22, 2014 under Item 1.01)

10.2.1	Summary of 2014 base salary compensation for the Company’s named executive officers (incorporated by reference to the Company’s Form 8-K filed on March 12, 2014 under Item 5.02)*

10.2.2	Summary of compensation for the Company’s non-employee directors (incorporated by reference to the Company's Form 8-K filed on March 4, 2014 under Item 1.01)*

10.2.3	Senior Executive Compensation Bonus Program (incorporated by reference to Exhibit 10.2.3 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company (incorporated by reference to Exhibit 10.2.4 filed with the Company’s Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.5	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.6	EMC Reinsurance Company Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.6 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.3.1	Deferred Bonus Compensation Plan (incorporated by reference to Exhibit 10.3.1 filed with the Company's Form 10-K for the calendar year ended December 31, 2010)*

10.3.2
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated (incorporated by reference to Exhibit 10.3.2 filed with the Company's Form 10-K for the calendar year ended December 31, 2013)*

10.3.3
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II (incorporated by reference to Exhibit 10.3.3 filed with the Company’s Form 10-K for the calendar year ended December 31, 2012)*

10.3.4
Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated (incorporated by reference to Exhibit 10.3.4 filed with the Company's Form 8-K filed on November 18, 2013 under Item 1.01)*

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10.3.5 filed with the Company's Form 10-K for the calendar year ended December 31, 2013)*

10.3.6	Stock Appreciation Rights Agreement for William A. Murray (incorporated by reference to Exhibit 10.3.7 filed with the Company's Form 10-K for the calendar year ended December 31, 2011)*

10.3.7	Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan*

10.4.1	Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan*

10.4.2	2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan (incorporated by reference to Registration No. 333-187250)*

10.4.3	2003 Employers Mutual Casualty Company Incentive Stock Option Plan (incorporated by reference to Registration No. 333-103722 and 333-128315)*

10.4.4	2007 Employers Mutual Casualty Company Stock Incentive Plan (incorporated by reference to Registration No. 333-143457)*

10.4.5	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Registration No. 333-187622)

10.5.1	Surplus Note – EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

10.5.2	Surplus Note – Illinois EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.2 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

10.5.3	Surplus Note – Dakota Fire Insurance Company (incorporated by reference to Exhibit 10.5.3 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

	10.5.4	Inter-Company Loan Agreement (incorporated by reference to Exhibit 10.5.4 filed with the Company's Form 8-K on January 9, 2012 under Item 1.01)

	10.6.1	Investment Management Agreement (incorporated by reference to Exhibit 10.6.1 filed with the Company’s Form 10-K for the calendar year ended December 31, 2012)

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

	24.	Power of Attorney

	31.1	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	XBRL Instance Document

	101.SCH	XBRL Taxonomy Extension Schema Document

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2015.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 6, 2015.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer
and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Accounting Officer)

/s/ Mark E. Reese
Stephen A. Crane*
Chairman of the Board

/s/ Mark E. Reese
Jonathan R. Fletcher*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director
* by power of attorney

EMC Insurance Group Inc. and Subsidiaries
Index to Exhibits

Exhibit		Page
number	Item	number

10.3.7*	Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan	176

10.4.1*	Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan	187

21*	Subsidiaries of the Registrant	197

23*	Consent of Independent Registered Public Accounting Firm	198

24*	Power of Attorney	199

31.1*	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002	200

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002	201

32.1*	Certification of the President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	202

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	203

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed