Form 10-Q
period 2015-03-31
EMC INSURANCE GROUP INC
filed 2015-05-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common stock, $1.00 par value	13,723,395

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,084,305 and $1,080,006)	$1,138,223	$1,127,499
Equity securities available-for-sale, at fair value (cost $127,418 and $123,972)	199,557	197,036
Other long-term investments	9,717	6,227
Short-term investments	47,233	53,262
Total investments	1,394,730	1,384,024

Cash	404	383
Reinsurance receivables due from affiliate	27,304	28,603
Prepaid reinsurance premiums due from affiliate	7,098	8,865
Deferred policy acquisition costs (affiliated $40,605 and $38,930)	41,128	39,343
Amounts due from affiliate to settle inter-company transaction balances	7,594	—
Prepaid pension and postretirement benefits due from affiliate	17,134	17,360
Accrued investment income	11,403	10,295
Accounts receivable	2,179	1,767
Goodwill	942	942
Other assets (affiliated $3,966 and $4,900)	4,043	6,238
Total assets	$1,513,959	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $647,663 and $650,652)	$657,285	$661,309
Unearned premiums (affiliated $232,814 and $230,460)	234,471	232,093
Other policyholders' funds (all affiliated)	11,109	10,153
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	8,559
Pension benefits payable to affiliate	3,963	4,162
Income taxes payable	8,671	3
Deferred income taxes	30,791	28,654
Other liabilities (affiliated $15,394 and $23,941)	15,470	25,001
Total liabilities	986,760	994,934

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 20,000,000 shares; issued and outstanding, 13,700,025 shares in 2015 and 13,562,980 shares in 2014	13,700	13,563
Additional paid-in capital	110,684	106,672
Accumulated other comprehensive income	84,884	81,662
Retained earnings	317,931	300,989
Total stockholders' equity	527,199	502,886
Total liabilities and stockholders' equity	$1,513,959	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2015	2014
REVENUES
Premiums earned (affiliated $137,419 and $131,932)	$138,731	$133,080
Investment income, net	11,206	11,855
Net realized investment gains, excluding impairment losses on securities available-for-sale	1,401	1,578
Total "other-than-temporary" impairment losses on securities available-for-sale	(618)	(316)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(618)	(316)
Net realized investment gains	783	1,262
Other income (affiliated $657 and $129)	1,615	34
Total revenues	152,335	146,231

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $75,272 and $88,691)	75,785	88,969
Dividends to policyholders (all affiliated)	2,900	1,716
Amortization of deferred policy acquisition costs (affiliated $25,212 and $24,429)	25,441	24,615
Other underwriting expenses (all affiliated)	17,521	15,430
Interest expense (all affiliated)	84	84
Other expense (affiliated $441 and $324)	667	528
Total losses and expenses	122,398	131,342
Income before income tax expense	29,937	14,889

INCOME TAX EXPENSE
Current	9,205	4,102
Deferred	402	192
Total income tax expense	9,607	4,294
Net income	$20,330	$10,595

Net income per common share - basic and diluted	$1.49	$0.79

Dividend per common share	$0.25	$0.23

Average number of common shares outstanding - basic and diluted	13,624,201	13,348,730
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2015	2014
Net income	$20,330	$10,595

OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized holding gains on investment securities, net of deferred income tax expense of $2,689 and $5,866	4,993	10,894
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(764) and $(571)	(1,418)	(1,059)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(190) and $(242):
Net actuarial loss	184	88
Prior service credit	(537)	(537)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(353)	(449)

Other comprehensive income	3,222	9,386

Total comprehensive income	$23,552	$19,981
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,330	$10,595
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $(2,989) and $17,442)	(4,024)	17,168
Unearned premiums (affiliated $2,354 and $1,872)	2,378	1,986
Other policyholders' funds due to affiliate	956	(20)
Amounts due to/from affiliate to settle inter-company transaction balances	(16,153)	(16,482)
Net pension and postretirement benefits due from affiliate	(516)	(809)
Reinsurance receivables due from affiliate	1,299	(696)
Prepaid reinsurance premiums due from affiliate	1,767	651
Commissions payable (affiliated $(6,075) and $(6,518))	(6,072)	(6,516)
Deferred policy acquisition costs (affiliated $(1,675) and $(673))	(1,785)	(726)
Accrued investment income	(1,108)	(578)
Current income tax	8,702	2,532
Deferred income tax	402	192
Net realized investment gains	(783)	(1,262)
Other, net (affiliated $(1,540) and $(3,930))	291	(3,887)
Total adjustments to reconcile net income to net cash provided by operating activities	(14,646)	(8,447)
Net cash provided by operating activities	5,684	2,148
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(66,928)	(14,494)
Disposals of fixed maturity securities available-for-sale	61,119	22,216
Purchases of equity securities available-for-sale	(17,269)	(12,664)
Disposals of equity securities available-for-sale	15,710	10,283
Purchases of other long-term investments	(5,141)	(4,367)
Disposals of other long-term investments	88	—
Net purchases of short-term investments	6,029	(4,151)
Net cash used in investing activities	(6,392)	(3,177)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	4,083	4,364
Excess tax benefit associated with affiliate’s stock plans	34	58
Dividends paid to stockholders (affiliated $(1,962) and $(1,805))	(3,388)	(3,064)
Net cash provided by financing activities	729	1,358
NET INCREASE IN CASH	21	329
Cash at the beginning of the year	383	239
Cash at the end of the quarter	$404	$568
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
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting. Because of the nature of this investment, which is used solely to support the equity tail-risk hedging strategy, changes in the carrying value of the limited partnership are recorded as realized investment gains (losses), rather than as a component of investment income.
Certain amounts previously reported in the prior years’ consolidated financial statements have been reclassified or adjusted to conform to current year presentation.
In reading these financial statements, reference should be made to the Company’s 2014 Form 10-K or the 2014 Annual Report to Stockholders for more detailed footnote information.

2.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2015 and 2014 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended March 31, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$88,760	$—	$88,760
Assumed from nonaffiliates	971	37,977	38,948
Assumed from affiliates	113,145	—	113,145
Ceded to nonaffiliates	(5,320)	(881)	(6,201)
Ceded to affiliates	(88,760)	(2,968)	(91,728)
Net premiums written	$108,796	$34,128	$142,924

Premiums earned
Direct	$89,852	$—	$89,852
Assumed from nonaffiliates	1,033	35,871	36,904
Assumed from affiliates	112,761	—	112,761
Ceded to nonaffiliates	(5,589)	(2,377)	(7,966)
Ceded to affiliates	(89,852)	(2,968)	(92,820)
Net premiums earned	$108,205	$30,526	$138,731

Losses and settlement expenses incurred
Direct	$35,437	$—	$35,437
Assumed from nonaffiliates	546	20,900	21,446
Assumed from affiliates	55,898	243	56,141
Ceded to nonaffiliates	231	(1,926)	(1,695)
Ceded to affiliates	(35,437)	(107)	(35,544)
Net losses and settlement expenses incurred	$56,675	$19,110	$75,785

	Three months ended March 31, 2014
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$90,040	$—	$90,040
Assumed from nonaffiliates	788	39,514	40,302
Assumed from affiliates	107,048	—	107,048
Ceded to nonaffiliates	(5,322)	(3,762)	(9,084)
Ceded to affiliates	(90,041)	(2,860)	(92,901)
Net premiums written	$102,513	$32,892	$135,405

Premiums earned
Direct	$91,075	$—	$91,075
Assumed from nonaffiliates	844	38,950	39,794
Assumed from affiliates	105,881	—	105,881
Ceded to nonaffiliates	(5,478)	(4,257)	(9,735)
Ceded to affiliates	(91,075)	(2,860)	(93,935)
Net premiums earned	$101,247	$31,833	$133,080

Losses and settlement expenses incurred
Direct	$48,010	$—	$48,010
Assumed from nonaffiliates	602	24,400	25,002
Assumed from affiliates	68,172	291	68,463
Ceded to nonaffiliates	(1,048)	(3,467)	(4,515)
Ceded to affiliates	(48,010)	19	(47,991)
Net losses and settlement expenses incurred	$67,726	$21,243	$88,969

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

3.	SEGMENT INFORMATION

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

Summarized financial information for the Company’s segments is as follows:

Three months ended March 31, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$108,205	$30,526	$—	$138,731

Underwriting profit (loss)	14,078	3,006	—	17,084
Net investment income (loss)	8,026	3,184	(4)	11,206
Realized investment gains	700	83	—	783
Other income (loss)	182	1,433	—	1,615
Interest expense	84	—	—	84
Other expenses	206	—	461	667
Income (loss) before income tax expense (benefit)	$22,696	$7,706	$(465)	$29,937

Assets	$1,066,912	$439,382	$527,485	$2,033,779
Eliminations	—	—	(518,915)	(518,915)
Reclassifications	—	—	(905)	(905)
Total assets	$1,066,912	$439,382	$7,665	$1,513,959

Three months ended March 31, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$101,247	$31,833	$—	$133,080

Underwriting profit (loss)	(475)	2,825	—	2,350
Net investment income (loss)	8,616	3,243	(4)	11,855
Realized investment gains	1,011	251	—	1,262
Other income (loss)	201	(167)	—	34
Interest expense	84	—	—	84
Other expenses	174	—	354	528
Income (loss) before income tax expense (benefit)	$9,095	$6,152	$(358)	$14,889

Year ended December 31, 2014
Assets	$1,057,429	$434,139	$503,008	$1,994,576
Eliminations	—	—	(495,288)	(495,288)
Reclassifications	(909)	—	(559)	(1,468)
Total assets	$1,056,520	$434,139	$7,161	$1,497,820

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2015 and 2014, by line of insurance.

	Three months ended March 31,
($ in thousands)	2015	2014
Property and casualty insurance segment
Commercial lines:
Automobile	$25,396	$22,802
Property	25,066	23,317
Workers' compensation	22,367	21,053
Liability	22,416	20,455
Other	1,966	1,779
Total commercial lines	97,211	89,406

Personal lines:
Automobile	5,817	6,411
Property	4,974	5,244
Liability	203	186
Total personal lines	10,994	11,841
Total property and casualty insurance	$108,205	$101,247

Reinsurance segment
Pro rata reinsurance:
Property and liability	$1,239	$1,064
Property	3,567	5,777
Crop	294	438
Liability	3,801	2,792
Marine	3,403	3,411
Total pro rata reinsurance	12,304	13,482

Excess of loss reinsurance:
Property	14,462	15,459
Liability	3,756	2,891
Surety	4	1
Total excess of loss reinsurance	18,222	18,351
Total reinsurance	$30,526	$31,833

Consolidated	$138,731	$133,080

4.	INCOME TAXES
The actual income tax expense for the three months ended March 31, 2015 and 2014 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended March 31,
($ in thousands)	2015	2014
Computed "expected" income tax expense	$10,478	$5,211
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(698)	(944)
Dividends received deduction	(258)	(220)
Proration of tax-exempt interest and dividends received deduction	143	175
Other, net	(58)	72
Total income tax expense	$9,607	$4,294

The Company had no provision for uncertain income tax positions at March 31, 2015 or December 31, 2014.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2015 or 2014.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011.  The Company’s 2011 income tax return has been audited and no adjustments were proposed.

5.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
($ in thousands)	2015	2014
Pension plans:
Service cost	$3,644	$3,191
Interest cost	2,278	2,381
Expected return on plan assets	(5,075)	(5,183)
Amortization of net actuarial loss	517	64
Amortization of prior service cost	8	8
Net periodic pension benefit cost	$1,372	$461

Postretirement benefit plans:
Service cost	$353	$315
Interest cost	537	564
Expected return on plan assets	(1,104)	(1,099)
Amortization of net actuarial loss	436	413
Amortization of prior service credit	(2,866)	(2,867)
Net periodic postretirement benefit income	$(2,644)	$(2,674)

Net periodic pension benefit cost allocated to the Company amounted to $421,000 and $144,000 for the three months ended March 31, 2015 and 2014, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $762,000 and $771,000 for the three months ended March 31, 2015 and 2014, respectively.
The Company’s share of Employers Mutual’s 2015 planned contribution to the pension plan, if made, will be approximately $2.1 million. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2015.

6.	STOCK-BASED COMPENSATION
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock on the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock plans and its non-employee director stock plans.  Beginning in the second quarter of 2014, Employers Mutual is also purchasing common stock from the Company to fulfill its obligations under its employee stock purchase plan (previously the shares needed for this plan were purchased in the open market).
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
The 2003 Plan permitted the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards.  No additional options can be granted under the 2003 Plan due to the expiration of the term of the plan. Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. Holders of unvested shares of restricted stock receive compensation income equal to the amount of any dividends declared on the common stock.
The Senior Executive Compensation Committee of Employers Mutual’s Board of Directors grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.
The Company recognized compensation expense from these plans of $73,000 ($48,000 net of tax) and $51,000 ($33,000 net of tax) for the three months ended March 31, 2015 and 2014, respectively.  During the first three months of 2015, 68,764 shares of restricted stock were granted under the 2007 Plan to eligible participants and 27,357 shares of restricted stock vested. In addition, 92,017 options were exercised under the plans at a weighted average exercise price of $21.39.

7.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

March 31, 2015	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,792	$9,792
U.S. government-sponsored agencies	223,029	223,029
Obligations of states and political subdivisions	322,293	322,293
Commercial mortgage-backed	44,858	44,858
Residential mortgage-backed	94,331	94,331
Other asset-backed	14,985	14,985
Corporate	428,935	428,935
Total fixed maturity securities available-for-sale	1,138,223	1,138,223

Equity securities available-for-sale:
Common stocks:
Financial services	34,277	34,277
Information technology	27,380	27,380
Healthcare	29,199	29,199
Consumer staples	14,923	14,923
Consumer discretionary	24,559	24,559
Energy	23,582	23,582
Industrials	18,161	18,161
Other	14,744	14,744
Non-redeemable preferred stocks	12,732	12,732
Total equity securities available-for-sale	199,557	199,557

Short-term investments	47,233	47,233

Liabilities:
Surplus notes	25,000	12,738

December 31, 2014	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$9,703
U.S. government-sponsored agencies	215,616	215,616
Obligations of states and political subdivisions	326,058	326,058
Commercial mortgage-backed	46,762	46,762
Residential mortgage-backed	97,953	97,953
Other asset-backed	16,005	16,005
Corporate	415,402	415,402
Total fixed maturity securities available-for-sale	1,127,499	1,127,499

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,379
Information technology	26,865	26,865
Healthcare	26,852	26,852
Consumer staples	16,694	16,694
Consumer discretionary	22,691	22,691
Energy	22,863	22,863
Industrials	18,221	18,221
Other	16,056	16,056
Non-redeemable preferred stocks	12,415	12,415
Total equity securities available-for-sale	197,036	197,036

Short-term investments	53,262	53,262

Liabilities:
Surplus notes	25,000	12,308

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2015 and December 31, 2014, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One equity security is reported as a Level 3 fair value measurement at March 31, 2015 and December 31, 2014, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at March 31, 2015 and December 31, 2014 include ten fixed maturity securities. Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO or the Company's investment custodian using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of March 31, 2015 and December 31, 2014.

March 31, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,792	$—	$9,792	$—
U.S. government-sponsored agencies	223,029	—	223,029	—
Obligations of states and political subdivisions	322,293	—	322,293	—
Commercial mortgage-backed	44,858	—	44,858	—
Residential mortgage-backed	94,331	—	94,331	—
Other asset-backed	14,985	—	14,985	—
Corporate	428,935	—	427,272	1,663
Total fixed maturity securities available-for-sale	1,138,223	—	1,136,560	1,663

Equity securities available-for-sale:
Common stocks:
Financial services	34,277	34,274	—	3
Information technology	27,380	27,380	—	—
Healthcare	29,199	29,199	—	—
Consumer staples	14,923	14,923	—	—
Consumer discretionary	24,559	24,559	—	—
Energy	23,582	23,582	—	—
Industrials	18,161	18,161	—	—
Other	14,744	14,744	—	—
Non-redeemable preferred stocks	12,732	8,039	4,693	—
Total equity securities available-for-sale	199,557	194,861	4,693	3

Short-term investments	47,233	47,233	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	12,738	—	—	12,738

December 31, 2014		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$—	$9,703	$—
U.S. government-sponsored agencies	215,616	—	215,616	—
Obligations of states and political subdivisions	326,058	—	326,058	—
Commercial mortgage-backed	46,762	—	46,762	—
Residential mortgage-backed	97,953	—	97,953	—
Other asset-backed	16,005	—	16,005	—
Corporate	415,402	—	413,740	1,662
Total fixed maturity securities available-for-sale	1,127,499	—	1,125,837	1,662

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,376	—	3
Information technology	26,865	26,865	—	—
Healthcare	26,852	26,852	—	—
Consumer staples	16,694	16,694	—	—
Consumer discretionary	22,691	22,691	—	—
Energy	22,863	22,863	—	—
Industrials	18,221	18,221	—	—
Other	16,056	16,056	—	—
Non-redeemable preferred stocks	12,415	7,745	4,670	—
Total equity securities available-for-sale	197,036	192,363	4,670	3

Short-term investments	53,262	53,262	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	12,308	—	—	12,308

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable (Level 3) inputs ($ in thousands)
Three months ended March 31, 2015	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,662	$3	$1,665
Settlements	(4)	—	(4)
Unrealized gains (losses) included in other comprehensive income	5	—	5
Balance at March 31, 2015	$1,663	$3	$1,666

	Fair value measurements using significant unobservable (Level 3) inputs ($ in thousands)
Three months ended March 31, 2014	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,976	$3	$1,979
Unrealized gains (losses) included in other comprehensive income	(1)	—	(1)
Balance at March 31, 2014	$1,975	$3	$1,978

There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2015 or 2014.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2015 and December 31, 2014 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

March 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,582	$210	$—	$9,792
U.S. government-sponsored agencies	220,768	3,295	1,034	223,029
Obligations of states and political subdivisions	294,630	27,704	41	322,293
Commercial mortgage-backed	41,277	3,581	—	44,858
Residential mortgage-backed	97,867	1,484	5,020	94,331
Other asset-backed	13,742	1,243	—	14,985
Corporate	406,439	22,727	231	428,935
Total fixed maturity securities	1,084,305	60,244	6,326	1,138,223

Equity securities:
Common stocks:
Financial services	23,724	10,719	166	34,277
Information technology	17,470	9,964	54	27,380
Healthcare	15,536	13,665	2	29,199
Consumer staples	8,827	6,106	10	14,923
Consumer discretionary	12,706	11,868	15	24,559
Energy	16,375	7,558	351	23,582
Industrials	9,555	8,695	89	18,161
Other	11,143	3,669	68	14,744
Non-redeemable preferred stocks	12,082	820	170	12,732
Total equity securities	127,418	73,064	925	199,557
Total securities available-for-sale	$1,211,723	$133,308	$7,251	$1,337,780

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,574	$129	$—	$9,703
U.S. government-sponsored agencies	215,425	2,313	2,122	215,616
Obligations of states and political subdivisions	299,258	26,840	40	326,058
Commercial mortgage-backed	42,996	3,766	—	46,762
Residential mortgage-backed	100,296	1,402	3,745	97,953
Other asset-backed	14,798	1,213	6	16,005
Corporate	397,659	18,485	742	415,402
Total fixed maturity securities	1,080,006	54,148	6,655	1,127,499

Equity securities:
Common stocks:
Financial services	22,586	11,835	42	34,379
Information technology	15,755	11,110	—	26,865
Healthcare	14,673	12,179	—	26,852
Consumer staples	10,584	6,112	2	16,694
Consumer discretionary	11,304	11,420	33	22,691
Energy	15,837	7,458	432	22,863
Industrials	9,658	8,596	33	18,221
Other	11,493	4,563	—	16,056
Non-redeemable preferred stocks	12,082	617	284	12,415
Total equity securities	123,972	73,890	826	197,036
Total securities available-for-sale	$1,203,978	$128,038	$7,481	$1,324,535

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2015 and December 31, 2014, listed by length of time the securities were in an unrealized loss position.

March 31, 2015	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$51,725	$226	$37,523	$808	$89,248	$1,034
Obligations of states and political subdivisions	4,894	41	—	—	4,894	41
Commercial mortgage-backed	221	—	—	—	221	—
Residential mortgage-backed	18,318	1,161	23,684	3,859	42,002	5,020
Corporate	11,730	46	12,540	185	24,270	231
Total, fixed maturity securities	86,888	1,474	73,747	4,852	160,635	6,326
Equity securities:
Common stocks:
Financial services	5,130	158	57	8	5,187	166
Information technology	1,867	54	—	—	1,867	54
Healthcare	161	2	—	—	161	2
Consumer staples	266	10	—	—	266	10
Consumer discretionary	1,324	15	—	—	1,324	15
Energy	3,460	351	—	—	3,460	351
Industrials	2,189	89	—	—	2,189	89
Other	1,467	68	—	—	1,467	68
Non-redeemable preferred stocks	—	—	1,830	170	1,830	170
Total equity securities	15,864	747	1,887	178	17,751	925
Total temporarily impaired securities	$102,752	$2,221	$75,634	$5,030	$178,386	$7,251

December 31, 2014	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$24,473	$94	$97,446	$2,028	$121,919	$2,122
Obligations of states and political subdivisions	—	—	3,757	40	3,757	40
Commercial mortgage-backed	1,102	—	—	—	1,102	—
Residential mortgage-backed	21,451	1,252	21,163	2,493	42,614	3,745
Other asset-backed	1,889	6	—	—	1,889	6
Corporate	16,740	281	28,257	461	44,997	742
Total, fixed maturity securities	65,655	1,633	150,623	5,022	216,278	6,655
Equity securities:
Common stocks:
Financial services	1,162	9	187	33	1,349	42
Consumer staples	1,051	2	—	—	1,051	2
Consumer discretionary	822	33	—	—	822	33
Energy	4,298	432	—	—	4,298	432
Industrials	1,406	33	—	—	1,406	33
Non-redeemable preferred stocks	—	—	1,716	284	1,716	284
Total equity securities	8,739	509	1,903	317	10,642	826
Total temporarily impaired securities	$74,394	$2,142	$152,526	$5,339	$226,920	$7,481

Unrealized losses on fixed maturity securities did not materially change at March 31, 2015.  Most of these securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2015.
No particular sector or individual security accounted for a material amount of unrealized losses on common stocks at March 31, 2015.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2015.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2015.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$40,128	$40,717
Due after one year through five years	176,529	187,627
Due after five years through ten years	233,367	244,118
Due after ten years	495,137	526,572
Mortgage-backed securities	139,144	139,189
Totals	$1,084,305	$1,138,223

A summary of realized investment gains and (losses) is as follows:

	Three months ended March 31,
($ in thousands)	2015	2014
Fixed maturity securities available-for-sale:
Gross realized investment gains	$535	$81
Gross realized investment losses	—	(92)

Equity securities available-for-sale:
Gross realized investment gains	2,594	2,033
Gross realized investment losses	(329)	(76)
"Other-than-temporary" impairments	(618)	(316)

Other long-term investments:
Gross realized investment losses	(1,399)	(368)
Totals	$783	$1,262

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The realized investment losses recognized on other long-term investments for the three months ended March 31, 2015 and 2014 represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2014 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2015.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

10.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15 million stock repurchase program.  This program became effective immediately and does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  No purchases have been made under this program.

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has available-for-sale securities and receives an allocation of the actuarial losses and net prior service credits associated with Employers Mutual’s pension and postretirement benefit plans, both of which generate accumulated other comprehensive income (loss) amounts.  The following table reconciles, by component, the beginning and ending balances of accumulated other comprehensive income, net of tax.

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2014	$78,362	$3,300	$81,662
Other comprehensive income before reclassifications	4,993	—	4,993
Amounts reclassified from accumulated other comprehensive income	(1,418)	(353)	(1,771)
Other comprehensive income (loss)	3,575	(353)	3,222
Balance at March 31, 2015	$81,937	$2,947	$84,884

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three months ended March 31, 2015 and 2014, respectively.

	Amounts reclassified from accumulated other comprehensive income ($ in thousands)
Accumulated other comprehensive income components	Three months ended March 31, 2015	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$2,182	Net realized investment gains
Deferred income tax expense	(764)	Income tax expense, current
Net reclassification adjustment	1,418

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(284)	(1)
Prior service credit	827	(1)
Total before tax	543
Deferred income tax expense	(190)	Income tax expense, current
Net reclassification adjustment	353

Total reclassification adjustment	$1,771

(1)
These reclassified accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit income (see Note 5, Employee Retirement Plans, for additional details).

	Amounts reclassified from accumulated other comprehensive income ($ in thousands)
Accumulated other comprehensive income components	Three months ended March 31, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$1,630	Net realized investment gains
Deferred income tax expense	(571)	Income tax expense, current
Net reclassification adjustment	1,059

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(136)	(1)
Prior service credit	827	(1)
Total before tax	691
Deferred income tax expense	(242)	Income tax expense, current
Net reclassification adjustment	449

Total reclassification adjustment	$1,508

(1)
These reclassified accumulated other comprehensive income components are included in the computation of net periodic pension and postretirement benefit income (see Note 5, Employee Retirement Plans, for additional details).

12.	NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) updated its guidance related to the Revenue from Contracts with Customers Topic 606 of the Accounting Standards CodificationTM (Codification or ASC).  The objective of this update is to improve the reporting of revenue by providing a more robust framework for addressing revenue issues, and improved disclosure requirements. Current revenue recognition guidance in U.S. GAAP is comprised of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes result in different accounting for economically similar transactions. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company will adopt this guidance during the first quarter of 2017. Since premium revenue from insurance contracts is excluded from the scope of this updated guidance, adoption is expected to have little or no impact on the consolidated financial condition or operating results of the Company. The Company's largest non-premium revenue item is service charges related to the billing of the pool participants' direct written premiums to policyholders, which is included in "Other income" in the consolidated statements of income.

13.	SUBSEQUENT EVENTS
On May 7, 2015, the Company announced that its board of directors has approved a three-for-two stock split of the Company’s outstanding shares of common stock, to be effected in the form of a 50 percent stock dividend. Stockholders of record at the close of business on June 16, 2015 will receive one additional share of EMC Insurance Group Inc. common stock for every two shares of common stock held. The additional shares of EMC Insurance Group Inc. common stock will be distributed on June 23, 2015. The par value of the common stock will remain at $1.00 per share after the completion of the stock split.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2014 Form 10-K.

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned during the first three months of 2015.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned during the first three months of 2015.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2014 Form 10-K.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three months ended March 31, 2015 and 2014 are as follows:

	Three months ended March 31,
($ in thousands)	2015	2014
Property and casualty insurance
Premiums earned	$108,205	$101,247
Losses and settlement expenses	56,675	67,726
Acquisition and other expenses	37,452	33,996
Underwriting profit (loss)	$14,078	$(475)

GAAP ratios:
Loss and settlement expense ratio	52.4%	66.9%
Acquisition expense ratio	34.6%	33.6%
Combined ratio	87.0%	100.5%

Losses and settlement expenses:
Insured events of current year	$65,940	$68,665
Decrease in provision for insured events of prior years	(9,265)	(939)

Total losses and settlement expenses	$56,675	$67,726

Catastrophe and storm losses	$1,761	$6,972

Large losses	$4,258	$4,196

	Three months ended March 31,
($ in thousands)	2015	2014
Reinsurance
Premiums earned	$30,526	$31,833
Losses and settlement expenses	19,110	21,243
Acquisition and other expenses	8,410	7,765
Underwriting profit	$3,006	$2,825

GAAP ratios:
Loss and settlement expense ratio	62.6%	66.7%
Acquisition expense ratio	27.6%	24.4%
Combined ratio	90.2%	91.1%

Losses and settlement expenses:
Insured events of current year	$24,438	$22,892
Decrease in provision for insured events of prior years	(5,328)	(1,649)

Total losses and settlement expenses	$19,110	$21,243

Catastrophe and storm losses	$2,809	$440

	Three months ended March 31,
($ in thousands, except per share amounts)	2015	2014
Consolidated
REVENUES
Premiums earned	$138,731	$133,080
Net investment income	11,206	11,855
Realized investment gains	783	1,262
Other income	1,615	34
	152,335	146,231
LOSSES AND EXPENSES
Losses and settlement expenses	75,785	88,969
Acquisition and other expenses	45,862	41,761
Interest expense	84	84
Other expense	667	528
	122,398	131,342

Income before income tax expense	29,937	14,889
Income tax expense	9,607	4,294
Net income	$20,330	$10,595

Net income per share	$1.49	$0.79

GAAP ratios:
Loss and settlement expense ratio	54.6%	66.9%
Acquisition expense ratio	33.1%	31.3%
Combined ratio	87.7%	98.2%

Losses and settlement expenses:
Insured events of current year	$90,378	$91,557
Decrease in provision for insured events of prior years	(14,593)	(2,588)

Total losses and settlement expenses	$75,785	$88,969

Catastrophe and storm losses	$4,570	$7,412

Large losses	$4,258	$4,196

The Company reported net income of $20.3 million ($1.49 per share) during the three months ended March 31, 2015, compared to $10.6 million ($0.79 per share) during the same period in 2014.  Results for the first quarter of 2015 are very encouraging, with both segments producing a substantial amount of underwriting profit. The property and casualty insurance segment, in particular, posted much better results due to a combination of: 1) a decline in weather-related losses (i.e., frozen pipes, roof collapses, auto accidents, fires, and slip and fall incidents) from the unusually high level experienced in the first quarter of 2014 due to the severe winter weather and unusually cold temperatures that persisted across much of the country during January and February, 2) an increase in favorable reserve development and 3) improved premium rate adequacy. Investment income declined 5.5 percent; however, most of this decline is attributed to the early payoff of a commercial mortgage-backed security during the first quarter of 2014 that had been purchased at a significant discount to par value, which accelerated the accretion of the discount and therefore increased investment income.

Premium income
Premiums earned increased 4.2 percent to $138.7 million for the three months ended March 31, 2015 from $133.1 million for the same period in 2014.  The property and casualty insurance segment reported an increase, while the reinsurance segment reported a decline. Rate levels continue to be restrained by increased competition, especially for quality accounts with good loss experience. Average rate level increases were in the low single-digits in the property and casualty insurance segment during the first quarter, and are expected to remain at that level during the remainder of the year. Rates-on-line for excess of loss reinsurance renewal business declined approximately 3.0 percent during the January 1 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased.
Premiums earned for the property and casualty insurance segment increased 6.9 percent to $108.2 million for the three months ended March 31, 2015 from $101.2 million for the same period in 2014.  This increase is primarily associated with renewal business, which increased six percent during the first quarter of 2015 due to a combination of rate level increases, growth in insured exposures and an increase in retained policies in the commercial lines of business. Renewal rates across both commercial and personal lines of business increased approximately three percent during the first quarter of 2015, and are expected to continue at a low single-digit pace through the remainder of the year due to competition restraints. While renewal rates for personal lines of business increased, written premiums were down due to the continued intentional reduction in policy count to lessen exposure concentrations.  During the first quarter of 2015, the overall policy retention rate remained strong at 86.1 percent (commercial lines at 86.9 percent and personal lines at 85.0 percent). These retention rates approximate those at the end of 2014.  New business continues to be in the desired range of growth (at 14 percent of the pool participants’ direct written premiums), and continues to be strongest outside of the core Midwest market.  This growth helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. New business premium increased six percent overall, coming entirely from the commercial lines of business (personal lines new business premium was down).
Premiums earned for the reinsurance segment decreased 4.1 percent to $30.5 million for the three months ended March 31, 2015 from $31.8 million for the same period in 2014. This decrease primarily occurred in the pro rata property line of business, and is attributed to a non-recurring upward revision in the estimated ultimate premium for all accounts that was recognized in the first quarter of 2014. Competition in the reinsurance market began to increase during 2014 due to the entrance of non-traditional capital and this trend has continued into 2015, but at a more moderate level. As a result, premiums earned for excess of loss business was down slightly in the first quarter of 2015 compared to the same period in 2014.

Losses and settlement expenses
Losses and settlement expenses decreased 14.8 percent to $75.8 million for the three months ended March 31, 2015 from $89.0 million for the same period in 2014.  The loss and settlement expense ratio decreased to 54.6 percent for the three months ended March 31, 2015 from 66.9 percent for the same period in 2014.  Both segments experienced improvements in their loss and settlement expense ratios, but the improvement was especially large in the property and casualty insurance segment due to the unusually high level of losses that resulted from the severe winter weather and unusually cold temperatures experienced across much of the country in the first quarter of 2014. The actuarial analysis of the Company’s carried reserves as of December 31, 2014 indicated that the level of reserve adequacy was consistent with other recent evaluations.  From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 52.4 percent for the three months ended March 31, 2015 from 66.9 percent for the same period in 2014.  This decrease is largely attributed to a decline in overall claim frequency across all major lines of business, primarily driven by the unusually high level of losses experienced during the first quarter of 2014 due to severe winter weather. Many of the first quarter 2014 severe winter weather losses were not classified as catastrophe and storm losses because cold weather events are generally not assigned an occurrence code by the Property & Liability Resource Bureau (PLRB); however, losses attributed to the polar vortex that impacted the eastern United States in early January were classified as catastrophe and storm losses because the PLRB assigned an occurrence code to that event. Catastrophe and storm losses accounted for just 1.6 percentage points of the loss and settlement expense ratio for the first quarter of 2015, compared to 6.9 percentage points during the same period in 2014 and 4.7 percentage points for the most recent 10-year average for this period. Large losses, which the Company defines as losses greater than $500,000 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses, were less than expected during the first quarters of both 2015 and 2014, accounting for just 3.9 and 4.1 percentage points, respectively, of the loss and settlement expense ratios.  Favorable development on prior years’ reserves increased substantially during the first quarter of 2015 compared to the same period in 2014. This increase is largely attributed to a return to historically observed development patterns on claims reported in prior accident years. Development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratio for the reinsurance segment decreased to 62.6 percent for the three months ended March 31, 2015 from 66.7 percent for the same period in 2014. This improvement is attributed to a decline in reported large losses (losses greater than $100,000), as well as an increase in the amount of favorable development experienced on prior years' reserves. Catastrophe and storm losses increased during the first quarter of 2015, primarily due to the large number of snow storms in the Northeastern United States.

Acquisition and other expenses
Acquisition and other expenses increased 9.8 percent to $45.9 million for the three months ended March 31, 2015 from $41.8 million for the same period in 2014.  The acquisition expense ratio increased to 33.1 percent for the three months ended March 31, 2015 from 31.3 percent for the same period in 2014.  The increase in the acquisition expense ratio is primarily attributed to an increase in commission expense in the reinsurance segment and an increase in policyholder dividend expense in the property and casualty insurance segment. Acquisition and other expenses for both periods include net periodic postretirement benefit income resulting from the amortization of a large prior service credit that resulted from an amendment of Employers Mutual's postretirement benefit plan in the fourth quarter of 2013. This prior service credit was recognized in accumulated other comprehensive income in the fourth quarter of 2013, and is being amortized out of accumulated other comprehensive income and into net income over 10 years.
The acquisition expense ratio for the property and casualty insurance segment increased to 34.6 percent for the three months ended March 31, 2015 from 33.6 percent for the same period in 2014.  This increase is attributed to higher policyholder dividend expense resulting from favorable loss experience on several safety dividend groups.
The acquisition expense ratio for the reinsurance segment increased to 27.6 percent for the three months ended March 31, 2015 from 24.4 percent for the same period in 2014. This increase is primarily attributed to a $1.1 million commission adjustment reported by a ceding company during the first quarter of 2015 that related to prior periods. The higher commission expense was partially offset by a decline in contingent commission expense.

Investment results
Net investment income decreased 5.5 percent to $11.2 million for the three months ended March 31, 2015 from $11.9 million for the same period in 2014.  Much of this decline is attributed to an early payoff of a commercial mortgage-backed security during the first quarter of 2014 that had been purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. Current interest rate levels remain below the average coupon rate of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, was steady at 3.9 percent at March 31, 2015 and December 31, 2014, but down slightly from 4.0 percent at March 31, 2014.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, was unchanged at 4.6 at both March 31, 2015 and December 31, 2014. The Company’s equity security holdings produced dividend income of $1.3 million during the first quarter of 2015 compared to $1.5 million during the same period of 2014.

The Company had net realized investment gains of $783,000 during the three months ended March 31, 2015 compared to $1.3 million during the same period in 2014. The reported amounts include $1.4 million and $368,000, respectively, of realized losses attributed to the decline in the carrying value of a limited partnership that helps protect the Company from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). The Company recognized "other-than-temporary" impairment losses of $618,000 during the three months ended March 31, 2015, compared to $316,000 during the same period in 2014. Those impairment losses were recognized on four equity securities in 2015 and two equity securities in 2014.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  For the three months ended March 31, 2015, the reinsurance segment had foreign currency exchange gains of $1.4 million, compared to foreign currency exchange losses of $166,000 during the same period in 2014.

Income tax
Income tax expense increased to $9.6 million for the three months ended March 31, 2015 from $4.3 million for the same period in 2014. The effective tax rate for the three months ended March 31, 2015 was 32.1 percent compared to 28.8 percent for the same period in 2014. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $5.7 million and $2.1 million during the first three months of 2015 and 2014, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2015 without prior regulatory approval is approximately $45.5 million.  The Company received $227,000 and $226,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $3.4 million and $3.1 million during the first three months of 2015 and 2014, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2015 and December 31, 2014, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $35.0 million and $30.9 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $9.7 million and $6.2 million in minority ownership interests in limited partnerships and limited liability companies at March 31, 2015 and December 31, 2014, respectively.  During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
The Company’s cash balance was $404,000 and $383,000 at March 31, 2015 and December 31, 2014, respectively.
During the first three months of 2015, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2015 planned contribution to its pension plan, if made, will be approximately $2.1 million. No contributions will be made to the VEBA trust in 2015.
During the first three months of 2014, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.2 million for its share of the total 2014 pension contribution (no contributions were made to the postretirement benefit plans during 2014).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2015.

The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2014, the Company’s insurance subsidiaries had total adjusted statutory capital of $454.8 million, which is well in excess of the minimum risk-based capital requirement of $73.2 million.
The Company’s total cash and invested assets at March 31, 2015 and December 31, 2014 are summarized as follows:

	March 31, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,084,305	$1,138,223	81.6%	$1,138,223
Equity securities available-for-sale	127,418	199,557	14.3	199,557
Cash	404	404	—	404
Short-term investments	47,233	47,233	3.4	47,233
Other long-term investments	9,717	9,717	0.7	9,717
	$1,269,077	$1,395,134	100.0%	$1,395,134

	December 31, 2014
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,080,006	$1,127,499	81.5%	$1,127,499
Equity securities available-for-sale	123,972	197,036	14.2	197,036
Cash	383	383	—	383
Short-term investments	53,262	53,262	3.9	53,262
Other long-term investments	6,227	6,227	0.4	6,227
	$1,263,850	$1,384,407	100.0%	$1,384,407

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2015 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,582	$210	$—	$9,792
U.S. government-sponsored agencies	220,768	3,295	1,034	223,029
Obligations of states and political subdivisions	294,630	27,704	41	322,293
Commercial mortgage-backed	41,277	3,581	—	44,858
Residential mortgage-backed	97,867	1,484	5,020	94,331
Other asset-backed	13,742	1,243	—	14,985
Corporate	406,439	22,727	231	428,935
Total fixed maturity securities	1,084,305	60,244	6,326	1,138,223

Equity securities:
Common stocks:
Financial services	23,724	10,719	166	34,277
Information technology	17,470	9,964	54	27,380
Healthcare	15,536	13,665	2	29,199
Consumer staples	8,827	6,106	10	14,923
Consumer discretionary	12,706	11,868	15	24,559
Energy	16,375	7,558	351	23,582
Industrials	9,555	8,695	89	18,161
Other	11,143	3,669	68	14,744
Non-redeemable preferred stocks	12,082	820	170	12,732
Total equity securities	127,418	73,064	925	199,557
Total securities available-for-sale	$1,211,723	$133,308	$7,251	$1,337,780

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $84,000 during the first three months of 2015 and 2014.  During the first quarter of 2015, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2014.
As of March 31, 2015, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts covering the pool participants and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the coverage period, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $354,000. Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
The Company recorded "other-than-temporary" investment impairment losses of $618,000 during the three months ended March 31, 2015 on four equity securities, compared to $316,000 on two equity securities during the same period in 2014.
At March 31, 2015, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2015.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $4.7 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2015.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$51,725	$226	$37,523	$808	$89,248	$1,034
Obligations of states and political subdivisions	4,894	41	—	—	4,894	41
Commercial mortgage-backed	221	—	—	—	221	—
Residential mortgage-backed	18,318	1,161	23,684	3,859	42,002	5,020
Corporate	11,730	46	12,540	185	24,270	231
Total, fixed maturity securities	86,888	1,474	73,747	4,852	160,635	6,326
Equity securities:
Common stocks:
Financial services	5,130	158	57	8	5,187	166
Information technology	1,867	54	—	—	1,867	54
Healthcare	161	2	—	—	161	2
Consumer staples	266	10	—	—	266	10
Consumer discretionary	1,324	15	—	—	1,324	15
Energy	3,460	351	—	—	3,460	351
Industrials	2,189	89	—	—	2,189	89
Other	1,467	68	—	—	1,467	68
Non-redeemable preferred stocks	—	—	1,830	170	1,830	170
Total equity securities	15,864	747	1,887	178	17,751	925
Total temporarily impaired securities	$102,752	$2,221	$75,634	$5,030	$178,386	$7,251

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2015, the Company held $905,000 of non-investment grade fixed maturity securities in a net unrealized gain position of $70,000.

Following is a schedule of gross realized losses recognized in the first three months of 2015.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Other realized losses (1)	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, fixed maturity securities	—	—	—	—	—	—

Equity securities:
Three months or less	7,414	7,085	329	302	—	631
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	264	—	264
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	52	—	52
Subtotal, equity securities	7,414	7,085	329	618	—	947

Other long-term investments:
Three months or less	—	—	—	—	1,399	1,399
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, other long-term investments	—	—	—	—	1,399	1,399

Total realized losses	$7,414	$7,085	$329	$618	$1,399	$2,346
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

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2024.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2015 did not change materially from those presented in the Company’s 2014 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $860,000 and $931,000 as of March 31, 2015 and December 31, 2014, respectively. Premium tax offsets of $949,000 and $969,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2015 and December 31, 2014, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1.8 million and $1.7 million as of March 31, 2015 and December 31, 2014, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2014 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2015.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2014 Form 10-K.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2015:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) (2) (3)
1/1/2015 - 1/31/2015	34	$34.35	—	$19,491
2/1/2015 - 2/28/2015	43	32.63	—	19,491
3/1/2015 - 3/31/2015	897	32.25	—	19,491
Total	974	$32.34	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15 million stock repurchase program.  This program became effective immediately and does not have an expiration date.  No purchases have been made under this program.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual, had initiated a $15 million stock purchase program under which Employers Mutual would purchase shares of the Company’s common stock in the open market.  This purchase program became effective immediately and does not have an expiration date; however, this program has been dormant while the Company’s repurchase programs have been in effect.  A total of $4.5 million remains in this program.

ITEM 6.	EXHIBITS

31.1	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2015.

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