Form 10-Q
period 2015-06-30
EMC INSURANCE GROUP INC
filed 2015-08-06
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common stock, $1.00 par value	20,671,266

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,122,459 and $1,080,006)	$1,154,962	$1,127,499
Equity securities available-for-sale, at fair value (cost $135,044 and $123,972)	199,286	197,036
Other long-term investments	8,109	6,227
Short-term investments	32,758	53,262
Total investments	1,395,115	1,384,024

Cash	349	383
Reinsurance receivables due from affiliate	25,933	28,603
Prepaid reinsurance premiums due from affiliate	6,482	8,865
Deferred policy acquisition costs (affiliated $42,239 and $38,930)	42,404	39,343
Prepaid pension and postretirement benefits due from affiliate	17,056	17,360
Accrued investment income	10,609	10,295
Amounts receivable under reverse repurchase agreements	16,850	—
Accounts receivable	849	1,767
Goodwill	942	942
Other assets (affiliated $3,175 and $4,900)	3,481	6,238
Total assets	$1,520,070	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $664,135 and $650,652)	$671,586	$661,309
Unearned premiums (affiliated $241,397 and $230,460)	242,017	232,093
Other policyholders' funds (all affiliated)	8,600	10,153
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	1,127	8,559
Pension benefits payable to affiliate	4,018	4,162
Income taxes payable	3,911	3
Deferred income taxes	20,190	28,654
Other liabilities (affiliated $20,520 and $23,941)	28,227	25,001
Total liabilities	1,004,676	994,934

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 20,653,399 shares in 2015 and 20,344,409 shares in 2014	20,653	20,344
Additional paid-in capital	105,933	99,891
Accumulated other comprehensive income	65,533	81,662
Retained earnings	323,275	300,989
Total stockholders' equity	515,394	502,886
Total liabilities and stockholders' equity	$1,520,070	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands, except share and per share amounts)	2015	2014
REVENUES
Premiums earned (affiliated $143,554 and $130,214)	$144,605	$133,952
Net investment income	11,441	11,076
Net realized investment gains, excluding impairment losses on securities available-for-sale	3,321	2,343
Total "other-than-temporary" impairment losses on securities available-for-sale	(47)	—
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(47)	—
Net realized investment gains	3,274	2,343
Other income (loss) (affiliated $42 and $232)	(512)	362
Total revenues	158,808	147,733

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $102,320 and $103,663)	102,133	105,846
Dividends to policyholders (all affiliated)	37	2,213
Amortization of deferred policy acquisition costs (affiliated $26,825 and $24,175)	27,243	25,118
Other underwriting expenses (affiliated $16,730 and $13,892)	16,785	13,604
Interest expense (all affiliated)	85	85
Other expenses (affiliated $449 and $385)	650	597
Total losses and expenses	146,933	147,463
Income before income tax expense (benefit)	11,875	270

INCOME TAX EXPENSE (BENEFIT)
Current	3,308	198
Deferred	(181)	(942)
Total income tax expense (benefit)	3,127	(744)
Net income	$8,748	$1,014

Net income per common share - basic and diluted	$0.42	$0.05

Dividend per common share	$0.167	$0.153

Average number of common shares outstanding - basic and diluted	20,611,286	20,206,458
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
($ in thousands, except share and per share amounts)	2015	2014
REVENUES
Premiums earned (affiliated $280,973, and $262,146)	$283,336	$267,032
Net investment income	22,647	22,931
Net realized investment gains, excluding impairment losses on securities available-for-sale	4,722	3,921
Total "other-than-temporary" impairment losses on securities available-for-sale	(665)	(316)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(665)	(316)
Net realized investment gains	4,057	3,605
Other income (loss) (affiliated $699 and $361)	1,103	396
Total revenues	311,143	293,964

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $177,592 and $192,354)	177,918	194,815
Dividends to policyholders (all affiliated)	2,937	3,929
Amortization of deferred policy acquisition costs (affiliated $52,037 and $48,604)	52,684	49,733
Other underwriting expenses (affiliated $34,251 and $29,322)	34,306	29,034
Interest expense (all affiliated)	169	169
Other expenses (affiliated $890 and $709)	1,317	1,125
Total losses and expenses	269,331	278,805
Income before income tax expense (benefit)	41,812	15,159

INCOME TAX EXPENSE (BENEFIT)
Current	12,513	4,300
Deferred	221	(750)
Total income tax expense (benefit)	12,734	3,550
Net income	$29,078	$11,609

Net income per common share - basic and diluted	$1.42	$0.58

Dividend per common share	$0.333	$0.307

Average number of common shares outstanding - basic and diluted	20,523,794	20,114,777
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands)	2015	2014
Net income	$8,748	$1,014

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $(8,399) and $7,171	(15,596)	13,317
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(1,860) and $(1,107)	(3,457)	(2,056)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(161) and $(236):
Net actuarial loss	240	100
Prior service credit	(538)	(538)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(298)	(438)

Other comprehensive income (loss)	(19,351)	10,823

Total comprehensive income (loss)	$(10,603)	$11,837

	Six months ended June 30,
($ in thousands)	2015	2014
Net income	$29,078	$11,609

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $(5,710) and $13,037	(10,603)	24,211
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(2,624) and $(1,678)	(4,875)	(3,115)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(351) and $(478):
Net actuarial loss	424	188
Prior service credit	(1,075)	(1,075)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(651)	(887)

Other comprehensive income (loss)	(16,129)	20,209

Total comprehensive income (loss)	$12,949	$31,818
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$29,078	$11,609
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $13,483 and $42,957)	10,277	41,703
Unearned premiums (affiliated $10,937 and $7,730)	9,924	6,928
Other policyholders' funds due to affiliate	(1,553)	214
Amounts due to/from affiliate to settle inter-company transaction balances	(7,432)	(3,923)
Net pension and postretirement benefits due from affiliate	(842)	(1,379)
Reinsurance receivables due from affiliate	2,670	(4,717)
Prepaid reinsurance premiums due from affiliate	2,383	921
Commissions payable (affiliated $(3,404) and $(4,536))	(3,401)	(4,716)
Deferred policy acquisition costs (affiliated $(3,309) and $(1,650))	(3,061)	(1,514)
Accrued investment income	(314)	(208)
Current income tax	3,979	(4,513)
Deferred income tax	221	(750)
Net realized investment gains	(4,057)	(3,605)
Other, net (affiliated $1,698 and $(1,913))	7,572	(295)
Total adjustments to reconcile net income to net cash provided by operating activities	16,366	24,146
Net cash provided by operating activities	45,444	35,755
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(116,334)	(87,159)
Disposals of fixed maturity securities available-for-sale	77,417	64,056
Purchases of equity securities available-for-sale	(34,729)	(26,493)
Disposals of equity securities available-for-sale	30,816	23,589
Purchases of other long-term investments	(6,101)	(5,537)
Disposals of other long-term investments	301	209
Net disposals (purchases) of short-term investments	20,504	(3,633)
Net disbursements under reverse repurchase agreements	(16,850)	—
Net cash used in investing activities	(44,976)	(34,968)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	6,219	5,607
Excess tax benefit associated with affiliate’s stock plans	71	75
Dividends paid to stockholders (affiliated $(3,924) and $(3,610))	(6,792)	(6,140)
Net cash used in financing activities	(502)	(458)
NET INCREASE (DECREASE) IN CASH	(34)	329
Cash at the beginning of the year	383	239
Cash at the end of the quarter	$349	$568
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

Investments
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
During the second quarter of 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. Net proceeds/disbursements related to the reverse repurchase transactions are reported as a component of investing activities on the consolidated statements of cash flows, and the income as a component of operating activities.

Common Stock Split
On June 23, 2015, the Company completed a three-for-two stock split of its outstanding shares of common stock, effected in the form of a 50 percent stock dividend. The stock split entitled all shareholders of record at the close of business on June 16, 2015, to receive one additional share of common stock for every two shares of common stock held. In connection with the stock split, the Company's Restated Articles of Incorporation were amended to increase the number of shares of common stock the Company is authorized to issue to 30 million shares. All share and per share information has been retroactively adjusted to reflect the stock split, including the reclassification of the total par value of the additional shares issued to effect the stock split (par value was not changed for the stock split) from "Additional Paid-In Capital" to "Common Stock".

2.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2015 and 2014 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended June 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$92,027	$—	$92,027
Assumed from nonaffiliates	1,147	34,890	36,037
Assumed from affiliates	125,416	—	125,416
Ceded to nonaffiliates	(5,752)	(825)	(6,577)
Ceded to affiliates	(92,027)	(2,725)	(94,752)
Net premiums written	$120,811	$31,340	$152,151

Premiums earned
Direct	$91,506	$—	$91,506
Assumed from nonaffiliates	1,059	37,324	38,383
Assumed from affiliates	116,141	—	116,141
Ceded to nonaffiliates	(5,946)	(1,248)	(7,194)
Ceded to affiliates	(91,506)	(2,725)	(94,231)
Net premiums earned	$111,254	$33,351	$144,605

Losses and settlement expenses incurred
Direct	$60,186	$—	$60,186
Assumed from nonaffiliates	677	20,464	21,141
Assumed from affiliates	83,602	226	83,828
Ceded to nonaffiliates	(1,462)	(1,262)	(2,724)
Ceded to affiliates	(60,186)	(112)	(60,298)
Net losses and settlement expenses incurred	$82,817	$19,316	$102,133

	Three months ended June 30, 2014
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$90,851	$—	$90,851
Assumed from nonaffiliates	993	32,506	33,499
Assumed from affiliates	118,286	—	118,286
Ceded to nonaffiliates	(6,815)	(3,636)	(10,451)
Ceded to affiliates	(90,851)	(2,310)	(93,161)
Net premiums written	$112,464	$26,560	$139,024

Premiums earned
Direct	$93,286	$—	$93,286
Assumed from nonaffiliates	891	36,695	37,586
Assumed from affiliates	109,397	—	109,397
Ceded to nonaffiliates	(6,771)	(3,950)	(10,721)
Ceded to affiliates	(93,286)	(2,310)	(95,596)
Net premiums earned	$103,517	$30,435	$133,952

Losses and settlement expenses incurred
Direct	$75,417	$—	$75,417
Assumed from nonaffiliates	484	27,583	28,067
Assumed from affiliates	87,330	246	87,576
Ceded to nonaffiliates	(7,027)	(2,792)	(9,819)
Ceded to affiliates	(75,417)	22	(75,395)
Net losses and settlement expenses incurred	$80,787	$25,059	$105,846

	Six months ended June 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$180,787	$—	$180,787
Assumed from nonaffiliates	2,118	72,867	74,985
Assumed from affiliates	238,561	—	238,561
Ceded to nonaffiliates	(11,072)	(1,706)	(12,778)
Ceded to affiliates	(180,787)	(5,693)	(186,480)
Net premiums written	$229,607	$65,468	$295,075

Premiums earned
Direct	$181,358	$—	$181,358
Assumed from nonaffiliates	2,092	73,195	75,287
Assumed from affiliates	228,902	—	228,902
Ceded to nonaffiliates	(11,535)	(3,625)	(15,160)
Ceded to affiliates	(181,358)	(5,693)	(187,051)
Net premiums earned	$219,459	$63,877	$283,336

Losses and settlement expenses incurred
Direct	$95,623	$—	$95,623
Assumed from nonaffiliates	1,223	41,364	42,587
Assumed from affiliates	139,500	469	139,969
Ceded to nonaffiliates	(1,231)	(3,188)	(4,419)
Ceded to affiliates	(95,623)	(219)	(95,842)
Net losses and settlement expenses incurred	$139,492	$38,426	$177,918

	Six months ended June 30, 2014
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$180,892	$—	$180,892
Assumed from nonaffiliates	1,780	72,020	73,800
Assumed from affiliates	225,334	—	225,334
Ceded to nonaffiliates	(12,137)	(7,398)	(19,535)
Ceded to affiliates	(180,892)	(5,170)	(186,062)
Net premiums written	$214,977	$59,452	$274,429

Premiums earned
Direct	$184,361	$—	$184,361
Assumed from nonaffiliates	1,735	75,645	77,380
Assumed from affiliates	215,278	—	215,278
Ceded to nonaffiliates	(12,249)	(8,207)	(20,456)
Ceded to affiliates	(184,361)	(5,170)	(189,531)
Net premiums earned	$204,764	$62,268	$267,032

Losses and settlement expenses incurred
Direct	$123,427	$—	$123,427
Assumed from nonaffiliates	1,086	51,983	53,069
Assumed from affiliates	155,502	537	156,039
Ceded to nonaffiliates	(8,075)	(6,259)	(14,334)
Ceded to affiliates	(123,427)	41	(123,386)
Net losses and settlement expenses incurred	$148,513	$46,302	$194,815

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$111,254	$33,351	$—	$144,605

Underwriting profit (loss)	(6,512)	4,919	—	(1,593)
Net investment income (loss)	8,150	3,294	(3)	11,441
Net realized investment gains	2,277	997	—	3,274
Other income (loss)	190	(702)	—	(512)
Interest expense	85	—	—	85
Other expenses	166	—	484	650
Income (loss) before income tax expense (benefit)	$3,854	$8,508	$(487)	$11,875

Three months ended June 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$103,517	$30,435	$—	$133,952

Underwriting profit (loss)	(10,979)	(1,850)	—	(12,829)
Net investment income (loss)	7,972	3,106	(2)	11,076
Net realized investment gains	1,568	775	—	2,343
Other income (loss)	181	181	—	362
Interest expense	85	—	—	85
Other expenses	234	—	363	597
Income (loss) before income tax expense (benefit)	$(1,577)	$2,212	$(365)	$270

Six months ended June 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$219,459	$63,877	$—	$283,336

Underwriting profit (loss)	7,566	7,925	—	15,491
Net investment income (loss)	16,176	6,478	(7)	22,647
Net realized investment gains	2,977	1,080	—	4,057
Other income (loss)	372	731	—	1,103
Interest expense	169	—	—	169
Other expenses	372	—	945	1,317
Income (loss) before income tax expense (benefit)	$26,550	$16,214	$(952)	$41,812

Assets	$1,079,153	$434,675	$515,748	$2,029,576
Eliminations	—	—	(506,443)	(506,443)
Reclassifications	—	(2,171)	(892)	(3,063)
Total assets	$1,079,153	$432,504	$8,413	$1,520,070

Six months ended June 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$204,764	$62,268	$—	$267,032

Underwriting profit (loss)	(11,454)	975	—	(10,479)
Net investment income (loss)	16,588	6,349	(6)	22,931
Net realized investment gains	2,579	1,026	—	3,605
Other income (loss)	382	14	—	396
Interest expense	169	—	—	169
Other expenses	408	—	717	1,125
Income (loss) before income tax expense (benefit)	$7,518	$8,364	$(723)	$15,159

Year ended December 31, 2014
Assets	$1,057,429	$434,139	$503,008	$1,994,576
Eliminations	—	—	(495,288)	(495,288)
Reclassifications	(909)	—	(559)	(1,468)
Total assets	$1,056,520	$434,139	$7,161	$1,497,820

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three and six months ended June 30, 2015 and 2014, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Property and casualty insurance segment
Commercial lines:
Automobile	$26,222	$23,855	$51,618	$46,657
Property	25,926	23,328	50,992	46,645
Workers' compensation	23,006	21,910	45,373	42,963
Liability	23,087	21,055	45,503	41,510
Other	2,046	1,812	4,012	3,591
Total commercial lines	100,287	91,960	197,498	181,366

Personal lines:
Automobile	5,779	6,304	11,596	12,715
Homeowners	5,188	5,253	10,365	10,683
Total personal lines	10,967	11,557	21,961	23,398
Total property and casualty insurance	$111,254	$103,517	$219,459	$204,764

Reinsurance segment
Pro rata reinsurance:
Multiline	$2,156	$3,267	$3,394	$4,331
Property	3,859	1,063	7,715	7,307
Liability	5,367	2,721	9,168	5,513
Marine	3,430	4,837	6,840	8,219
Total pro rata reinsurance	14,812	11,888	27,117	25,370

Excess of loss reinsurance:
Property	15,714	15,800	30,176	31,259
Liability	2,825	2,747	6,584	5,639
Total excess of loss reinsurance	18,539	18,547	36,760	36,898
Total reinsurance	$33,351	$30,435	$63,877	$62,268

Consolidated	$144,605	$133,952	$283,336	$267,032

4.	INCOME TAXES
The actual income tax expense (benefit) for the three and six months ended June 30, 2015 and 2014 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Computed "expected" income tax expense	$4,156	$95	$14,634	$5,306
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(687)	(858)	(1,385)	(1,802)
Dividends received deduction	(285)	(258)	(543)	(478)
Proration of tax-exempt interest and dividends received deduction	146	167	289	342
Other, net	(203)	110	(261)	182
Total income tax expense (benefit)	$3,127	$(744)	$12,734	$3,550

The Company had no provision for uncertain income tax positions at June 30, 2015 or December 31, 2014.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during the three or six months ended June 30, 2015 or 2014.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2011.  The Company’s 2011 federal income tax return has been audited and no adjustments were proposed.

5.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Pension plans:
Service cost	$3,330	$3,240	$6,974	$6,431
Interest cost	2,364	2,451	4,642	4,832
Expected return on plan assets	(5,074)	(5,183)	(10,149)	(10,366)
Amortization of net actuarial loss	797	119	1,314	183
Amortization of prior service cost	7	8	15	16
Net periodic pension benefit cost	$1,424	$635	$2,796	$1,096

Postretirement benefit plans:
Service cost	$353	$315	$706	$630
Interest cost	537	563	1,074	1,127
Expected return on plan assets	(1,104)	(1,099)	(2,208)	(2,198)
Amortization of net actuarial loss	436	412	872	825
Amortization of prior service credit	(2,867)	(2,866)	(5,733)	(5,733)
Net periodic postretirement benefit income	$(2,645)	$(2,675)	$(5,289)	$(5,349)

Net periodic pension benefit cost allocated to the Company amounted to $436,000 and $196,000 for the three months and $857,000 and $340,000 for the six months ended June 30, 2015 and 2014, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $762,000 and $771,000 for the three months and $1.5 million and $1.5 million for the six months ended June 30, 2015 and 2014, respectively.
The Company’s share of Employers Mutual’s 2015 planned contribution to the pension plan, if made, will be approximately $2.1 million. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2015.

6.	STOCK-BASED COMPENSATION
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock in the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock plans and its non-employee director stock plans.  Beginning in the second quarter of 2014, Employers Mutual is also purchasing common stock from the Company to fulfill its obligations under its employee stock purchase plan (previously the shares needed for this plan were purchased in the open market).
Stock Plans
Employers Mutual currently maintains two separate stock plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries.  A total of 2,250,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan) and a total of 3,000,000 shares have been reserved for issuance under the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan).
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
The Company recognized compensation expense from these plans of $111,000 ($72,000 net of tax) and $88,000 ($57,000 net of tax) for the three months and $184,000 ($120,000 net of tax) and $139,000 ($90,000 net of tax) for the six months ended June 30, 2015 and 2014, respectively.  During the first six months of 2015, 103,146 shares of restricted stock were granted under the 2007 Plan to eligible participants, 40,941 shares of restricted stock vested, and 241,420 options were exercised under the plans at a weighted average exercise price of $14.63.

7.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

June 30, 2015	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,638	$9,638
U.S. government-sponsored agencies	225,312	225,312
Obligations of states and political subdivisions	327,393	327,393
Commercial mortgage-backed	45,156	45,156
Residential mortgage-backed	92,249	92,249
Other asset-backed	14,599	14,599
Corporate	440,615	440,615
Total fixed maturity securities available-for-sale	1,154,962	1,154,962

Equity securities available-for-sale:
Common stocks:
Financial services	36,289	36,289
Information technology	26,836	26,836
Healthcare	26,271	26,271
Consumer staples	14,335	14,335
Consumer discretionary	24,732	24,732
Energy	22,893	22,893
Industrials	20,293	20,293
Other	12,793	12,793
Non-redeemable preferred stocks	14,844	14,844
Total equity securities available-for-sale	199,286	199,286

Short-term investments	32,758	32,758

Liabilities:
Surplus notes	25,000	11,064

December 31, 2014	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$9,703
U.S. government-sponsored agencies	215,616	215,616
Obligations of states and political subdivisions	326,058	326,058
Commercial mortgage-backed	46,762	46,762
Residential mortgage-backed	97,953	97,953
Other asset-backed	16,005	16,005
Corporate	415,402	415,402
Total fixed maturity securities available-for-sale	1,127,499	1,127,499

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,379
Information technology	26,865	26,865
Healthcare	26,852	26,852
Consumer staples	16,694	16,694
Consumer discretionary	22,691	22,691
Energy	22,863	22,863
Industrials	18,221	18,221
Other	16,056	16,056
Non-redeemable preferred stocks	12,415	12,415
Total equity securities available-for-sale	197,036	197,036

Short-term investments	53,262	53,262

Liabilities:
Surplus notes	25,000	12,308

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2015 and December 31, 2014, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One equity security is reported as a Level 3 fair value measurement at June 30, 2015 and December 31, 2014, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at June 30, 2015 include nine fixed maturity securities (ten at December 31, 2014). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO or the Company's investment custodian using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of June 30, 2015 and December 31, 2014.

June 30, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,638	$—	$9,638	$—
U.S. government-sponsored agencies	225,312	—	225,312	—
Obligations of states and political subdivisions	327,393	—	327,393	—
Commercial mortgage-backed	45,156	—	45,156	—
Residential mortgage-backed	92,249	—	92,249	—
Other asset-backed	14,599	—	14,599	—
Corporate	440,615	—	438,993	1,622
Total fixed maturity securities available-for-sale	1,154,962	—	1,153,340	1,622

Equity securities available-for-sale:
Common stocks:
Financial services	36,289	36,286	—	3
Information technology	26,836	26,836	—	—
Healthcare	26,271	26,271	—	—
Consumer staples	14,335	14,335	—	—
Consumer discretionary	24,732	24,732	—	—
Energy	22,893	22,893	—	—
Industrials	20,293	20,293	—	—
Other	12,793	12,793	—	—
Non-redeemable preferred stocks	14,844	7,754	7,090	—
Total equity securities available-for-sale	199,286	192,193	7,090	3

Short-term investments	32,758	32,758	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,064	—	—	11,064

December 31, 2014		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$—	$9,703	$—
U.S. government-sponsored agencies	215,616	—	215,616	—
Obligations of states and political subdivisions	326,058	—	326,058	—
Commercial mortgage-backed	46,762	—	46,762	—
Residential mortgage-backed	97,953	—	97,953	—
Other asset-backed	16,005	—	16,005	—
Corporate	415,402	—	413,740	1,662
Total fixed maturity securities available-for-sale	1,127,499	—	1,125,837	1,662

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,376	—	3
Information technology	26,865	26,865	—	—
Healthcare	26,852	26,852	—	—
Consumer staples	16,694	16,694	—	—
Consumer discretionary	22,691	22,691	—	—
Energy	22,863	22,863	—	—
Industrials	18,221	18,221	—	—
Other	16,056	16,056	—	—
Non-redeemable preferred stocks	12,415	7,745	4,670	—
Total equity securities available-for-sale	197,036	192,363	4,670	3

Short-term investments	53,262	53,262	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	12,308	—	—	12,308

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015 and 2014.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable (Level 3) inputs ($ in thousands)
Three months ended June 30, 2015	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,663	$3	$1,666
Settlements	(39)	—	(39)
Unrealized gains (losses) included in other comprehensive income	(2)	—	(2)
Balance at June 30, 2015	$1,622	$3	$1,625

Six months ended June 30, 2015
Beginning balance	$1,662	$3	$1,665
Settlements	(43)	—	(43)
Unrealized gains (losses) included in other comprehensive income	3	—	3
Balance at June 30, 2015	$1,622	$3	$1,625

	Fair value measurements using significant unobservable (Level 3) inputs ($ in thousands)
Three months ended June 30, 2014	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,975	$3	$1,978
Settlements	(42)	—	(42)
Unrealized gains (losses) included in other comprehensive income	16	—	16
Balance at June 30, 2014	$1,949	$3	$1,952

Six months ended June 30, 2014
Beginning balance	$1,976	$3	$1,979
Settlements	(42)	—	(42)
Unrealized gains (losses) included in other comprehensive income	15	—	15
Balance at June 30, 2014	$1,949	$3	$1,952

There were no transfers into or out of Levels 1 or 2 during the six months ended June 30, 2015 or 2014.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2015 and December 31, 2014 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

June 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,591	$62	$15	$9,638
U.S. government-sponsored agencies	227,144	2,058	3,890	225,312
Obligations of states and political subdivisions	306,533	21,335	475	327,393
Commercial mortgage-backed	42,365	2,798	7	45,156
Residential mortgage-backed	95,959	1,110	4,820	92,249
Other asset-backed	13,583	1,053	37	14,599
Corporate	427,284	15,245	1,914	440,615
Total fixed maturity securities	1,122,459	43,661	11,158	1,154,962

Equity securities:
Common stocks:
Financial services	26,103	10,390	204	36,289
Information technology	17,467	9,425	56	26,836
Healthcare	14,204	12,117	50	26,271
Consumer staples	8,860	5,509	34	14,335
Consumer discretionary	12,716	12,048	32	24,732
Energy	16,897	6,634	638	22,893
Industrials	13,462	7,051	220	20,293
Other	10,749	2,148	104	12,793
Non-redeemable preferred stocks	14,586	492	234	14,844
Total equity securities	135,044	65,814	1,572	199,286
Total securities available-for-sale	$1,257,503	$109,475	$12,730	$1,354,248

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,574	$129	$—	$9,703
U.S. government-sponsored agencies	215,425	2,313	2,122	215,616
Obligations of states and political subdivisions	299,258	26,840	40	326,058
Commercial mortgage-backed	42,996	3,766	—	46,762
Residential mortgage-backed	100,296	1,402	3,745	97,953
Other asset-backed	14,798	1,213	6	16,005
Corporate	397,659	18,485	742	415,402
Total fixed maturity securities	1,080,006	54,148	6,655	1,127,499

Equity securities:
Common stocks:
Financial services	22,586	11,835	42	34,379
Information technology	15,755	11,110	—	26,865
Healthcare	14,673	12,179	—	26,852
Consumer staples	10,584	6,112	2	16,694
Consumer discretionary	11,304	11,420	33	22,691
Energy	15,837	7,458	432	22,863
Industrials	9,658	8,596	33	18,221
Other	11,493	4,563	—	16,056
Non-redeemable preferred stocks	12,082	617	284	12,415
Total equity securities	123,972	73,890	826	197,036
Total securities available-for-sale	$1,203,978	$128,038	$7,481	$1,324,535

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2015 and December 31, 2014, listed by length of time the securities were in an unrealized loss position.

June 30, 2015	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,837	$15	$—	$—	$4,837	$15
U.S. government-sponsored agencies	111,562	2,076	33,669	1,814	145,231	3,890
Obligations of states and political subdivisions	45,475	475	—	—	45,475	475
Commercial mortgage-backed	3,176	7	—	—	3,176	7
Residential mortgage-backed	24,612	988	21,853	3,832	46,465	4,820
Other asset-backed	6,175	37	—	—	6,175	37
Corporate	112,259	1,806	9,638	108	121,897	1,914
Total, fixed maturity securities	308,096	5,404	65,160	5,754	373,256	11,158
Equity securities:
Common stocks:
Financial services	4,095	202	62	2	4,157	204
Information technology	959	56	—	—	959	56
Healthcare	1,940	50	—	—	1,940	50
Consumer staples	405	34	—	—	405	34
Consumer discretionary	877	32	—	—	877	32
Energy	6,709	629	42	9	6,751	638
Industrials	5,938	220	—	—	5,938	220
Other	3,947	104	—	—	3,947	104
Non-redeemable preferred stocks	2,481	22	1,788	212	4,269	234
Total equity securities	27,351	1,349	1,892	223	29,243	1,572
Total temporarily impaired securities	$335,447	$6,753	$67,052	$5,977	$402,499	$12,730

December 31, 2014	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$24,473	$94	$97,446	$2,028	$121,919	$2,122
Obligations of states and political subdivisions	—	—	3,757	40	3,757	40
Commercial mortgage-backed	1,102	—	—	—	1,102	—
Residential mortgage-backed	21,451	1,252	21,163	2,493	42,614	3,745
Other asset-backed	1,889	6	—	—	1,889	6
Corporate	16,740	281	28,257	461	44,997	742
Total, fixed maturity securities	65,655	1,633	150,623	5,022	216,278	6,655
Equity securities:
Common stocks:
Financial services	1,162	9	187	33	1,349	42
Consumer staples	1,051	2	—	—	1,051	2
Consumer discretionary	822	33	—	—	822	33
Energy	4,298	432	—	—	4,298	432
Industrials	1,406	33	—	—	1,406	33
Non-redeemable preferred stocks	—	—	1,716	284	1,716	284
Total equity securities	8,739	509	1,903	317	10,642	826
Total temporarily impaired securities	$74,394	$2,142	$152,526	$5,339	$226,920	$7,481

Unrealized losses on fixed maturity securities increased during 2015 due to an increase in interest rates.  Most of these securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2015.
No particular sector or individual security accounted for a material amount of unrealized losses on common stocks at June 30, 2015.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2015.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2015.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$42,908	$43,353
Due after one year through five years	173,108	182,650
Due after five years through ten years	255,605	259,396
Due after ten years	512,514	532,158
Mortgage-backed securities	138,324	137,405
Totals	$1,122,459	$1,154,962

A summary of realized investment gains and (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Fixed maturity securities available-for-sale:
Gross realized investment gains	$46	$285	$581	$366
Gross realized investment losses	—	—	—	(92)

Equity securities available-for-sale:
Gross realized investment gains	5,742	3,283	8,336	5,316
Gross realized investment losses	(424)	(405)	(753)	(481)
"Other-than-temporary" impairments	(47)	—	(665)	(316)

Other long-term investments:
Gross realized investment losses	(2,043)	(820)	(3,442)	(1,188)
Totals	$3,274	$2,343	$4,057	$3,605

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The realized investment losses recognized on other long-term investments for the three and six months ended June 30, 2015 and 2014 represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2014 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2015.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

10.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  No purchases have been made under this program.

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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2014	$78,362	$3,300	$81,662
Other comprehensive income (loss) before reclassifications	(10,603)	—	(10,603)
Amounts reclassified from accumulated other comprehensive income	(4,875)	(651)	(5,526)
Other comprehensive income (loss)	(15,478)	(651)	(16,129)
Balance at June 30, 2015	$62,884	$2,649	$65,533

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and six months ended June 30, 2015 and 2014, respectively.

	Amounts reclassified from accumulated other comprehensive income ($ in thousands)
Accumulated other comprehensive income components	Three months ended June 30, 2015	Six months ended June 30, 2015	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$5,317	$7,499	Net realized investment gains
Deferred income tax expense	(1,860)	(2,624)	Income tax expense, current
Net reclassification adjustment	3,457	4,875

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(367)	(651)	(1)
Prior service credit	826	1,653	(1)
Total before tax	459	1,002
Deferred income tax expense	(161)	(351)	Income tax expense, current
Net reclassification adjustment	298	651

Total reclassification adjustment	$3,755	$5,526

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see Note 5, Employee Retirement Plans, for additional details).

	Amounts reclassified from accumulated other comprehensive income ($ in thousands)
Accumulated other comprehensive income components	Three months ended June 30, 2014	Six months ended June 30, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$3,163	$4,793	Net realized investment gains
Deferred income tax expense	(1,107)	(1,678)	Income tax expense, current
Net reclassification adjustment	2,056	3,115

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(153)	(289)	(1)
Prior service credit	827	1,654	(1)
Total before tax	674	1,365
Deferred income tax expense	(236)	(478)	Income tax expense, current
Net reclassification adjustment	438	887

Total reclassification adjustment	$2,494	$4,002

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see Note 5, Employee Retirement Plans, for additional details).

12.	NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the Financial Accounting Standards Board (FASB) updated its guidance related to the Revenue from Contracts with Customers Topic 606 of the Accounting Standards CodificationTM (Codification or ASC).  The objective of this update is to improve the reporting of revenue by providing a more robust framework for addressing revenue issues, and improved disclosure requirements. Current revenue recognition guidance in U.S. GAAP is comprised of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes result in different accounting for economically similar transactions. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual and interim reporting periods beginning after December 15, 2016).  The Company will adopt this guidance during the first quarter of 2017. Since premium revenue from insurance contracts is excluded from the scope of this updated guidance, adoption is expected to have little or no impact on the consolidated financial condition or operating results of the Company. The Company's largest non-premium revenue item is service charges related to the billing of the pool participants' direct written premiums to policyholders, which is included in "Other income" in the consolidated statements of income.

In May 2015, the FASB updated its guidance related to the Financial Services-Insurance Topic 944 of the ASC.  The objective of this update is to add disclosures which provide transparency of significant estimates made in measuring the liability for losses and settlement expenses, thus providing more insight into an insurance entity's ability to underwrite and anticipate costs associated with claims. The new disclosures primarily include incurred and paid claims development tables prepared net of reinsurance (not to exceed ten years), and a reconciliation of the carrying amount of the liability for losses and settlement expenses. Also included (for each accident year of incurred claims development disclosed), is disclosure of incurred but not reported (IBNR) loss reserves, claim frequency information, and average annual percentage payout of incurred claims by age. This guidance is to be applied retrospectively to annual reporting periods beginning after December 15, 2015, and certain disclosures to interim reporting periods beginning after December 15, 2016.  The Company will adopt this guidance during the fourth quarter of 2016. Since the guidance only affects disclosure, adoption will have no impact on the consolidated financial condition or operating results of the Company.

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first six months of 2015.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first six months of 2015.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
On June 23, 2015, the Company completed a three-for-two stock split of its outstanding shares of common stock, effected in the form of a 50 percent stock dividend. The stock split entitled all shareholders of record at the close of business on June 16, 2015, to receive one additional share of common stock for every two shares of common stock held. All share and per share information has been retroactively adjusted to reflect the stock split.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2014 Form 10-K.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Property and casualty insurance
Premiums earned	$111,254	$103,517	$219,459	$204,764
Losses and settlement expenses	82,817	80,787	139,492	148,513
Acquisition and other expenses	34,949	33,709	72,401	67,705
Underwriting profit (loss)	$(6,512)	$(10,979)	$7,566	$(11,454)

GAAP ratios:
Loss and settlement expense ratio	74.4%	78.0%	63.6%	72.5%
Acquisition expense ratio	31.5%	32.6%	33.0%	33.1%
Combined ratio	105.9%	110.6%	96.6%	105.6%

Losses and settlement expenses:
Insured events of current year	$83,007	$85,527	$148,947	$154,192
Decrease in provision for insured events of prior years	(190)	(4,740)	(9,455)	(5,679)

Total losses and settlement expenses	$82,817	$80,787	$139,492	$148,513

Catastrophe and storm losses	$16,970	$21,465	$18,731	$28,437

Large losses	$6,891	$9,913	$11,149	$14,109

	Three months ended June 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$26,222	$20,437	77.9%	$23,855	$18,376	77.0%
Property	25,926	22,029	85.0%	23,328	23,688	101.5%
Workers' compensation	23,006	15,982	69.5%	21,910	13,137	60.0%
Liability	23,087	13,006	56.3%	21,055	12,470	59.2%
Other	2,046	349	17.1%	1,812	63	3.5%
Total commercial lines	100,287	71,803	71.6%	91,960	67,734	73.7%

Personal lines:
Automobile	5,779	4,843	83.8%	6,304	5,320	84.4%
Homeowners	5,188	6,171	118.9%	5,253	7,733	147.1%
Total personal lines	10,967	11,014	100.4%	11,557	13,053	112.9%
Total property and casualty insurance	$111,254	$82,817	74.4%	$103,517	$80,787	78.0%

	Six months ended June 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$51,618	$37,288	72.2%	$46,657	$34,890	74.8%
Property	50,992	34,362	67.4%	46,645	39,700	85.1%
Workers' compensation	45,373	27,493	60.6%	42,963	26,549	61.8%
Liability	45,503	23,942	52.6%	41,510	24,507	59.0%
Other	4,012	446	11.1%	3,591	485	13.5%
Total commercial lines	197,498	123,531	62.5%	181,366	126,131	69.5%

Personal lines:
Automobile	11,596	7,296	62.9%	12,715	10,186	80.1%
Homeowners	10,365	8,665	83.6%	10,683	12,196	114.2%
Total personal lines	21,961	15,961	72.7%	23,398	22,382	95.7%
Total property and casualty insurance	$219,459	$139,492	63.6%	$204,764	$148,513	72.5%

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2015	2014	2015	2014
Reinsurance
Premiums earned	$33,351	$30,435	$63,877	$62,268
Losses and settlement expenses	19,316	25,059	38,426	46,302
Acquisition and other expenses	9,116	7,226	17,526	14,991
Underwriting profit (loss)	$4,919	$(1,850)	$7,925	$975

GAAP ratios:
Loss and settlement expense ratio	57.9%	82.3%	60.2%	74.4%
Acquisition expense ratio	27.3%	23.8%	27.4%	24.0%
Combined ratio	85.2%	106.1%	87.6%	98.4%

Losses and settlement expenses:
Insured events of current year	$22,263	$26,962	$46,701	$49,854
Decrease in provision for insured events of prior years	(2,947)	(1,903)	(8,275)	(3,552)

Total losses and settlement expenses	$19,316	$25,059	$38,426	$46,302

Catastrophe and storm losses	$1,451	$6,480	$4,260	$6,920

	Three months ended June 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance:
Multiline	$2,156	$(22)	(1.0)%	$3,267	$1,993	61.0%
Property	3,859	3,229	83.7%	1,063	2,853	268.3%
Liability	5,367	3,424	63.8%	2,721	2,771	101.8%
Marine	3,430	(2,558)	(74.6)%	4,837	2,081	43.0%
Total pro rata reinsurance	14,812	4,073	27.5%	11,888	9,698	81.6%

Excess of loss reinsurance:
Property	15,714	10,577	67.3%	15,800	14,141	89.5%
Liability	2,825	4,666	165.1%	2,747	1,220	44.4%
Total excess of loss reinsurance	18,539	15,243	82.2%	18,547	15,361	82.8%
Total reinsurance	$33,351	$19,316	57.9%	$30,435	$25,059	82.3%

	Six months ended June 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance:
Multiline	$3,394	$433	12.8%	$4,331	$2,613	60.3%
Property	7,715	9,257	120.0%	7,307	6,274	85.9%
Liability	9,168	5,564	60.7%	5,513	3,694	67.0%
Marine	6,840	(1,453)	(21.2)%	8,219	3,124	38.0%
Total pro rata reinsurance	27,117	13,801	50.9%	25,370	15,705	61.9%

Excess of loss reinsurance:
Property	30,176	18,517	61.4%	31,259	31,132	99.6%
Liability	6,584	6,108	92.8%	5,639	(535)	(9.5)%
Total excess of loss reinsurance	36,760	24,625	67.0%	36,898	30,597	82.9%
Total reinsurance	$63,877	$38,426	60.2%	$62,268	$46,302	74.4%

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
Consolidated
REVENUES
Premiums earned	$144,605	$133,952	$283,336	$267,032
Net investment income	11,441	11,076	22,647	22,931
Realized investment gains	3,274	2,343	4,057	3,605
Other income	(512)	362	1,103	396
	158,808	147,733	311,143	293,964
LOSSES AND EXPENSES
Losses and settlement expenses	102,133	105,846	177,918	194,815
Acquisition and other expenses	44,065	40,935	89,927	82,696
Interest expense	85	85	169	169
Other expense	650	597	1,317	1,125
	146,933	147,463	269,331	278,805

Income before income tax expense (benefit)	11,875	270	41,812	15,159
Income tax expense (benefit)	3,127	(744)	12,734	3,550
Net income	$8,748	$1,014	$29,078	$11,609

Net income per share	$0.42	$0.05	$1.42	$0.58

GAAP ratios:
Loss and settlement expense ratio	70.6%	79.0%	62.8%	73.0%
Acquisition expense ratio	30.5%	30.6%	31.7%	30.9%
Combined ratio	101.1%	109.6%	94.5%	103.9%

Losses and settlement expenses:
Insured events of current year	$105,270	$112,489	$195,648	$204,046
Decrease in provision for insured events of prior years	(3,137)	(6,643)	(17,730)	(9,231)

Total losses and settlement expenses	$102,133	$105,846	$177,918	$194,815

Catastrophe and storm losses	$18,421	$27,945	$22,991	$35,357

Large losses	$6,891	$9,913	$11,149	$14,109

The Company reported net income of $8.7 million ($0.42 per share) during the three months ended June 30, 2015, compared to $1.0 million ($0.05 per share) during the same period in 2014.  For the six months ended June 30, 2015, net income totaled $29.1 million ($1.42 per share) compared to $11.6 million ($0.58 per share) during the same period in 2014. Second quarter results improved in both segments, primarily from a reduction in catastrophe and storm losses and large losses, as well as improved premium rate adequacy in the property and casualty insurance segment. This improvement, combined with the record-breaking first quarter results, has the Company on track to achieve an underwriting profit for the year.

Premium income
Premiums earned increased 8.0 percent and 6.1 percent to $144.6 million and $283.3 million for the three and six months ended June 30, 2015 from $134.0 million and $267.0 million for the same periods in 2014.  The property and casualty insurance segment continued to report an increase in premiums earned due to rate level increases on renewal business, growth in insured exposures and an increase in retained policies. After declining in the first quarter, the reinsurance segment reported strong growth in the second quarter to finish with an increase for the first half of the year. This increase is primarily attributed to growth in the Mutual Reinsurance Bureau (MRB) underwriting association. Rate levels for both segments continue to be restrained by increased competition, especially for quality accounts with good loss experience. Average rate level increases were in the low single-digits in the property and casualty insurance segment during the first six months of the year, and are expected to remain at that level during the remainder of the year. Rates-on-line for excess of loss reinsurance renewal business declined approximately 3.0 percent during the January 1 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased.
Premiums earned for the property and casualty insurance segment increased 7.5 percent and 7.2 percent to $111.3 million and $219.5 million for the three and six months ended June 30, 2015 from $103.5 million and $204.8 million for the same periods in 2014.  These increases are primarily associated with renewal business, which increased six percent during the first half of 2015 due to a combination of rate level increases, growth in insured exposures and an increase in retained policies in the commercial lines of business. Renewal rates across both commercial and personal lines of business increased approximately three percent during the first half of 2015, and are expected to continue at a low single-digit pace through the remainder of the year due to competition restraints. New business premium (at 14 percent of the pool participants’ direct written premiums) increased three percent overall, coming entirely from the commercial lines of business. Commercial lines new business continued to be in the desired range of growth and strongest outside of the core Midwest market.  This growth helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. While retention levels for personal lines of business remained stable, new business written premiums were down as management continued to focus on the development and implementation of its new personal lines strategy. During the first half of 2015, the overall policy retention rate remained strong at 86.3 percent (commercial lines at 86.9 percent and personal lines at 85.4 percent). These retention rates approximate those at the end of 2014.
Premiums earned for the reinsurance segment increased 9.6 percent and 2.6 percent to $33.4 million and $63.9 million for the three and six months ended June 30, 2015 from $30.4 million and $62.3 million for the same periods in 2014. As noted above, these increases are largely attributed to MRB, which reported a significant increase in pro rata liability business. The increase in MRB premiums was partially offset by reduced participation in the offshore energy and liability proportional account for the 2015 contract year. It is important to note that two premium adjustments made in the first six months of 2014 are impacting the percentage increases reported for 2015. First, the percentage increase reported for the second quarter of 2015 is being impacted by an extension of the renewal date of two large facility contracts from May 1, 2014 to July 1, 2014, which reduced the amount of premiums earned in the pro rata property line of business in the second quarter of 2014. Second, the percentage increase reported for the six months ended June 30, 2015 is being impacted by a non-recurring upward revision in the estimated ultimate premium for all accounts in the pro rata property line of business that was recognized in the first quarter of 2014. Competition in the reinsurance market began to increase during 2014 due to the entrance of non-traditional capital. This trend has continued into 2015, but at a more moderate level. As a result, premiums earned for excess of loss business is down slightly for both the three months and six months ended June 30, 2015 compared to the same periods in 2014.

Losses and settlement expenses
Losses and settlement expenses decreased 3.5 percent and 8.7 percent to $102.1 million and $177.9 million for the three and six months ended June 30, 2015 from $105.8 million and $194.8 million for the same periods in 2014.  The loss and settlement expense ratios decreased to 70.6 percent and 62.8 percent for the three and six months ended June 30, 2015 from 79.0 percent and 73.0 percent for the same periods in 2014.  Both segments experienced substantial improvement in their loss and settlement expense ratios for the three and six months ended June 30, 2015, primarily due to declines in catastrophe and storm losses and large losses. The actuarial analysis of the Company’s carried reserves as of March 31, 2015 indicated that the level of reserve adequacy was consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratios for the property and casualty insurance segment decreased to 74.4 percent and 63.6 percent for the three and six months ended June 30, 2015 from 78.0 percent and 72.5 percent for the same periods in 2014.  These decreases are primarily attributed to lower catastrophe and storm losses, as well as a decline in the number and amount of large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies' pool, excluding catastrophe losses). The decrease for the six months is especially large, as it also reflects a decline in overall claim frequency across all major lines of business, driven in large part by the unusually high level of losses experienced during the first quarter of 2014 from severe winter weather. The elevated loss and settlement expense ratios reported for the commercial property and personal homeowners' lines of business for the three months ended June 30, 2015 and 2014 are primarily attributed to catastrophe and storm losses. Catastrophe and storm losses accounted for 15.3 and 8.5 percentage points of the loss and settlement expense ratios for the three and six months ended June 30, 2015, down from 20.7 and 13.9 percentage points during the same periods in 2014, and lower than the most recent 10-year averages of 19.3 and 12.1 percentage points for those periods. Large losses accounted for 6.2 and 5.1 percentage points of the loss and settlement expense ratios for the three and six months ended June 30, 2015, down from 9.6 and 6.9 percentage points during the same periods in 2014.  Included in the large loss amount reported for the three months ended June 30, 2014 is $1.5 million stemming from a fire at an adjacent building being renovated that damaged two office buildings owned by the Company's parent, Employers Mutual. At the time of the loss, Employers Mutual was self-insured for the first $5.0 million of loss to its campus, and the loss was subject to the EMC Insurance Companies' inter-company pooling agreement. Claims severity increased during the first six months of 2015, after remaining fairly steady throughout 2014. Favorable development on prior years' reserves declined in the second quarter of 2015, but increased for the six months ended June 30, 2015 compared to the same period in 2014. Development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratios for the reinsurance segment decreased to 57.9 percent and 60.2 percent for the three and six months ended June 30, 2015 from 82.3 percent and 74.4 percent for the same periods in 2014. These decreases reflect declines in both catastrophe and storm losses, and reported large losses (losses greater than $100,000), as well as an increase in the amount of favorable development experienced on prior years' reserves. During the second quarter, two large reductions were made to carried reserves. First, revised ultimate loss ratio information was received for several contract years from the ceding company for the offshore energy and liability proportional account. This revised information reduced the carried amount of incurred but not reported (IBNR) loss reserves, which produced a large negative amount of incurred losses and settlement expenses for the marine line of business. Second, a large estimated loss reserve that was established on a German account in the fourth quarter of 2014 was taken down during the second quarter because of favorable development contained in the account statement received in April. This produced a negative amount of incurred losses and settlement expenses for the multiline line of business. The high loss and settlement expense ratio reported for the excess of loss liability line of business in the second quarter of 2015 was caused by an increase in reported losses for contract years 2010 through 2014, and an increase in the amount of bulk IBNR loss reserves allocated to these relatively immature years of this long-tailed coverage. Catastrophe and storm losses accounted for 4.3 and 6.7 percentage points of the loss and settlement expense ratios for the three and six months ended June 30, 2015, respectively, down from 21.3 and 11.1 percentage points during the same periods in 2014, and lower than the most recent 10-year averages of 15.3 and 12.0 percentage points for those periods.

Acquisition and other expenses
Acquisition and other expenses increased 7.6 percent and 8.7 percent to $44.1 million and $89.9 million for the three and six months ended June 30, 2015 from $40.9 million and $82.7 million for the same periods in 2014.  The acquisition expense ratio declined slightly to 30.5 percent for the three months ended June 30, 2015 from 30.6 percent for the same period in 2014, but increased to 31.7 percent for the six months ended June 30, 2015 from 30.9 percent for the same period in 2014.  The increase in the acquisition expense ratio for the six months ended June 30, 2015 is primarily attributed to an increase in commission expense in the reinsurance segment. Acquisition and other expenses reported for all periods include net periodic postretirement benefit income resulting from the amortization of a large prior service credit that resulted from an amendment of Employers Mutual's postretirement benefit plan in the fourth quarter of 2013. This prior service credit was recognized in accumulated other comprehensive income in the fourth quarter of 2013, and is being amortized out of accumulated other comprehensive income into net income over 10 years.
The acquisition expense ratios for the property and casualty insurance segment decreased to 31.5 percent and 33.0 percent for the three and six months ended June 30, 2015 from 32.6 percent and 33.1 percent for the same periods in 2014.  The decrease for the three month period is primarily attributed to lower policyholder dividend expense, as well as the increase in premiums earned.

The acquisition expense ratios for the reinsurance segment increased to 27.3 percent and 27.4 percent for the three and six months ended June 30, 2015 from 23.8 percent and 24.0 percent for the same periods in 2014. These increases are primarily attributed to growth in pro rata business, which carries higher commission rates than excess of loss business. Also contributing to the increases in the acquisition expense ratios were an increase in contingent commission expense during the second quarter of 2015, and a $1.1 million prior period commission adjustment that was reported and recorded during the first quarter of 2015.

Investment results
Net investment income increased 3.3 percent to $11.4 million for the three months ended June 30, 2015 from $11.1 million for the same period in 2014, but declined 1.2 percent to $22.6 million for the six months ended June 30, 2015 from $22.9 million for the same period in 2014.  The decline for the six months is attributed to an early payoff of a commercial mortgage-backed security during the first quarter of 2014 that had been purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has remained relatively steady at 3.9 percent since June 30, 2014.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, increased to 4.9 at June 30, 2015 from 4.6 at December 31, 2014. The Company’s equity portfolio produced dividend income of $1.4 million and $2.7 million during the three and six months ended June 30, 2015 compared to $1.3 million and $2.8 million during the same periods of 2014.
The Company had net realized investment gains of $3.3 million and $4.1 million during the three and six months ended June 30, 2015 compared to $2.3 million and $3.6 million during the same periods in 2014. The reported amounts include $2.0 million and $3.4 million of realized losses generated during the three and six months ended June 30, 2015 from declines in the carrying value of a limited partnership that helps protect the Company from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). For the same periods in 2014 these losses amounted to $820,000 and $1.2 million, respectively. The Company recognized "other-than-temporary" impairment losses of $47,000 and $665,000 during the three and six months ended June 30, 2015, compared to $316,000 during the six months ended June 30, 2014 (no impairment losses during the three months ended June 30, 2014). These impairment losses were recognized on five equity securities in 2015 (two during the second quarter) and two equity securities in 2014.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  For the three months ended June 30, 2015, the reinsurance segment had foreign currency exchange losses of $704,000, compared to foreign currency exchange gains of $180,000 during the same period in 2014. For the six months ended June 30, 2015 and 2014, the reinsurance segment had foreign currency exchange gains of $730,000 and $14,000, respectively.

Income tax
Income tax expense increased to $3.1 million and $12.7 million for the three and six months ended June 30, 2015, from an income tax benefit of $744,000 for the the three months ended June 30, 2014 and income tax expense of $3.6 million for the six months ended June 30, 2014. The effective tax rates for the three and six months ended June 30, 2015 were 26.3 percent and 30.5 percent, respectively, compared to a negative 275.6 percent for the three months ended June 30, 2014 (income tax benefit in relation of income before tax) and 23.4 percent for the six months ended June 30, 2014. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $45.4 million and $35.8 million during the first six months of 2015 and 2014, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2015 without prior regulatory approval is approximately $45.5 million.  The Company received $2.4 million and $309,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $6.8 million and $6.1 million during the first six months of 2015 and 2014, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2015 and December 31, 2014, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $21.1 million and $30.9 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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
The Company held $8.1 million and $6.2 million in minority ownership interests in limited partnerships and limited liability companies at June 30, 2015 and December 31, 2014, respectively.  During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
During the second quarter of 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.9 million at June 30, 2015.
The Company’s cash balance was $349,000 and $383,000 at June 30, 2015 and December 31, 2014, respectively.
During the first six months of 2015, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2015 planned contribution to its pension plan, if made, will be approximately $2.1 million. No contributions will be made to the VEBA trust in 2015.
During the first six months of 2014, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.2 million for its share of the total 2014 pension contribution (no contributions were made to the postretirement benefit plans during 2014).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2015.
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

The Company’s total cash and invested assets at June 30, 2015 and December 31, 2014 are summarized as follows:

	June 30, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,122,459	$1,154,962	82.8%	$1,154,962
Equity securities available-for-sale	135,044	199,286	14.3	199,286
Cash	349	349	—	349
Short-term investments	32,758	32,758	2.3	32,758
Other long-term investments	8,109	8,109	0.6	8,109
	$1,298,719	$1,395,464	100.0%	$1,395,464

	December 31, 2014
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,080,006	$1,127,499	81.5%	$1,127,499
Equity securities available-for-sale	123,972	197,036	14.2	197,036
Cash	383	383	—	383
Short-term investments	53,262	53,262	3.9	53,262
Other long-term investments	6,227	6,227	0.4	6,227
	$1,263,850	$1,384,407	100.0%	$1,384,407

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2015 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,591	$62	$15	$9,638
U.S. government-sponsored agencies	227,144	2,058	3,890	225,312
Obligations of states and political subdivisions	306,533	21,335	475	327,393
Commercial mortgage-backed	42,365	2,798	7	45,156
Residential mortgage-backed	95,959	1,110	4,820	92,249
Other asset-backed	13,583	1,053	37	14,599
Corporate	427,284	15,245	1,914	440,615
Total fixed maturity securities	1,122,459	43,661	11,158	1,154,962

Equity securities:
Common stocks:
Financial services	26,103	10,390	204	36,289
Information technology	17,467	9,425	56	26,836
Healthcare	14,204	12,117	50	26,271
Consumer staples	8,860	5,509	34	14,335
Consumer discretionary	12,716	12,048	32	24,732
Energy	16,897	6,634	638	22,893
Industrials	13,462	7,051	220	20,293
Other	10,749	2,148	104	12,793
Non-redeemable preferred stocks	14,586	492	234	14,844
Total equity securities	135,044	65,814	1,572	199,286
Total securities available-for-sale	$1,257,503	$109,475	$12,730	$1,354,248

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $169,000 during the first six months of 2015 and 2014.  During the first quarter of 2015, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2014.
As of June 30, 2015, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded "other-than-temporary" investment impairment losses of $47,000 during the three months ended June 30, 2015 on two equity securities (no impairment losses were recorded during the same period in 2014). For the six months ended June 30, 2015, the Company recognized $665,000 of "other-than-temporary" investment impairment losses on five equity securities, compared to $316,000 on two equity securities during the same period in 2014.
At June 30, 2015, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2015.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $8.3 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2015.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. treasury	$4,837	$15	$—	$—	$4,837	$15
U.S. government-sponsored agencies	111,562	2,076	33,669	1,814	145,231	3,890
Obligations of states and political subdivisions	45,475	475	—	—	45,475	475
Commercial mortgage-backed	3,176	7	—	—	3,176	7
Residential mortgage-backed	24,612	988	21,853	3,832	46,465	4,820
Other asset-backed	6,175	37	—	—	6,175	37
Corporate	112,259	1,806	9,638	108	121,897	1,914
Total, fixed maturity securities	308,096	5,404	65,160	5,754	373,256	11,158
Equity securities:
Common stocks:
Financial services	4,095	202	62	2	4,157	204
Information technology	959	56	—	—	959	56
Healthcare	1,940	50	—	—	1,940	50
Consumer staples	405	34	—	—	405	34
Consumer discretionary	877	32	—	—	877	32
Energy	6,709	629	42	9	6,751	638
Industrials	5,938	220	—	—	5,938	220
Other	3,947	104	—	—	3,947	104
Non-redeemable preferred stocks	2,481	22	1,788	212	4,269	234
Total equity securities	27,351	1,349	1,892	223	29,243	1,572
Total temporarily impaired securities	$335,447	$6,753	$67,052	$5,977	$402,499	$12,730

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2015, the Company held $3.4 million of non-investment grade fixed maturity securities in a net unrealized gain position of $86,000.

Following is a schedule of gross realized losses recognized in the first six months of 2015.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Other realized losses (1)	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, fixed maturity securities	—	—	—	—	—	—

Equity securities:
Three months or less	9,939	9,186	753	302	—	1,055
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	264	—	264
Over nine months to twelve months	—	—	—	47	—	47
Over twelve months	—	—	—	52	—	52
Subtotal, equity securities	9,939	9,186	753	665	—	1,418

Other long-term investments:
Three months or less	—	—	—	—	3,442	3,442
Over three months to six months	—	—	—	—	—	—
Over six months to nine months	—	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—	—
Over twelve months	—	—	—	—	—	—
Subtotal, other long-term investments	—	—	—	—	3,442	3,442

Total realized losses	$9,939	$9,186	$753	$665	$3,442	$4,860
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

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2024.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2015 did not change materially from those presented in the Company’s 2014 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $915,000 and $931,000 as of June 30, 2015 and December 31, 2014, respectively. Premium tax offsets of $975,000 and $969,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2015 and December 31, 2014, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1.8 million and $1.7 million as of June 30, 2015 and December 31, 2014, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2014 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2015.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 23, 2015, the Company completed a three-for-two stock split of its outstanding shares of common stock, effected in the form of a 50 percent stock dividend. The stock split entitled all shareholders of record at the close of business on June 16, 2015, to receive one additional share of common stock for every two shares of common stock held. All share and per share information has been retroactively adjusted to reflect the stock split.
The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2015:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) (2) (3)
4/1/2015 - 4/30/2015	48	$22.86	—	$19,491
5/1/2015 - 5/31/2015	6	22.82	—	19,491
6/1/2015 - 6/30/2015	1,265	23.89	—	19,491
Total	1,319	$23.85	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

(2)	On November 3, 2011, the Company’s Board of Directors authorized a $15 million stock repurchase program. This program does not have an expiration date. No purchases have been made under this program.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2015.

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