Form 10-Q
period 2015-09-30
EMC INSURANCE GROUP INC
filed 2015-11-06
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common stock, $1.00 par value	20,746,326

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,139,373 and $1,080,006)	$1,177,961	$1,127,499
Equity securities available-for-sale, at fair value (cost $142,941 and $123,972)	194,305	197,036
Other long-term investments	15,396	6,227
Short-term investments	32,798	53,262
Total investments	1,420,460	1,384,024

Cash	570	383
Reinsurance receivables due from affiliate	25,399	28,603
Prepaid reinsurance premiums due from affiliate	7,638	8,865
Deferred policy acquisition costs (affiliated $44,559 and $38,930)	44,710	39,343
Prepaid pension and postretirement benefits due from affiliate	18,162	17,360
Accrued investment income	11,716	10,295
Amounts receivable under reverse repurchase agreements	16,850	—
Accounts receivable	1,402	1,767
Income taxes recoverable	2,657	—
Goodwill	942	942
Other assets (affiliated $4,611 and $4,900)	5,019	6,238
Total assets	$1,555,525	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $675,247 and $650,652)	$683,930	$661,309
Unearned premiums (affiliated $263,096 and $230,460)	263,686	232,093
Other policyholders' funds (all affiliated)	8,593	10,153
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	7,347	8,559
Pension benefits payable to affiliate	4,082	4,162
Income taxes payable	—	3
Deferred income taxes	19,295	28,654
Other liabilities (affiliated $23,547 and $23,941)	23,659	25,001
Total liabilities	1,035,592	994,934

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 20,720,855 shares in 2015 and 20,344,409 shares in 2014	20,721	20,344
Additional paid-in capital	107,426	99,891
Accumulated other comprehensive income	60,804	81,662
Retained earnings	330,982	300,989
Total stockholders' equity	519,933	502,886
Total liabilities and stockholders' equity	$1,555,525	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands, except share and per share amounts)	2015	2014
REVENUES
Premiums earned (affiliated $144,540 and $137,395)	$145,788	$138,316
Net investment income	11,299	11,503
Net realized investment gains, excluding impairment losses on securities available-for-sale	8,126	171
Total "other-than-temporary" impairment losses on securities available-for-sale	(628)	(561)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(628)	(561)
Net realized investment gains (losses)	7,498	(390)
Other income (affiliated $420 and $727)	519	1,230
Total revenues	165,104	150,659

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $101,323 and $106,090)	102,685	106,652
Dividends to policyholders (all affiliated)	3,555	2,588
Amortization of deferred policy acquisition costs (affiliated $25,835 and $24,761)	26,139	24,957
Other underwriting expenses (affiliated $16,046 and $13,907)	16,045	13,907
Interest expense (all affiliated)	84	84
Other expenses (affiliated $473 and $373)	675	588
Total losses and expenses	149,183	148,776
Income before income tax expense (benefit)	15,921	1,883

INCOME TAX EXPENSE (BENEFIT)
Current	3,081	(1,452)
Deferred	1,651	1,106
Total income tax expense (benefit)	4,732	(346)
Net income	$11,189	$2,229

Net income per common share - basic and diluted	$0.54	$0.11

Dividend per common share	$0.170	$0.153

Average number of common shares outstanding - basic and diluted	20,684,890	20,267,538
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
($ in thousands, except share and per share amounts)	2015	2014
REVENUES
Premiums earned (affiliated $425,513, and $399,541)	$429,124	$405,348
Net investment income	33,946	34,434
Net realized investment gains, excluding impairment losses on securities available-for-sale	12,848	4,092
Total "other-than-temporary" impairment losses on securities available-for-sale	(1,293)	(877)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(1,293)	(877)
Net realized investment gains (losses)	11,555	3,215
Other income (affiliated $1,119 and $1,088)	1,622	1,626
Total revenues	476,247	444,623

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $278,915 and $298,444)	280,603	301,467
Dividends to policyholders (all affiliated)	6,492	6,517
Amortization of deferred policy acquisition costs (affiliated $77,872 and $73,365)	78,823	74,690
Other underwriting expenses (affiliated $50,297 and $43,229)	50,351	42,941
Interest expense (all affiliated)	253	253
Other expenses (affiliated $1,363 and $1,082)	1,992	1,713
Total losses and expenses	418,514	427,581
Income before income tax expense (benefit)	57,733	17,042

INCOME TAX EXPENSE (BENEFIT)
Current	15,594	2,848
Deferred	1,872	356
Total income tax expense (benefit)	17,466	3,204
Net income	$40,267	$13,838

Net income per common share - basic and diluted	$1.96	$0.69

Dividend per common share	$0.503	$0.460

Average number of common shares outstanding - basic and diluted	20,577,493	20,165,697
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands)	2015	2014
Net income	$11,189	$2,229

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $(2,288) and $(110)	(4,252)	(204)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(89) and $(184)	(164)	(343)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(169) and $(239):
Net actuarial loss	224	94
Prior service credit	(537)	(537)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(313)	(443)

Other comprehensive income (loss)	(4,729)	(990)

Total comprehensive income	$6,460	$1,239

	Nine months ended September 30,
($ in thousands)	2015	2014
Net income	$40,267	$13,838

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $(7,998) and $12,927	(14,855)	24,007
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(2,713) and $(1,862)	(5,039)	(3,458)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(520) and $(717):
Net actuarial loss	648	282
Prior service credit	(1,612)	(1,612)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(964)	(1,330)

Other comprehensive income (loss)	(20,858)	19,219

Total comprehensive income	$19,409	$33,057
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
($ in thousands)	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$40,267	$13,838
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $24,595 and $56,542)	22,621	55,099
Unearned premiums (affiliated $32,636 and $33,364)	31,593	32,481
Other policyholders' funds due to affiliate	(1,560)	50
Amounts due to/from affiliate to settle inter-company transaction balances	(1,212)	(13,272)
Net pension and postretirement benefits due from affiliate	(2,366)	(1,999)
Reinsurance receivables due from affiliate	3,204	(1,363)
Prepaid reinsurance premiums due from affiliate	1,227	(152)
Commissions payable (affiliated $(801) and $(2,607))	(778)	(2,787)
Deferred policy acquisition costs (affiliated $(5,629) and $(4,594))	(5,367)	(4,462)
Accrued investment income	(1,421)	(954)
Current income tax	(2,577)	(5,855)
Deferred income tax	1,872	356
Net realized investment gains	(11,555)	(3,215)
Other, net (affiliated $704 and $(3,839))	9,092	(546)
Total adjustments to reconcile net income to net cash provided by operating activities	42,773	53,381
Net cash provided by operating activities	83,040	67,219
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(185,108)	(137,283)
Disposals of fixed maturity securities available-for-sale	118,513	97,799
Purchases of equity securities available-for-sale	(66,030)	(35,659)
Disposals of equity securities available-for-sale	54,411	31,036
Purchases of other long-term investments	(7,758)	(7,007)
Disposals of other long-term investments	1,958	344
Net disposals (purchases) of short-term investments	20,464	(13,825)
Net disbursements under reverse repurchase agreements	(16,850)	—
Net cash used in investing activities	(80,400)	(64,595)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	7,738	6,647
Excess tax benefit associated with affiliate’s stock plans	83	99
Dividends paid to stockholders (affiliated $(5,925) and $(5,415))	(10,274)	(9,228)
Net cash used in financing activities	(2,453)	(2,482)
NET INCREASE IN CASH	187	142
Cash at the beginning of the year	383	239
Cash at the end of the quarter	$570	$381
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

Investments
During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting. Because of the nature of this investment, which is used solely to support the equity tail-risk hedging strategy, changes in the carrying value of the limited partnership are recorded as net realized investment gains (losses), rather than as a component of investment income.
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
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended September 30, 2015 and 2014 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended September 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$117,187	$—	$117,187
Assumed from nonaffiliates	1,178	34,954	36,132
Assumed from affiliates	141,200	—	141,200
Ceded to nonaffiliates	(7,656)	(774)	(8,430)
Ceded to affiliates	(117,187)	(2,734)	(119,921)
Net premiums written	$134,722	$31,446	$166,168

Premiums earned
Direct	$92,083	$—	$92,083
Assumed from nonaffiliates	1,073	35,939	37,012
Assumed from affiliates	118,784	—	118,784
Ceded to nonaffiliates	(6,104)	(1,170)	(7,274)
Ceded to affiliates	(92,083)	(2,734)	(94,817)
Net premiums earned	$113,753	$32,035	$145,788

Losses and settlement expenses incurred
Direct	$52,220	$—	$52,220
Assumed from nonaffiliates	655	27,677	28,332
Assumed from affiliates	76,697	252	76,949
Ceded to nonaffiliates	(1,376)	(877)	(2,253)
Ceded to affiliates	(52,220)	(343)	(52,563)
Net losses and settlement expenses incurred	$75,976	$26,709	$102,685

	Three months ended September 30, 2014
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$117,508	$—	$117,508
Assumed from nonaffiliates	1,038	38,326	39,364
Assumed from affiliates	137,591	—	137,591
Ceded to nonaffiliates	(7,624)	(3,735)	(11,359)
Ceded to affiliates	(117,508)	(2,767)	(120,275)
Net premiums written	$131,005	$31,824	$162,829

Premiums earned
Direct	$93,571	$—	$93,571
Assumed from nonaffiliates	963	37,369	38,332
Assumed from affiliates	113,039	—	113,039
Ceded to nonaffiliates	(6,050)	(4,238)	(10,288)
Ceded to affiliates	(93,571)	(2,767)	(96,338)
Net premiums earned	$107,952	$30,364	$138,316

Losses and settlement expenses incurred
Direct	$55,850	$—	$55,850
Assumed from nonaffiliates	540	29,938	30,478
Assumed from affiliates	78,147	291	78,438
Ceded to nonaffiliates	(131)	(2,621)	(2,752)
Ceded to affiliates	(55,850)	488	(55,362)
Net losses and settlement expenses incurred	$78,556	$28,096	$106,652

	Nine months ended September 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$297,974	$—	$297,974
Assumed from nonaffiliates	3,296	107,821	111,117
Assumed from affiliates	379,761	—	379,761
Ceded to nonaffiliates	(18,728)	(2,480)	(21,208)
Ceded to affiliates	(297,974)	(8,427)	(306,401)
Net premiums written	$364,329	$96,914	$461,243

Premiums earned
Direct	$273,441	$—	$273,441
Assumed from nonaffiliates	3,165	109,134	112,299
Assumed from affiliates	347,686	—	347,686
Ceded to nonaffiliates	(17,639)	(4,795)	(22,434)
Ceded to affiliates	(273,441)	(8,427)	(281,868)
Net premiums earned	$333,212	$95,912	$429,124

Losses and settlement expenses incurred
Direct	$147,843	$—	$147,843
Assumed from nonaffiliates	1,878	69,041	70,919
Assumed from affiliates	216,197	721	216,918
Ceded to nonaffiliates	(2,607)	(4,065)	(6,672)
Ceded to affiliates	(147,843)	(562)	(148,405)
Net losses and settlement expenses incurred	$215,468	$65,135	$280,603

	Nine months ended September 30, 2014
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$298,400	$—	$298,400
Assumed from nonaffiliates	2,818	110,346	113,164
Assumed from affiliates	362,925	—	362,925
Ceded to nonaffiliates	(19,761)	(11,133)	(30,894)
Ceded to affiliates	(298,400)	(7,937)	(306,337)
Net premiums written	$345,982	$91,276	$437,258

Premiums earned
Direct	$277,932	$—	$277,932
Assumed from nonaffiliates	2,698	113,014	115,712
Assumed from affiliates	328,317	—	328,317
Ceded to nonaffiliates	(18,299)	(12,445)	(30,744)
Ceded to affiliates	(277,932)	(7,937)	(285,869)
Net premiums earned	$312,716	$92,632	$405,348

Losses and settlement expenses incurred
Direct	$179,277	$—	$179,277
Assumed from nonaffiliates	1,626	81,921	83,547
Assumed from affiliates	233,649	828	234,477
Ceded to nonaffiliates	(8,206)	(8,880)	(17,086)
Ceded to affiliates	(179,277)	529	(178,748)
Net losses and settlement expenses incurred	$227,069	$74,398	$301,467

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$113,753	$32,035	$—	$145,788

Underwriting profit (loss)	(101)	(2,535)	—	(2,636)
Net investment income (loss)	8,125	3,176	(2)	11,299
Net realized investment gains (losses)	4,889	2,609	—	7,498
Other income	210	309	—	519
Interest expense	84	—	—	84
Other expenses	196	—	479	675
Income (loss) before income tax expense (benefit)	$12,843	$3,559	$(481)	$15,921

Three months ended September 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$107,952	$30,364	$—	$138,316

Underwriting profit (loss)	(4,414)	(5,374)	—	(9,788)
Net investment income (loss)	8,230	3,275	(2)	11,503
Net realized investment gains (losses)	(286)	(104)	—	(390)
Other income	202	1,028	—	1,230
Interest expense	84	—	—	84
Other expenses	132	—	456	588
Income (loss) before income tax expense (benefit)	$3,516	$(1,175)	$(458)	$1,883

Nine months ended September 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$333,212	$95,912	$—	$429,124

Underwriting profit (loss)	7,465	5,390	—	12,855
Net investment income (loss)	24,301	9,654	(9)	33,946
Net realized investment gains (losses)	7,866	3,689	—	11,555
Other income	582	1,040	—	1,622
Interest expense	253	—	—	253
Other expenses	568	—	1,424	1,992
Income (loss) before income tax expense (benefit)	$39,393	$19,773	$(1,433)	$57,733

Assets	$1,108,180	$436,681	$520,021	$2,064,882
Eliminations	—	—	(508,553)	(508,553)
Reclassifications	—	—	(804)	(804)
Total assets	$1,108,180	$436,681	$10,664	$1,555,525

Nine months ended September 30, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$312,716	$92,632	$—	$405,348

Underwriting profit (loss)	(15,868)	(4,399)	—	(20,267)
Net investment income (loss)	24,818	9,624	(8)	34,434
Net realized investment gains (losses)	2,293	922	—	3,215
Other income	584	1,042	—	1,626
Interest expense	253	—	—	253
Other expenses	540	—	1,173	1,713
Income (loss) before income tax expense (benefit)	$11,034	$7,189	$(1,181)	$17,042

Year ended December 31, 2014
Assets	$1,057,429	$434,139	$503,008	$1,994,576
Eliminations	—	—	(495,288)	(495,288)
Reclassifications	(909)	—	(559)	(1,468)
Total assets	$1,056,520	$434,139	$7,161	$1,497,820

The following table displays the net premiums earned of the property and casualty insurance segment and the reinsurance segment for the three and nine months ended September 30, 2015 and 2014, by line of insurance.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Property and casualty insurance segment
Commercial lines:
Automobile	$27,080	$25,000	$78,698	$71,657
Property	26,526	25,111	77,518	71,756
Workers' compensation	23,777	22,209	69,150	65,172
Liability	23,449	22,090	68,952	63,600
Other	2,032	1,881	6,044	5,472
Total commercial lines	102,864	96,291	300,362	277,657

Personal lines:
Automobile	5,717	6,284	17,313	18,999
Homeowners	5,172	5,377	15,537	16,060
Total personal lines	10,889	11,661	32,850	35,059
Total property and casualty insurance	$113,753	$107,952	$333,212	$312,716

Reinsurance segment
Pro rata reinsurance:
Multiline (primarily property)	$1,190	$700	$4,584	$5,031
Property	4,162	2,622	11,877	9,929
Liability	4,787	3,148	13,955	8,661
Marine	2,898	3,502	9,738	11,721
Total pro rata reinsurance	13,037	9,972	40,154	35,342

Excess of loss reinsurance:
Property	16,249	17,248	46,425	48,507
Liability	2,749	3,144	9,333	8,783
Total excess of loss reinsurance	18,998	20,392	55,758	57,290
Total reinsurance	$32,035	$30,364	$95,912	$92,632

Consolidated	$145,788	$138,316	$429,124	$405,348

4.	INCOME TAXES
The actual income tax expense (benefit) for the three and nine months ended September 30, 2015 and 2014 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Computed "expected" income tax expense	$5,573	$659	$20,207	$5,965
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(687)	(757)	(2,072)	(2,559)
Dividends received deduction	(266)	(247)	(809)	(725)
Proration of tax-exempt interest and dividends received deduction	143	151	432	493
Other, net	(31)	(152)	(292)	30
Total income tax expense (benefit)	$4,732	$(346)	$17,466	$3,204

The Company had no provision for uncertain income tax positions at September 30, 2015 or December 31, 2014.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during the three or nine months ended September 30, 2015 or 2014.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012.

5.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Pension plans:
Service cost	$3,497	$3,216	$10,471	$9,647
Interest cost	2,341	2,416	6,983	7,248
Expected return on plan assets	(5,074)	(5,183)	(15,223)	(15,549)
Amortization of net actuarial loss	719	91	2,033	274
Amortization of prior service cost	8	8	23	24
Net periodic pension benefit cost	$1,491	$548	$4,287	$1,644

Postretirement benefit plans:
Service cost	$353	$315	$1,059	$945
Interest cost	537	564	1,611	1,691
Expected return on plan assets	(1,104)	(1,099)	(3,312)	(3,297)
Amortization of net actuarial loss	437	413	1,309	1,238
Amortization of prior service credit	(2,867)	(2,867)	(8,600)	(8,600)
Net periodic postretirement benefit income	$(2,644)	$(2,674)	$(7,933)	$(8,023)

Net periodic pension benefit cost allocated to the Company amounted to $456,000 and $170,000 for the three months and $1.3 million and $510,000 for the nine months ended September 30, 2015 and 2014, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $761,000 and $770,000 for the three months and $2.3 million and $2.3 million for the nine months ended September 30, 2015 and 2014, respectively.
The Company’s share of Employers Mutual’s remaining 2015 planned contribution to the pension plan, if made, will be approximately $900,000. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2015.

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
The Company recognized compensation expense from these plans of $167,000 ($108,000 net of tax) and $65,000 ($43,000 net of tax) for the three months and $351,000 ($228,000 net of tax) and $204,000 ($133,000 net of tax) for the nine months ended September 30, 2015 and 2014, respectively.  During the first nine months of 2015, 117,146 shares of restricted stock were granted under the 2007 Plan to eligible participants, 40,941 shares of restricted stock vested, and 274,219 options were exercised under the plans at a weighted average exercise price of $14.69.

7.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

September 30, 2015	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,737	$9,737
U.S. government-sponsored agencies	223,465	223,465
Obligations of states and political subdivisions	343,936	343,936
Commercial mortgage-backed	43,739	43,739
Residential mortgage-backed	89,684	89,684
Other asset-backed	18,738	18,738
Corporate	448,662	448,662
Total fixed maturity securities available-for-sale	1,177,961	1,177,961

Equity securities available-for-sale:
Common stocks:
Financial services	34,519	34,519
Information technology	26,564	26,564
Healthcare	24,118	24,118
Consumer staples	15,769	15,769
Consumer discretionary	19,150	19,150
Energy	21,170	21,170
Industrials	17,745	17,745
Other	17,003	17,003
Non-redeemable preferred stocks	18,267	18,267
Total equity securities available-for-sale	194,305	194,305

Short-term investments	32,798	32,798

Liabilities:
Surplus notes	25,000	11,269

December 31, 2014	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$9,703
U.S. government-sponsored agencies	215,616	215,616
Obligations of states and political subdivisions	326,058	326,058
Commercial mortgage-backed	46,762	46,762
Residential mortgage-backed	97,953	97,953
Other asset-backed	16,005	16,005
Corporate	415,402	415,402
Total fixed maturity securities available-for-sale	1,127,499	1,127,499

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,379
Information technology	26,865	26,865
Healthcare	26,852	26,852
Consumer staples	16,694	16,694
Consumer discretionary	22,691	22,691
Energy	22,863	22,863
Industrials	18,221	18,221
Other	16,056	16,056
Non-redeemable preferred stocks	12,415	12,415
Total equity securities available-for-sale	197,036	197,036

Short-term investments	53,262	53,262

Liabilities:
Surplus notes	25,000	12,308

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At September 30, 2015 and December 31, 2014, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One equity security is reported as a Level 3 fair value measurement at September 30, 2015 and December 31, 2014, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at September 30, 2015 include seven fixed maturity securities (ten at December 31, 2014). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of September 30, 2015 and December 31, 2014.

September 30, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,737	$—	$9,737	$—
U.S. government-sponsored agencies	223,465	—	223,465	—
Obligations of states and political subdivisions	343,936	—	343,936	—
Commercial mortgage-backed	43,739	—	43,739	—
Residential mortgage-backed	89,684	—	89,684	—
Other asset-backed	18,738	—	18,738	—
Corporate	448,662	—	447,209	1,453
Total fixed maturity securities available-for-sale	1,177,961	—	1,176,508	1,453

Equity securities available-for-sale:
Common stocks:
Financial services	34,519	34,516	—	3
Information technology	26,564	26,564	—	—
Healthcare	24,118	24,118	—	—
Consumer staples	15,769	15,769	—	—
Consumer discretionary	19,150	19,150	—	—
Energy	21,170	21,170	—	—
Industrials	17,745	17,745	—	—
Other	17,003	17,003	—	—
Non-redeemable preferred stocks	18,267	11,236	7,031	—
Total equity securities available-for-sale	194,305	187,271	7,031	3

Short-term investments	32,798	32,798	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,269	—	—	11,269

December 31, 2014		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$—	$9,703	$—
U.S. government-sponsored agencies	215,616	—	215,616	—
Obligations of states and political subdivisions	326,058	—	326,058	—
Commercial mortgage-backed	46,762	—	46,762	—
Residential mortgage-backed	97,953	—	97,953	—
Other asset-backed	16,005	—	16,005	—
Corporate	415,402	—	413,740	1,662
Total fixed maturity securities available-for-sale	1,127,499	—	1,125,837	1,662

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,376	—	3
Information technology	26,865	26,865	—	—
Healthcare	26,852	26,852	—	—
Consumer staples	16,694	16,694	—	—
Consumer discretionary	22,691	22,691	—	—
Energy	22,863	22,863	—	—
Industrials	18,221	18,221	—	—
Other	16,056	16,056	—	—
Non-redeemable preferred stocks	12,415	7,745	4,670	—
Total equity securities available-for-sale	197,036	192,363	4,670	3

Short-term investments	53,262	53,262	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	12,308	—	—	12,308

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015 and 2014.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

Three months ended September 30, 2015	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,622	$3	$1,625
Settlements	(171)	—	(171)
Unrealized gains (losses) included in other comprehensive income (loss)	2	—	2
Balance at September 30, 2015	$1,453	$3	$1,456

Nine months ended September 30, 2015
Beginning balance	$1,662	$3	$1,665
Settlements	(214)	—	(214)
Unrealized gains (losses) included in other comprehensive income (loss)	5	—	5
Balance at September 30, 2015	$1,453	$3	$1,456

Three months ended September 30, 2014	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,949	$3	$1,952
Settlements	(70)	—	(70)
Unrealized gains (losses) included in other comprehensive income (loss)	(3)	—	(3)
Balance at September 30, 2014	$1,876	$3	$1,879

Nine months ended September 30, 2014
Beginning balance	$1,976	$3	$1,979
Settlements	(112)	—	(112)
Unrealized gains (losses) included in other comprehensive income (loss)	12	—	12
Balance at September 30, 2014	$1,876	$3	$1,879

There were no transfers into or out of Levels 1 or 2 during the nine months ended September 30, 2015 or 2014.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2015 and December 31, 2014 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

September 30, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,600	$137	$—	$9,737
U.S. government-sponsored agencies	221,466	2,743	744	223,465
Obligations of states and political subdivisions	319,666	24,270	—	343,936
Commercial mortgage-backed	41,304	2,437	2	43,739
Residential mortgage-backed	94,411	1,660	6,387	89,684
Other asset-backed	17,738	1,066	66	18,738
Corporate	435,188	15,339	1,865	448,662
Total fixed maturity securities	1,139,373	47,652	9,064	1,177,961

Equity securities:
Common stocks:
Financial services	27,143	8,215	839	34,519
Information technology	18,956	7,845	237	26,564
Healthcare	14,969	9,388	239	24,118
Consumer staples	10,093	5,762	86	15,769
Consumer discretionary	10,471	8,705	26	19,150
Energy	16,927	4,999	756	21,170
Industrials	11,153	6,924	332	17,745
Other	15,243	2,269	509	17,003
Non-redeemable preferred stocks	17,986	546	265	18,267
Total equity securities	142,941	54,653	3,289	194,305
Total securities available-for-sale	$1,282,314	$102,305	$12,353	$1,372,266

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,574	$129	$—	$9,703
U.S. government-sponsored agencies	215,425	2,313	2,122	215,616
Obligations of states and political subdivisions	299,258	26,840	40	326,058
Commercial mortgage-backed	42,996	3,766	—	46,762
Residential mortgage-backed	100,296	1,402	3,745	97,953
Other asset-backed	14,798	1,213	6	16,005
Corporate	397,659	18,485	742	415,402
Total fixed maturity securities	1,080,006	54,148	6,655	1,127,499

Equity securities:
Common stocks:
Financial services	22,586	11,835	42	34,379
Information technology	15,755	11,110	—	26,865
Healthcare	14,673	12,179	—	26,852
Consumer staples	10,584	6,112	2	16,694
Consumer discretionary	11,304	11,420	33	22,691
Energy	15,837	7,458	432	22,863
Industrials	9,658	8,596	33	18,221
Other	11,493	4,563	—	16,056
Non-redeemable preferred stocks	12,082	617	284	12,415
Total equity securities	123,972	73,890	826	197,036
Total securities available-for-sale	$1,203,978	$128,038	$7,481	$1,324,535

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2015 and December 31, 2014, listed by length of time the securities were in an unrealized loss position.

September 30, 2015	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$44,495	$471	$35,212	$273	$79,707	$744
Commercial mortgage-backed	579	2	—	—	579	2
Residential mortgage-backed	15,102	1,873	22,393	4,514	37,495	6,387
Other asset-backed	6,136	66	—	—	6,136	66
Corporate	69,883	1,570	11,438	295	81,321	1,865
Total, fixed maturity securities	136,195	3,982	69,043	5,082	205,238	9,064
Equity securities:
Common stocks:
Financial services	9,754	831	57	8	9,811	839
Information technology	3,552	237	—	—	3,552	237
Healthcare	3,388	239	—	—	3,388	239
Consumer staples	1,762	86	—	—	1,762	86
Consumer discretionary	371	26	—	—	371	26
Energy	9,478	756	—	—	9,478	756
Industrials	3,501	332	—	—	3,501	332
Other	7,510	509	—	—	7,510	509
Non-redeemable preferred stocks	2,463	41	1,776	224	4,239	265
Total equity securities	41,779	3,057	1,833	232	43,612	3,289
Total temporarily impaired securities	$177,974	$7,039	$70,876	$5,314	$248,850	$12,353

December 31, 2014	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$24,473	$94	$97,446	$2,028	$121,919	$2,122
Obligations of states and political subdivisions	—	—	3,757	40	3,757	40
Commercial mortgage-backed	1,102	—	—	—	1,102	—
Residential mortgage-backed	21,451	1,252	21,163	2,493	42,614	3,745
Other asset-backed	1,889	6	—	—	1,889	6
Corporate	16,740	281	28,257	461	44,997	742
Total, fixed maturity securities	65,655	1,633	150,623	5,022	216,278	6,655
Equity securities:
Common stocks:
Financial services	1,162	9	187	33	1,349	42
Consumer staples	1,051	2	—	—	1,051	2
Consumer discretionary	822	33	—	—	822	33
Energy	4,298	432	—	—	4,298	432
Industrials	1,406	33	—	—	1,406	33
Non-redeemable preferred stocks	—	—	1,716	284	1,716	284
Total equity securities	8,739	509	1,903	317	10,642	826
Total temporarily impaired securities	$74,394	$2,142	$152,526	$5,339	$226,920	$7,481

Unrealized losses on fixed maturity securities increased during 2015 due to an increase in interest rates.  Most of these securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2015.
No particular sector or individual security accounted for a material amount of unrealized losses on common stocks at September 30, 2015.  The Company believes the unrealized losses on common stocks are primarily due to general fluctuations in the equity markets.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2015.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2015.

The amortized cost and estimated fair value of fixed maturity securities at September 30, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$66,429	$67,150
Due after one year through five years	144,462	152,924
Due after five years through ten years	280,923	286,725
Due after ten years	507,529	533,372
Securities not due at a single maturity date	140,030	137,790
Totals	$1,139,373	$1,177,961

A summary of realized investment gains and (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Fixed maturity securities available-for-sale:
Gross realized investment gains	$61	$129	$642	$495
Gross realized investment losses	—	—	—	(92)

Equity securities available-for-sale:
Gross realized investment gains	3,345	1,140	11,681	6,456
Gross realized investment losses	(2,525)	(181)	(3,278)	(662)
"Other-than-temporary" impairments	(628)	(561)	(1,293)	(877)

Other long-term investments, net	7,245	(917)	3,803	(2,105)
Totals	$7,498	$(390)	$11,555	$3,215

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The net realized investment gains (losses) recognized on other long-term investments for the three and nine months ended September 30, 2015 and 2014 represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2014 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2015.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2014	$78,362	$3,300	$81,662
Other comprehensive income (loss) before reclassifications	(14,855)	—	(14,855)
Amounts reclassified from accumulated other comprehensive income	(5,039)	(964)	(6,003)
Other comprehensive income (loss)	(19,894)	(964)	(20,858)
Balance at September 30, 2015	$58,468	$2,336	$60,804

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and nine months ended September 30, 2015 and 2014, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended September 30, 2015	Nine months ended September 30, 2015	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$253	$7,752	Net realized investment gains
Deferred income tax expense	(89)	(2,713)	Income tax expense, current
Net reclassification adjustment	164	5,039

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(345)	(996)	(1)
Prior service credit	827	2,480	(1)
Total before tax	482	1,484
Deferred income tax expense	(169)	(520)	Income tax expense, current
Net reclassification adjustment	313	964

Total reclassification adjustment	$477	$6,003

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see Note 5, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended September 30, 2014	Nine months ended September 30, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$527	$5,320	Net realized investment gains
Deferred income tax expense	(184)	(1,862)	Income tax expense, current
Net reclassification adjustment	343	3,458

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(144)	(433)	(1)
Prior service credit	826	2,480	(1)
Total before tax	682	2,047
Deferred income tax expense	(239)	(717)	Income tax expense, current
Net reclassification adjustment	443	1,330

Total reclassification adjustment	$786	$4,788

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

13.	SUBSEQUENT EVENTS
On October 29, 2015, the Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016, and also approved a new inter-company reinsurance program between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. These reinsurance programs are intended to reduce the volatility of the Company's quarterly results caused by catastrophe and storms losses, and will provide protection from both the frequency and severity of such losses. Approval of the Inter-Company Committees is required to ensure that the terms of the agreements are fair and equitable to both parties; however, the programs must be approved by regulatory authorities before they become effective.
The reinsurance subsidiary's reinsurance program for 2016 will consist of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The cost of this treaty will be approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The cost of this treaty will be approximately $3.1 million. Any losses retained under the per occurrence treaty will inure to the benefit of the aggregate treaty. Only catastrophe events with total losses greater than $500,000 will be subject to the terms of the aggregate treaty. The reinsurance subsidiary will purchase additional reinsurance protections (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any recoveries received from external parties will reduce the amount of losses ceded to Employers Mutual. The net cost of the external reinsurance protection is estimated to be approximately $4.0 million.
The property and casualty insurance subsidiaries' reinsurance program for 2016 will consist of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty will be effective from January 1, 2016 to June 30, 2016, and will have a retention of $20.0 million and a limit of $24.0 million. The cost of this treaty will be approximately $6.3 million. The second treaty will be effective from July 1, 2016 through December 31, 2016, and will have a retention of $15.0 million and a limit of $12.0 million. The cost of this treaty will be approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) will be subject to the terms of these treaties, and there is no co-participation provision.

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned during the first nine months of 2015.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned during the first nine months of 2015.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Property and casualty insurance
Premiums earned	$113,753	$107,952	$333,212	$312,716
Losses and settlement expenses	75,976	78,556	215,468	227,069
Acquisition and other expenses	37,878	33,810	110,279	101,515
Underwriting profit (loss)	$(101)	$(4,414)	$7,465	$(15,868)

GAAP ratios:
Loss and settlement expense ratio	66.8%	72.8%	64.7%	72.6%
Acquisition expense ratio	33.3%	31.3%	33.1%	32.5%
Combined ratio	100.1%	104.1%	97.8%	105.1%

Losses and settlement expenses:
Insured events of current year	$80,698	$78,983	$229,645	$233,175
Decrease in provision for insured events of prior years	(4,722)	(427)	(14,177)	(6,106)

Total losses and settlement expenses	$75,976	$78,556	$215,468	$227,069

Catastrophe and storm losses	$9,920	$10,064	$28,651	$38,501

Large losses	$10,304	$9,673	$21,453	$23,782

	Three months ended September 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$27,080	$24,555	90.7%	$25,000	$21,974	87.9%
Property	26,526	19,290	72.7%	25,111	18,191	72.4%
Workers' compensation	23,777	12,098	50.9%	22,209	11,582	52.2%
Liability	23,449	10,726	45.7%	22,090	18,450	83.5%
Other	2,032	348	17.1%	1,881	220	11.7%
Total commercial lines	102,864	67,017	65.2%	96,291	70,417	73.1%

Personal lines:
Automobile	5,717	4,717	82.5%	6,284	4,287	68.2%
Homeowners	5,172	4,242	82.0%	5,377	3,852	71.6%
Total personal lines	10,889	8,959	82.3%	11,661	8,139	69.8%
Total property and casualty insurance	$113,753	$75,976	66.8%	$107,952	$78,556	72.8%

	Nine months ended September 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$78,698	$61,843	78.6%	$71,657	$56,864	79.4%
Property	77,518	53,652	69.2%	71,756	57,891	80.7%
Workers' compensation	69,150	39,591	57.3%	65,172	38,131	58.5%
Liability	68,952	34,668	50.3%	63,600	42,957	67.5%
Other	6,044	794	13.1%	5,472	705	12.9%
Total commercial lines	300,362	190,548	63.4%	277,657	196,548	70.8%

Personal lines:
Automobile	17,313	12,013	69.4%	18,999	14,473	76.2%
Homeowners	15,537	12,907	83.1%	16,060	16,048	99.9%
Total personal lines	32,850	24,920	75.9%	35,059	30,521	87.1%
Total property and casualty insurance	$333,212	$215,468	64.7%	$312,716	$227,069	72.6%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2015	2014	2015	2014
Reinsurance
Premiums earned	$32,035	$30,364	$95,912	$92,632
Losses and settlement expenses	26,709	28,096	65,135	74,398
Acquisition and other expenses	7,861	7,642	25,387	22,633
Underwriting profit (loss)	$(2,535)	$(5,374)	$5,390	$(4,399)

GAAP ratios:
Loss and settlement expense ratio	83.4%	92.5%	67.9%	80.3%
Acquisition expense ratio	24.5%	25.2%	26.5%	24.4%
Combined ratio	107.9%	117.7%	94.4%	104.7%

Losses and settlement expenses:
Insured events of current year	$24,214	$29,360	$70,915	$79,214
Increase (decrease) in provision for insured events of prior years	2,495	(1,264)	(5,780)	(4,816)

Total losses and settlement expenses	$26,709	$28,096	$65,135	$74,398

Catastrophe and storm losses	$7,844	$7,415	$12,104	$14,335

	Three months ended September 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance:
Multiline (primarily property)	$1,190	$747	62.8%	$700	$957	136.8%
Property	4,162	3,894	93.6%	2,622	3,838	146.4%
Liability	4,787	3,137	65.6%	3,148	1,289	40.9%
Marine	2,898	1,889	65.2%	3,502	3,576	102.1%
Total pro rata reinsurance	13,037	9,667	74.2%	9,972	9,660	96.9%

Excess of loss reinsurance:
Property	16,249	13,524	83.2%	17,248	16,108	93.4%
Liability	2,749	3,518	128.0%	3,144	2,328	74.1%
Total excess of loss reinsurance	18,998	17,042	89.7%	20,392	18,436	90.0%
Total reinsurance	$32,035	$26,709	83.4%	$30,364	$28,096	92.5%

	Nine months ended September 30,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance:
Multiline (primarily property)	$4,584	$1,180	25.7%	$5,031	$3,570	71.0%
Property	11,877	13,151	110.7%	9,929	10,112	101.8%
Liability	13,955	8,701	62.4%	8,661	4,983	57.5%
Marine	9,738	436	4.5%	11,721	6,700	57.2%
Total pro rata reinsurance	40,154	23,468	58.4%	35,342	25,365	71.8%

Excess of loss reinsurance:
Property	46,425	32,041	69.0%	48,507	47,240	97.4%
Liability	9,333	9,626	103.1%	8,783	1,793	20.4%
Total excess of loss reinsurance	55,758	41,667	74.7%	57,290	49,033	85.6%
Total reinsurance	$95,912	$65,135	67.9%	$92,632	$74,398	80.3%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share amounts)	2015	2014	2015	2014
Consolidated
REVENUES
Premiums earned	$145,788	$138,316	$429,124	$405,348
Net investment income	11,299	11,503	33,946	34,434
Realized investment gains (losses)	7,498	(390)	11,555	3,215
Other income	519	1,230	1,622	1,626
	165,104	150,659	476,247	444,623
LOSSES AND EXPENSES
Losses and settlement expenses	102,685	106,652	280,603	301,467
Acquisition and other expenses	45,739	41,452	135,666	124,148
Interest expense	84	84	253	253
Other expense	675	588	1,992	1,713
	149,183	148,776	418,514	427,581

Income before income tax expense (benefit)	15,921	1,883	57,733	17,042
Income tax expense (benefit)	4,732	(346)	17,466	3,204
Net income	$11,189	$2,229	$40,267	$13,838

Net income per share	$0.54	$0.11	$1.96	$0.69

GAAP ratios:
Loss and settlement expense ratio	70.4%	77.1%	65.4%	74.4%
Acquisition expense ratio	31.4%	30.0%	31.6%	30.6%
Combined ratio	101.8%	107.1%	97.0%	105.0%

Losses and settlement expenses:
Insured events of current year	$104,912	$108,343	$300,560	$312,389
Decrease in provision for insured events of prior years	(2,227)	(1,691)	(19,957)	(10,922)

Total losses and settlement expenses	$102,685	$106,652	$280,603	$301,467

Catastrophe and storm losses	$17,764	$17,479	$40,755	$52,836

Large losses	$10,304	$9,673	$21,453	$23,782

The Company reported net income of $11.2 million ($0.54 per share) during the three months ended September 30, 2015, compared to $2.2 million ($0.11 per share) during the same period in 2014.  For the nine months ended September 30, 2015, net income totaled $40.3 million ($1.96 per share) compared to $13.8 million ($0.69 per share) during the same period in 2014. Third quarter results improved in both segments, but especially in the property and casualty segment which continues to benefit from improved premium rate adequacy and a reduction in claim frequency. This improvement, combined with the record-breaking first quarter results, has the Company on track to achieve an underwriting profit for the year. An increase in realized investment gains, primarily resulting from positive performance of the equity tail-risk hedging strategy during the month of August, also contributed to the rise in net income for both the three and nine months ended September 30, 2015.

Premium income
Premiums earned increased 5.4 percent and 5.9 percent to $145.8 million and $429.1 million for the three and nine months ended September 30, 2015 from $138.3 million and $405.3 million for the same periods in 2014.  The property and casualty insurance segment continued to report an increase in premiums earned due to rate level increases on renewal business, growth in insured exposures and an increase in retained policies. Premiums earned also increased in the reinsurance segment, due largely to growth in the Mutual Reinsurance Bureau underwriting association (MRB). Rate levels for both segments continue to be restrained by increased competition, especially for quality accounts with good loss experience. Average rate level increases were in the low single-digits in the property and casualty insurance segment during the first nine months of 2015, and are expected to remain at that level during the remainder of the year. Rates-on-line for excess of loss reinsurance renewal business declined approximately 3.0 percent during the January 1 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased.
Premiums earned for the property and casualty insurance segment increased 5.4 percent and 6.6 percent to $113.8 million and $333.2 million for the three and nine months ended September 30, 2015 from $108.0 million and $312.7 million for the same periods in 2014.  These increases are primarily associated with renewal business, which increased five percent during the first nine months of 2015 due to a combination of rate level increases, growth in insured exposures and an increase in retained policies in the commercial lines of business. Renewal rates across both commercial and personal lines of business increased approximately two and a half percent during the first nine months of 2015, and are expected to continue at a low single-digit pace through the remainder of the year due to competition restraints. New business premium (at 13 percent of the pool participants’ direct written premiums) is nearly unchanged from the amount reported in the first nine months of 2014, with a slight increase in commercial lines new business premium being offset by a decline in personal lines new business premium. Commercial lines new business continued to be in the desired range of growth, and was strongest outside of the core Midwest market.  This growth helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. While retention levels for personal lines of business remained stable, new business written premiums were down as management continued to focus on the development and implementation of its new personal lines strategy. During the first nine months of 2015, the overall policy retention rate remained strong at 86.2 percent (commercial lines at 86.9 percent and personal lines at 85.2 percent). These retention rates approximate those at the end of 2014.
Premiums earned for the reinsurance segment increased 5.5 percent and 3.5 percent to $32.0 million and $95.9 million for the three and nine months ended September 30, 2015 from $30.4 million and $92.6 million for the same periods in 2014. As noted above, these increases are largely attributed to MRB, which reported a significant increase in pro rata liability business. The increase in MRB premiums was partially offset by reduced participation in the offshore energy and liability proportional account for the 2015 contract year. It is important to note that two premium adjustments made in 2014 are inflating the percentage increases reported for 2015. The largest of these adjustments was from a change in the premium recognition period of two large facility contracts in the pro rata property line of business that was implemented in the third quarter of 2014. Upon completion of the 2014 renewal of these facility contracts, a detailed analysis of the underlying contracts in these facilities was completed, and it was determined that the vast majority of them did not attach until January 1, 2015, or later. Therefore, most of the premium associated with the 2014 facility contracts did not begin to be recognized until calendar year 2015. As these renewals occurred mid-year, the impact is largest when comparing the three months ended September 30, 2015 to the same period in 2014. This change in premium recognition did not have a material impact on results because corresponding adjustments were made to incurred but not reported (IBNR) loss reserves, commission expense reserves and the cost of the excess of loss reinsurance protection. The other adjustment was a non-recurring upward revision in the estimated ultimate premium for all accounts in the pro rata property line of business that was recognized in the first quarter of 2014. Competition in the reinsurance market began to increase during 2014 due to the entrance of non-traditional capital into the marketplace. This trend has continued into 2015, but at a more moderate level. As a result, total premiums earned for excess of loss business is down slightly for both the three months and nine months ended September 30, 2015 compared to the same periods in 2014. Expectations for the upcoming January 1 renewal season, when approximately 70 percent of the reinsurance segment's business renews, is for continued pricing pressure on contracts that have not had recent loss activity.

Losses and settlement expenses
Losses and settlement expenses decreased 3.7 percent and 6.9 percent to $102.7 million and $280.6 million for the three and nine months ended September 30, 2015 from $106.7 million and $301.5 million for the same periods in 2014.  The loss and settlement expense ratios decreased to 70.4 percent and 65.4 percent for the three and nine months ended September 30, 2015 from 77.1 percent and 74.4 percent for the same periods in 2014.  Both segments experienced substantial improvements in their loss and settlement expense ratios for the three and nine months ended September 30, 2015. While the improvement in the property and casualty insurance segment was driven by a decline in claim frequency and continued improvements in premium rate adequacy, the improvement in the reinsurance segment primarily reflects a reduction in incurred losses from the unusually high levels experienced in 2014 due to several large fire losses and a high level of catastrophe and storm losses. The actuarial analysis of the Company’s carried reserves as of June 30, 2015 indicated that the level of reserve adequacy was consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratios for the property and casualty insurance segment decreased to 66.8 percent and 64.7 percent for the three and nine months ended September 30, 2015 from 72.8 percent and 72.6 percent for the same periods in 2014.  The decline in the ratio for the three months ended September 30, 2015 reflects lower claim frequency and continued improvement in premium rate adequacy. These factors, combined with lower catastrophe and storm losses, produced an even larger decline in the loss and settlement expense ratio for the nine months ended September 30, 2015. The decline in overall claim frequency is across many of the major lines of business, and is partially driven by the unusually high level of losses experienced during the first quarter of 2014 from severe winter weather. Catastrophe and storm losses accounted for 8.7 and 8.6 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2015, down from 9.3 and 12.3 percentage points during the same periods in 2014, and lower than the most recent 10-year averages of 13.1 and 12.4 percentage points for those periods. Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies' pool, excluding catastrophe losses) accounted for 9.1 and 6.4 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2015, compared to 9.0 and 7.6 percentage points for the same periods in 2014.  Included in the large loss amount reported for the nine months ended September 30, 2014 is $1.5 million stemming from a fire at an adjacent building being renovated that damaged two office buildings owned by the Company's parent, Employers Mutual. At the time of the loss, Employers Mutual was self-insured for the first $5.0 million of loss to its campus, and the loss was subject to the EMC Insurance Companies' inter-company pooling agreement. Overall claims severity increased during the first nine months of 2015, after remaining fairly steady throughout 2014. Increased claims severity has been the primary driver of the high loss and settlement expense ratios reported for the commercial auto line of business in both 2015 and 2014, which is consistent with industry results. Favorable development on prior years' reserves increased for both the three and nine months ended September 30, 2015 compared to the same periods in 2014. Development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.

The loss and settlement expense ratios for the reinsurance segment decreased to 83.4 percent and 67.9 percent for the three and nine months ended September 30, 2015 from 92.5 percent and 80.3 percent for the same periods in 2014. These decreases reflect a decline in reported large losses (losses greater than $100,000), and for the nine months ended September 30, 2015, a decline in catastrophe and storm losses. Results for the three months ended September 30, 2015 reflect $4.1 million of catastrophe and storm losses from the Tianjin, China explosion, which is net of $400,000 of reinsurance recovery under the excess of loss protection provided by Employers Mutual. Approximately $1.0 million of this loss is from the MRB book of business and is reflected in the pro rata property line of business, while the remaining $3.1 million of this loss is reflected in the excess of loss property line of business. This loss is the primary driver of the high loss and settlement expense ratios reported for the property lines of business. The high loss and settlement expense ratio reported for the excess of loss liability line of business for the three months ended September 30, 2015 was caused by poor experience in two facility contracts, while the high ratio reported for the nine months ended September 30, 2015 is attributed to an increase in reported losses for contract years 2010 through 2014, and a corresponding increase in the amount of bulk IBNR loss reserves allocated to these relatively immature years of this long-tailed coverage. Two large reductions made to carried reserves during the second quarter of 2015 are having an impact on the loss and settlement expense ratios reported for two lines of business for the nine months ended September 30, 2015. First, revised ultimate loss ratio information was received for several contract years from the ceding company for the offshore energy and liability proportional account. This revised information reduced the carried amount of IBNR loss reserves, which resulted in a 4.5 percent loss and settlement expense ratio for the marine line of business. Second, a large estimated loss reserve that was established on a German account in the fourth quarter of 2014 was taken down because of favorable development contained in the account statement received in April. This resulted in a 25.7 percent loss and settlement expense ratio for the multiline business. Catastrophe and storm losses accounted for 24.5 percentage points of the loss and settlement expense ratio for the three months ended September 30, 2015, which approximates the 24.4 percentage points reported for the same period in 2014. For the nine months ended September 30, 2015, catastrophe and storm losses accounted for 12.6 percentage points of the loss and settlement expense ratio, down from 15.5 percentage points during the same period in 2014. The most recent 10-year averages for these periods are 18.2 and 14.1 percentage points, respectively. The adverse development reported for the three months ended September 30, 2015 is primarily the result of a reallocation of reserves on a two-year casualty contract from the current accident year to the prior accident year, and therefore does not have an impact on earnings.

Acquisition and other expenses
Acquisition and other expenses increased 10.3 percent and 9.3 percent to $45.7 million and $135.7 million for the three and nine months ended September 30, 2015 from $41.5 million and $124.1 million for the same periods in 2014.  The acquisition expense ratios increased to 31.4 percent and 31.6 percent for the three and nine months ended September 30, 2015 from 30.0 percent and 30.6 percent for the same periods in 2014.  These increases are primarily attributed to an increase in variable expenses such as agent contingent commissions and bonus accruals that are based on the improved underwriting results reported in 2015. Acquisition and other expenses reported for all periods include net periodic postretirement benefit income resulting from the amortization of a large prior service credit that resulted from an amendment of Employers Mutual's postretirement benefit plan in the fourth quarter of 2013. This prior service credit was recognized in accumulated other comprehensive income in the fourth quarter of 2013, and is being amortized out of accumulated other comprehensive income and into net income over 10 years.
The acquisition expense ratios for the property and casualty insurance segment increased to 33.3 percent and 33.1 percent for the three and nine months ended September 30, 2015 from 31.3 percent and 32.5 percent for the same periods in 2014.  The higher acquisition expense ratios in 2015 are primarily attributed to an increase in variable expenses such as agent contingent commissions and bonus accruals that are based on the improved underwriting results reported for 2015. Policyholder dividend expense, another variable expense based upon the underwriting results of individual policies and the safety dividend groups, also contributed to the increase in the acquisition expense ratio for the three months ended September 30, 2015.
The acquisition expense ratios for the reinsurance segment decreased to 24.5 percent for the three months ended September 30, 2015 from 25.2 percent for the same period in 2014, but increased to 26.5 percent for the nine months ended September 30, 2015 from 24.4 percent for the same period in 2014. The increase for the nine months is primarily attributed to growth in pro rata business, which carries higher commission rates than excess of loss business. A large decrease in contingent commission expense during the third quarter of 2015 more than offset the higher commission expense produced by the pro rata business, resulting in a small decline in the acquisition expense ratio for the three months ended September 30, 2015.

Investment results
Net investment income decreased 1.8 percent and 1.4 percent to $11.3 million and $33.9 million for the three and nine months ended September 30, 2015 from $11.5 million and $34.4 million for the same periods in 2014. Net investment income for the nine months ended September 30, 2014 included approximately $442,000 that resulted from the early payoff of a commercial mortgage-backed security during the first quarter that was purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. Excluding this amount, net investment income would have been relatively flat for the first nine months of 2015 compared to the same period in 2014. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has remained relatively steady at 3.9 percent since December 31, 2014, and is up just slightly from 3.8 percent at September 30, 2014.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, has also remained relatively steady at 4.6 at September 30, 2015 and December 31, 2014. The Company’s equity portfolio produced dividend income of $1.3 million and $4.0 million during the three and nine months ended September 30, 2015 compared to $1.3 million and $4.1 million during the same periods in 2014.
The Company had net realized investment gains of $7.5 million and $11.6 million during the three and nine months ended September 30, 2015 compared to a net realized investment loss of $390,000 during the three months ended September 30, 2014, and a net realized investment gain of $3.2 million during the nine months ended September 30, 2014. The reported amounts include $7.2 million and $3.8 million of realized gains generated during the three and nine months ended September 30, 2015 from increases in the carrying value of a limited partnership that helps protect the Company from a sudden and significant decline in the value of its equity portfolio (the equity tail-risk hedging strategy). For the same periods in 2014, this investment generated losses of $917,000 and $2.1 million, respectively. The Company recognized "other-than-temporary" impairment losses of $628,000 and $1.3 million during the three and nine months ended September 30, 2015, compared to $561,000 and $877,000 during the same periods in 2014. These impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  For the three and nine months ended September 30, 2015, the reinsurance segment had foreign currency exchange gains of $254,000 and $984,000, respectively, compared to $1.0 million for both the three and nine months ended September 30, 2014.

Income tax
Income tax expense increased to $4.7 million and $17.5 million for the three and nine months ended September 30, 2015, from an income tax benefit of $346,000 for the the three months ended September 30, 2014 and income tax expense of $3.2 million for the nine months ended September 30, 2014. The effective tax rates for the three and nine months ended September 30, 2015 were 29.7 percent and 30.3 percent, respectively, compared to a negative 18.4 percent for the three months ended September 30, 2014 (income tax benefit in relation to income before tax) and 18.8 percent for the nine months ended September 30, 2014. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

Subsequent events
Inter-Company Reinsurance Programs
On October 29, 2015, the Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016, and also approved a new inter-company reinsurance program between the Company's three insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. These reinsurance programs are intended to reduce the volatility of the Company's quarterly results caused by catastrophe and storms losses, and will provide protection from both the frequency and severity of such losses. Approval by the Inter-Company Committees is required to ensure that the terms of the agreements are fair and equitable to both parties; however, the programs must be approved by regulatory authorities before they become effective.

The reinsurance subsidiary's reinsurance program for 2016 will consist of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The cost of this treaty will be approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The cost of this treaty will be approximately $3.1 million. Any losses retained under the per occurrence treaty will inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 will be subject to the terms of the aggregate treaty. The reinsurance subsidiary will purchase additional reinsurance protections (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold (i.e., $20.0 billion). Any recoveries received from external parties will reduce the amount of losses ceded to Employers Mutual. The net cost of the external reinsurance protection is estimated to be approximately $4.0 million.
The property and casualty insurance subsidiaries' reinsurance program for 2016 will consist of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty will be effective from January 1, 2016 through June 30, 2016, and will have a retention of $20.0 million and a limit of $24.0 million. The cost of this treaty will be approximately $6.3 million. The second treaty will be effective from July 1, 2016 through December 31, 2016, and will have a retention of $15.0 million and a limit of $12.0 million. The cost of this treaty will be approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) will be subject to the terms of these treaties, and there is no co-participation provision.

Stock Repurchase Program
On November 4, 2015, the Company's board of directors approved a change in the metrics utilized to make decisions regarding repurchases of the Company's common stock. The new metrics will continue to focus on the rate of return that can be achieved through the repurchase of stock compared to other alternatives, but are intended to give management more discretion in stock repurchase decisions.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $83.0 million and $67.2 million during the first nine months of 2015 and 2014, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2015 without prior regulatory approval is approximately $45.5 million.  The Company received $7.1 million and $351,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $10.3 million and $9.2 million during the first nine months of 2015 and 2014, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2015 and December 31, 2014, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $25.1 million and $30.9 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $15.4 million and $6.2 million in minority ownership interests in limited partnerships and limited liability companies at September 30, 2015 and December 31, 2014, respectively.  During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
During the second quarter of 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.9 million at September 30, 2015.
The Company’s cash balance was $570,000 and $383,000 at September 30, 2015 and December 31, 2014, respectively.
During the first nine months of 2015, Employers Mutual contributed $4.0 million to its qualified pension plan ($1.2 million allocated to the Company), but made no contributions to its postretirement benefit plans.  The Company’s share of Employers Mutual’s 2015 remaining planned contribution to its pension plan, if made, will be approximately $900,000. No contributions will be made to the VEBA trust in 2015.
During the first nine months of 2014, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.2 million for its share of the total 2014 pension contribution (no contributions were made to the postretirement benefit plans during 2014).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2015.
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
The Company’s total cash and invested assets at September 30, 2015 and December 31, 2014 are summarized as follows:

	September 30, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,139,373	$1,177,961	82.9%	$1,177,961
Equity securities available-for-sale	142,941	194,305	13.7	194,305
Cash	570	570	—	570
Short-term investments	32,798	32,798	2.3	32,798
Other long-term investments	15,396	15,396	1.1	15,396
	$1,331,078	$1,421,030	100.0%	$1,421,030

	December 31, 2014
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,080,006	$1,127,499	81.5%	$1,127,499
Equity securities available-for-sale	123,972	197,036	14.2	197,036
Cash	383	383	—	383
Short-term investments	53,262	53,262	3.9	53,262
Other long-term investments	6,227	6,227	0.4	6,227
	$1,263,850	$1,384,407	100.0%	$1,384,407

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2015 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,600	$137	$—	$9,737
U.S. government-sponsored agencies	221,466	2,743	744	223,465
Obligations of states and political subdivisions	319,666	24,270	—	343,936
Commercial mortgage-backed	41,304	2,437	2	43,739
Residential mortgage-backed	94,411	1,660	6,387	89,684
Other asset-backed	17,738	1,066	66	18,738
Corporate	435,188	15,339	1,865	448,662
Total fixed maturity securities	1,139,373	47,652	9,064	1,177,961

Equity securities:
Common stocks:
Financial services	27,143	8,215	839	34,519
Information technology	18,956	7,845	237	26,564
Healthcare	14,969	9,388	239	24,118
Consumer staples	10,093	5,762	86	15,769
Consumer discretionary	10,471	8,705	26	19,150
Energy	16,927	4,999	756	21,170
Industrials	11,153	6,924	332	17,745
Other	15,243	2,269	509	17,003
Non-redeemable preferred stocks	17,986	546	265	18,267
Total equity securities	142,941	54,653	3,289	194,305
Total securities available-for-sale	$1,282,314	$102,305	$12,353	$1,372,266

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $253,000 during the first nine months of 2015 and 2014.  During the first quarter of 2015, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2014.
As of September 30, 2015, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded $628,000 of "other-than-temporary" investment impairment losses during the three months ended September 30, 2015 compared to $561,000 during the same period in 2014. For the nine months ended September 30, 2015, the Company recognized $1.3 million of "other-than-temporary" investment impairment losses, compared to $877,000 during the same period in 2014. These impairment losses were recognized on securities held in the Company's equity portfolio.
At September 30, 2015, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2015.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $8.0 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2015.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$44,495	$471	$35,212	$273	$79,707	$744
Commercial mortgage-backed	579	2	—	—	579	2
Residential mortgage-backed	15,102	1,873	22,393	4,514	37,495	6,387
Other asset-backed	6,136	66	—	—	6,136	66
Corporate	69,883	1,570	11,438	295	81,321	1,865
Total, fixed maturity securities	136,195	3,982	69,043	5,082	205,238	9,064
Equity securities:
Common stocks:
Financial services	9,754	831	57	8	9,811	839
Information technology	3,552	237	—	—	3,552	237
Healthcare	3,388	239	—	—	3,388	239
Consumer staples	1,762	86	—	—	1,762	86
Consumer discretionary	371	26	—	—	371	26
Energy	9,478	756	—	—	9,478	756
Industrials	3,501	332	—	—	3,501	332
Other	7,510	509	—	—	7,510	509
Non-redeemable preferred stocks	2,463	41	1,776	224	4,239	265
Total equity securities	41,779	3,057	1,833	232	43,612	3,289
Total temporarily impaired securities	$177,974	$7,039	$70,876	$5,314	$248,850	$12,353

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2015, the Company held $3.3 million of non-investment grade fixed maturity securities in a net unrealized gain position of $75,000.

Following is a schedule of gross realized losses recognized in the first nine months of 2015.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
Subtotal, fixed maturity securities	—	—	—	—	—

Equity securities:
Three months or less	24,190	21,625	2,565	717	3,282
Over three months to six months	1,252	982	270	179	449
Over six months to nine months	1,604	1,293	311	285	596
Over nine months to twelve months	—	—	—	47	47
Over twelve months	367	235	132	65	197
Subtotal, equity securities	27,413	24,135	3,278	1,293	4,571

Total realized losses	$27,413	$24,135	$3,278	$1,293	$4,571

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2024.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2015 did not change materially from those presented in the Company’s 2014 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $1.0 million and $931,000 as of September 30, 2015 and December 31, 2014, respectively. Premium tax offsets of $1.1 million and $969,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2015 and December 31, 2014, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $1.7 million at both September 30, 2015 and December 31, 2014.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2014.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2014 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2015.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2015:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) (2) (3)
7/1/2015 - 7/31/2015	144	$25.90	—	$19,491
8/1/2015 - 8/31/2015	24	24.58	—	19,491
9/1/2015 - 9/30/2015	1,211	24.39	—	19,491
Total	1,379	$24.55	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

(2)	On November 3, 2011, the Company’s Board of Directors authorized a $15 million stock repurchase program. This program does not have an expiration date. No purchases have been made under this program.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2015.

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