Form 10-K
period 2015-12-31
EMC INSURANCE GROUP INC
filed 2016-03-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was $222,662,238.
The number of shares outstanding of the registrant's common stock, $1.00 par value, on February 29, 2016, was 20,831,163.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 19, 2016, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2015, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS
GENERAL
EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock.  EMC Insurance Group Inc. is approximately 57 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) and an affiliate are referred to as the “EMC Insurance Companies.”
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
Property and casualty insurance is the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2015.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned in 2015.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual's assumed reinsurance business, subject to certain exceptions.  EMC Reinsurance Company also writes a relatively small amount of assumed reinsurance business on a direct basis (outside the quota share reinsurance agreement).  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.
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

Organizational Structure
Property and Casualty Insurance
The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a new inter-company reinsurance program between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and will provide protection from both the frequency and severity of such losses. The reinsurance program for 2016 will consist of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty will be effective from January 1, 2016 through June 30, 2016, and will have a retention of $20.0 million and a limit of $24.0 million. The cost of this treaty will be approximately $6.3 million. The second treaty will be effective from July 1, 2016 through December 31, 2016, and will have a retention of $15.0 million and a limit of $12.0 million. The cost of this treaty will be approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) will be subject to the terms of these treaties, and there is no co-participation provision.
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

•
the ability to benefit from the capacity of the entire pool (representing $1.6 billion in direct premiums written in 2015 and $1.5 billion in statutory surplus as of December 31, 2015) rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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
The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance departments.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2015	2014	2013
Employers Mutual	0.74	0.74	0.75
EMCASCO (1)	1.54	1.57	1.59
Illinois EMCASCO (1)	1.52	1.52	1.54
Dakota Fire (1)	1.59	1.61	1.62
EMC Property & Casualty Company	0.65	0.64	0.63
Union Insurance Company of Providence	0.65	0.65	0.63
Hamilton Mutual Insurance Company	0.89	0.90	0.87
(1)       The ratios for these companies reflect the issuance of an aggregate $25.0 million of surplus notes to Employers Mutual. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under GAAP, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance
The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) and an excess of loss reinsurance agreement (the “excess of loss agreement”), with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4.0 million of losses per event, and also retains 20.0 percent of any losses between $4.0 million and $10.0 million and 10.0 percent of any losses between $10.0 million and $50.0 million. The cost of the excess of loss reinsurance protection, which includes reimbursement for the cost of reinsurance protection purchased by Employers Mutual to protect itself from the assumption of excessive losses in the event of a major catastrophe, is 8.0 percent (9.0 percent in 2013) of the reinsurance subsidiary’s total assumed reinsurance premiums written.

The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016. The reinsurance program for 2016 will consist of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The cost of this treaty will be approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The cost of this treaty will be approximately $3.1 million. Any losses recovered under the per occurrence treaty will inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 will be subject to the terms of the aggregate treaty. The reinsurance subsidiary will also purchase additional reinsurance protection (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties will reduce the amount of losses ceded to Employers Mutual under the excess of loss agreement. The net cost of the external reinsurance protection is estimated to be approximately $4.0 million.
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
Operations of the quota share and excess of loss agreements give rise to inter-company balances with Employers Mutual, which are generally settled during the month following the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.
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

•
Homeowners - policies purchased by individuals that provide protection against damage or loss to property (other than autos) owned by the individual. This category also includes umbrella policies purchased by individuals that provide protection against liability for bodily injury or property damage to others resulting from acts or omissions of the insured.

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2015, by line of business.

	Year ended December 31,
	2015		2014		2013
($ in thousands) Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Commercial lines:
Automobile	$367,559	23.2%	$344,013	22.7%	$306,695	21.6%
Property	403,567	25.5	387,408	25.5	355,723	25.1
Workers' compensation	309,654	19.6	293,140	19.3	276,921	19.5
Liability	329,045	20.8	311,516	20.5	285,121	20.1
Other	29,704	1.9	28,236	1.9	28,067	2.0
Total commercial lines	1,439,529	91.0	1,364,313	89.9	1,252,527	88.3
Personal lines:
Automobile	73,802	4.7	80,970	5.3	88,830	6.3
Homeowners	67,744	4.3	71,994	4.8	76,037	5.4
Total personal lines	141,546	9.0	152,964	10.1	164,867	11.7
Total	$1,581,075	100.0%	$1,517,277	100.0%	$1,417,394	100.0%

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
The following table sets forth the net premiums written of the reinsurance subsidiary for the three years ended December 31, 2015, by line of business.  In 2015, three pro rata lines of business experienced unusual changes in net written premiums. The multiline line of business reflects a decline in business in a large German account, the liability line of business reflects a large increase in business produced by MRB, and the marine line of business reflects a large negative premium adjustment reported by the ceding company for the offshore energy and liability proportional account, as well as reduced participation in this account for the 2015 contract year. The 2014 pro rata property line of business reflects a $10.0 million reduction in the amount of earned but not reported (EBNR) premiums recognized upon the completion of a detailed review of the premium recognition period of all pro rata contracts. Eight percent (9.0 percent in 2013) of the reinsurance subsidiary’s assumed premiums written were ceded back to Employers Mutual in accordance with the terms of the excess of loss agreement.

	Year ended December 31,
	2015		2014		2013
($ in thousands) Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Pro rata reinsurance:
Multiline (primarily property)	$5,610	4.5%	$9,463	8.0%	$8,415	6.5%
Property	15,423	12.4	7,531	6.3	21,699	16.8
Liability	26,500	21.3	12,055	10.1	8,366	6.5
Marine	1,119	0.9	13,528	11.4	15,398	12.0
Total pro rata reinsurance	48,652	39.1	42,577	35.8	53,878	41.8
Excess of loss reinsurance
Property	63,542	51.0	64,768	54.5	64,011	49.6
Liability	12,310	9.9	11,558	9.7	11,139	8.6
Total excess of loss reinsurance	75,852	60.9	76,326	64.2	75,150	58.2
Total	$124,504	100.0%	$118,903	100.0%	$129,028	100.0%

Marketing and Distribution
Property and Casualty Insurance
The pool participants market a wide variety of commercial and personal lines insurance products through 16 branch offices, which actively write business through independent agents in 41 states.  The pool participants’ products are marketed exclusively through a network of 2,071 local independent agency relationships through 3,997 offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.
The pool participants wrote approximately $1.6 billion in direct premiums in 2015, with 91 percent of this business coming from commercial lines products and 9 percent coming from personal lines products.  Although a majority of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with their agents and customers.

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
The following table sets forth the geographic distribution of the aggregate direct premiums written by all parties to the pooling agreement for the three years ended December 31, 2015.

	Year ended December 31,
	2015	2014	2013
Illinois	4.2%	4.3%	4.2%
Iowa	13.0	13.3	13.9
Kansas	8.5	9.2	9.7
Michigan	4.6	4.3	4.1
Minnesota	4.7	4.6	4.5
Nebraska	5.3	5.2	5.6
North Carolina	3.1	2.8	2.6
Pennsylvania	2.9	2.9	3.3
Texas	4.1	3.9	3.7
Wisconsin	5.6	5.4	5.3
Other *	44.0	44.1	43.1
	100.0%	100.0%	100.0%
* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance
The reinsurance subsidiary currently obtains 97 percent of its business from Employers Mutual through the quota share agreement, and writes 3 percent directly.  The reinsurance subsidiary relies on the financial strength of Employers Mutual to write reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states and the District of Columbia.  Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.
The reinsurance business is derived from two sources.  Approximately 83 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2015 were generated through the activities of Employers Mutual’s Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is brokered through independent intermediaries.  As a result, the risks assumed by HORAD do not materially overlap with the risks assumed through MRB (discussed below).  The risks assumed through HORAD are directly underwritten by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.  Since the reinsurance subsidiary utilizes Employers Mutual’s underwriting personnel and systems to process its direct business, HORAD also includes the business written directly by the reinsurance subsidiary.

The remaining 17 percent of the reinsurance subsidiary’s assumed reinsurance premiums earned in 2015 were generated through Employers Mutual’s participation in MRB, an unincorporated association through which Employers Mutual and other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in MRB since 1957.  MRB is controlled by a board of directors composed of the five member companies, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks ceded to MRB by unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must generally maintain a rating of “A-” (Excellent) or above from A.M. Best Company, Inc. and meet certain other standards.  During 2012, the rating of one of the members was reduced to "B++".  The other participating companies continue to monitor the financial strength of this member, and have determined that removal of this member is not warranted at this time.
The following table sets forth the geographic distribution of the assumed premiums written of the reinsurance subsidiary (gross of the amount ceded to Employers Mutual in connection with the excess of loss agreement) for the three years ended December 31, 2015.

	Year ended December 31,
	2015		2014		2013
($ in thousands) Domiciliary jurisdiction	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Germany	$3,672	2.7%	$6,444	5.0%	$7,000	4.9%
Other foreign jurisdictions*	14,018	10.4	14,261	11.0	18,589	13.1
Domestic	117,641	86.9	108,537	84.0	116,200	82.0
Total	$135,331	100.0%	$129,242	100.0%	$141,789	100.0%
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
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $27.3 million in 2015.  During 2015, the reinsurance subsidiary ceded to Employers Mutual 8.0 percent of its total assumed reinsurance premiums written from all sources as premium for the excess of loss protection, which amounted to $10.8 million.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The net foreign currency exchange gain assumed by the reinsurance subsidiary in 2015 was $386,000.

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

Statutory Combined Trade Ratios
The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries, and the property and casualty insurance industry averages, for the five years ended December 31, 2015.  The combined trade ratios below are the sum of the following:  the loss and settlement expense ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year ended December 31,
	2015	2014	2013	2012	2011
Property and casualty insurance (1)
Loss and settlement expense ratio	65.5%	70.5%	67.2%	66.2%	78.7%
Expense ratio	33.4%	32.0%	35.0%	35.3%	36.1%
Combined trade ratio	98.9%	102.5%	102.2%	101.5%	114.8%

Reinsurance (1)
Loss and settlement expense ratio	64.1%	73.9%	59.0%	68.4%	96.6%
Expense ratio	24.9%	24.5%	23.7%	21.8%	21.5%
Combined trade ratio	89.0%	98.4%	82.7%	90.2%	118.1%

Total insurance operations (1)
Loss and settlement expense ratio	65.2%	71.2%	65.2%	66.7%	82.8%
Expense ratio	31.6%	30.4%	32.3%	32.3%	32.8%
Combined trade ratio	96.8%	101.6%	97.5%	99.0%	115.6%

Property and casualty insurance industry averages (2)
Loss and settlement expense ratio	70.4%	69.3%	67.7%	73.4%	77.9%
Expense ratio	27.6%	28.1%	28.7%	28.8%	28.6%
Combined trade ratio	98.0%	97.4%	96.4%	102.2%	106.5%
(1)       Beginning in 2014, the expense ratios for the Company's property and casualty insurance subsidiaries reflect negative net periodic postretirement benefit costs allocated to them as a result of a plan amendment to Employers Mutual's postretirement medical plan, which created a large prior service credit that is being amortized into benefit expense over a period of 10 years. In addition, the service cost and interest cost components of the revised plan's net periodic benefit cost are significantly lower than those of the prior plan. The 2013 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $532,000 of negative premiums written (net of $53,000 reduction in the amount ceded to Employers Mutual under the excess of loss agreement) and $223,000 of negative commission expense that were recorded in connection with the change in Employers Mutual’s participation in MRB. Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 23.8 percent and 82.8 percent, respectively, and for “total insurance operations” would have been unchanged at 32.3 percent and 97.5 percent, respectively. The 2012 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $3.1 million of negative premiums written (net of $341,000 reduction in the amount ceded to Employers Mutual under the excess of loss agreement) and $1.4 million of negative commission expense that were recorded in connection with the cancellation of a large pro rata account written by MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 22.4 percent and 90.8 percent, respectively, and for “total insurance operations” would have been 32.4 percent and 99.1 percent, respectively.  The 2011 expense ratio and combined trade ratio for “reinsurance” and “total insurance operations” reflect $921,000 of additional premiums written (net of $102,000 ceded to Employers Mutual under the excess of loss agreement) and $399,000 of commission expense that were recorded in connection with a change in Employers Mutual’s participation in MRB.  Excluding these adjustments, the expense ratio and combined trade ratio for “reinsurance” would have been 21.3 percent and 117.9 percent, respectively, and for “total insurance operations” would have been 32.7 percent and 115.5 percent, respectively.
(2)       As reported by A.M. Best.  The ratio for 2015 is an estimate; the actual combined trade ratio is not currently available.

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
Each branch office is responsible for evaluating and settling claims within the authority provided by home office claims.  Authority levels within the branch offices are granted based upon an adjuster’s experience and expertise.  A branch office must request input from home office claims once a case exceeds its authority level.  The Senior Vice President of Claims participates in a claims committee that exists within the home office.  This committee meets on a weekly basis to assist the branches in evaluating and settling claims beyond their authority level.
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

The Company does not discount reserves.  Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions.  Estimates of individual case loss reserves are monitored and reviewed on a regular basis by claim staff members.  Special attention is given to claims of $100,000 or greater, and long-term and lifetime medical claims.  Based on currently available information, individual case loss reserves are revised to reflect changes in estimated ultimate settlement values.
Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2015 represents management’s best estimate of the Company’s overall liability.
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
The IBNR loss reserves and settlement expense reserves are established jointly for asbestos and environmental liabilities as the available estimation methodologies require the consideration of both loss and loss settlement expense payments together. Management's internal ultimate loss and settlement expense evaluations consist of runoff scenarios based on recent payment activity and various future payout decay assumptions. The assumptions include published research on industry payout curves as well as reasonable alternative assumptions selected by Employers Mutual's actuaries. Company and industry survival ratios are also monitored to assist in validating assumptions underlying the payout scenarios.
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
The reinsurance segment also books EBNR premiums on pro rata contracts, and accrued reinstatement premiums on catastrophe excess contracts. EBNR premium is estimated by applying selected earnings patterns to the expected ultimate contract year premium associated with each individual pro rata account, and netting the reported-to-date amount from the estimated earned-to-date amount. The account level earnings patterns are selected from an examination of all available information regarding distribution of risk attachment dates during the contract period and a review of each ceding company's historical reporting patterns. It is important to note that whenever EBNR premium is booked, there is an associated IBNR loss reserve established as well. Accrued reinstatement premiums are estimated by applying a historically selected ratio of "ultimate reinstatement premium to incurred losses" to the "expected ultimate" incurred catastrophe loss by contract year. Netting the reported reinstatement premiums-to-date from this ultimate produces the booked accrual.
Reported loss and IBNR loss reserves associated with the MRB book of business are established by that entity’s management, and booked by the reinsurance segment on a monthly basis. MRB claims files are audited annually by the member companies’ reinsurance claim departments, and the member company actuarial departments perform an annual reserve adequacy review. The reinsurance segment estimates and books a relatively small IBNR loss reserve and EBNR premium amount to account for a one month lag in reporting. The booking of the lag IBNR loss reserve may be suspended during periods when actuarial reviews indicate MRB's carried reserves are more than adequate to cover its liabilities.

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
The reported loss and IBNR loss reserves associated with the MRB book of business are established by that entity’s management, and the reinsurance segment books its share of those amounts on a monthly basis. The Company also estimates and books a relatively small IBNR loss reserve and EBNR premium accrual to the current accident year, to account for a one month lag in reporting. The booking of the lag IBNR loss reserve may be suspended during periods when actuarial reviews indicate MRB's carried reserves are more than adequate to cover its liabilities.

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

	Year ended December 31,
($ in thousands)	2015	2014	2013
Gross reserves at beginning of year	$661,309	$610,181	$583,097
Re-valuation due to foreign currency exchange rates	(2,061)	333	(2)
Less ceded reserves at beginning of year	28,253	30,118	31,390
Net reserves at beginning of year	635,117	579,730	551,709

Incurred losses and settlement expenses related to:
Current year	405,850	406,266	346,072
Prior years	(35,114)	(20,792)	(12,785)
Total incurred losses and settlement expenses	370,736	385,474	333,287

Paid losses and settlement expenses related to:
Current year	154,958	162,905	137,998
Prior years	193,123	167,182	167,268
Total paid losses and settlement expenses	348,081	330,087	305,266

Net reserves at end of year	657,772	635,117	579,730
Plus ceded reserves at end of year	23,477	28,253	30,118
Re-valuation due to foreign currency exchange rates	(2,475)	(2,061)	333
Gross reserves at end of year	$678,774	$661,309	$610,181

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

	Year ended December 31,
($ in thousands)	2015	2014	2013
Reported amount of favorable development experienced on prior years' reserves	$(35,114)	$(20,792)	$(12,785)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	(618)	2,151	6,526
Approximation of the implied amount of favorable development that had an impact on earnings	$(35,732)	$(18,641)	$(6,259)

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

Year ended December 31, 2015
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $13.8 million from the estimate at December 31, 2014.  This decrease represents 3.0 percent of the December 31, 2014 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves, and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2015 as part of the annual review.  This change resulted in the movement of $423,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.
Reserves on previously reported claims developed favorably in 2015 by approximately $8.5 million.  This includes $514,000 of adverse development attributable to revised accident year allocation factors for bulk case loss reserves, which was offset by $7.5 million of favorable development experienced on prior years’ reported claims (exclusive of the bulk case loss reserve) and $1.5 million of favorable development from changes in the line of business distribution of the bulk case loss reserves.  Of the $8.5 million of favorable development, accident years 2012-2014 experienced favorable development of $7.0 million.  While all lines of business continued to experience very favorable development on claims which “closed” during 2015, adverse development on claims remaining “open” in the commercial auto liability line outpaced the favorable development experienced on "closed" claims by $6.5 million. Favorable development on the combined "case plus bulk case loss reserves" occurred in all lines of business except commercial auto liability, which experienced adverse development of $2.5 million, and homeowners, which experienced adverse development of $28,000 mostly attributable to a reallocation of the bulk case reserve. The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

($ in thousands) Line of business	Development experienced on previously reported claims which closed during the year	Development experienced on previously reported claims remaining open at year end	Development associated with changes in bulk case loss reserve line of business distribution	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(1,303)	$1,110	$(1,389)	$13	$(1,569)
Commercial auto liability	(4,773)	11,279	(4,418)	384	2,472
Auto physical damage	(1,376)	(266)	35	11	(1,596)
Workers' compensation	(16,106)	11,668	1,253	166	(3,019)
Other liability	(12,938)	12,432	(1,861)	(60)	(2,427)
Commercial property	(6,743)	1,168	3,946	—	(1,629)
Homeowners	(987)	80	935	—	28
Bonds	7	(761)	16	—	(738)

Total	$(44,219)	$36,710	$(1,483)	$514	$(8,478)

The favorable development of $8.5 million on previously reported claims during 2015 is an increase of $2.6 million over the $5.9 million of favorable development reported in 2014. Five of the eight lines of business contributed to the aggregate increase in favorable development. Commercial auto liability was the largest contributor, having $3.4 million less adverse development during 2015 compared to 2014. The four remaining contributing lines, and the increase in favorable development attributed to them, were; other liability ($1.8 million), commercial property ($954,000), all other lines (mostly surety bonds) ($472,000), and auto physical damage ($316,000). Personal auto liability experienced $3.0 million less favorable development during 2015 as the 2014 development was impacted by unusual reserve decreases on two very large unlimited personal injury protection claims reinsured through the Michigan Catastrophic Claims Association. Workers' compensation continued to experience favorable development; however, the development was $1.0 million less than in 2014. The $28,000 of adverse development experienced on the homeowners' line of business represents a $265,000 increase over the amount experienced during 2014. As previously stated, this was primarily caused by a line of business redistribution of the bulk case reserve.

While the adverse development experienced in commercial auto liability remains significant, the decline from the amount reported in 2014 is also significant. Similar to 2014, the adverse development is being driven by large claim amounts associated with a very small percentage (1.8 percent) of the total claims experiencing development of any type. The development associated with this group of claims increased 13.0 percent, which partially offset a 293.0 percent increase in favorable development on all other commercial auto claims experiencing development of any type in 2015. Internally monitored claims diagnostics, such as accident year ratios of average opened to average closed claims, appear to indicate continued strengthening of case reserves for claims reported during 2015 relative to 2014. Management continues to allocate a significant amount of time and resources on the commercial auto liability book of business, focusing on claims, underwriting and pricing processes.

IBNR loss reserves experienced $4.3 million of adverse development, which is attributable to higher than expected loss emergence ($5.5 million) and exposure growth ($1.9 million). These adverse development amounts were partially offset by favorable development from changes in the IBNR accident year allocation factors ($698,000), and reserve decreases taken as the result of scheduled reserve reviews ($2.0 million). Approximately $2.6 million of the $5.5 million of higher than expected loss emergence was due to IBNR loss reserve strengthening in the other liability line of business necessitated by the continuing emergence of asbestos claims at a rate not previously anticipated. Six of the eight reserving lines experienced adverse IBNR loss reserve development, with higher than expected loss emergence being the main driver for each. The lines experiencing adverse development included commercial property ($5.3 million), auto physical damage ($844,000), commercial auto liability ($443,000), workers' compensation ($420,000), homeowners ($381,000), and personal auto liability ($264,000). Adverse development on the property lines of business is not totally unexpected. Favorable development is consistently observed on reported property claims, therefore, lower levels of IBNR loss reserves are generally carried to offset perceived redundancies. Favorable development, generally driven by lower than expected emergence and decreases in carried reserves from scheduled reviews, was experienced in other liability ($2.8 million) and surety bonds ($596,000). The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
($ in thousands) Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposures	Change in accident year allocation factors	Change in line-of-business distribution	Total
Personal auto liability	$359	$(35)	$(49)	$—	$(11)	$264
Commercial auto liability	890	(263)	172	(336)	(20)	443
Auto physical damage	838	8	2	1	(5)	844
Workers' compensation	769	(368)	414	(414)	19	420
Other liability	(2,102)	(1,713)	1,323	42	(302)	(2,752)
Commercial property	5,014	253	35	46	(59)	5,289
Homeowners	363	29	(14)	14	(11)	381
Bonds	(593)	62	21	(51)	(35)	(596)

Total	$5,538	$(2,027)	$1,904	$(698)	$(424)	$4,293

Total settlement expense reserves developed favorably in 2015 by $7.9 million.  Approximately 73.0 percent of the favorable development is attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk, and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2015, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos and environmental claims experienced adverse development of $1.6 million due to additional reserve strengthening necessitated by the continuing emergence of asbestos claims at a rate not previously anticipated.  Changes in the IBNR loss reserve and bulk case loss reserve accident year allocation factors accounted for $239,000 of the favorable development in the defense and cost containment expense reserves.  The remaining 27.0 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2015 compared to year-end 2014 generated $234,000 of adverse development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2014 accident year allocations.

Prior accident years’ reserves for non-voluntary assumed business developed favorably by $464,000, attributed primarily to assigned risk pools.
The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2015, ceded losses and settlement expenses for prior accident years increased $1.6 million.  This increase in reinsurance recoveries is reported as favorable development.

Reinsurance segment
For the reinsurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $21.3 million from the estimate at December 31, 2014.  This decrease represents 10.8 percent of the December 31, 2014 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves were revised during 2015.  This change resulted in the movement of $1.0 million of reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years' reserves. The HORAD portion of the book experienced favorable development of approximately $18.1 million, while MRB experienced favorable development of approximately $3.2 million.
The vast majority of HORAD’s favorable development occurred in four contract types; ocean marine pro rata ($8.5 million), casualty excess ($5.1 million), per risk excess ($3.3 million), and property pro rata with wind ($2.0 million). Approximately 15.0 percent of the favorable development experienced in ocean marine pro rata is attributable to a large negative premium adjustment (for contracts effective during the three previous years) reported by the ceding company for the offshore energy and liability proportional account, which reduced the amount of IBNR loss reserves carried for those years. In addition, as this particular set of contracts has matured, carried IBNR loss reserves have declined because emerged loss experience has been better than expected. The development in the remaining contract types experiencing favorable development is attributable to the reinsurance segment's prudently conservative reserving approach, and reflects a reduction in carried IBNR loss reserves that could no longer be justified. Three contract types experienced adverse development; property/casualty global pro rata ($3.0 million), property/casualty global excess ($389,000), and crop/hail pro rata ($86,000). For the property/casualty global contracts, increases in cedants’ reported losses exceeded the decrease in IBNR loss reserves. Significant IBNR loss reserves remain for these contract types, so the possibility for improved profitability on prior accident years still exists.
Historically, the MRB book of business has experienced very little development on prior years' loss and settlement expense reserves. The Company’s actuarial reviews of MRB's reported reserves have consistently indicated that those reserves challenge the upper level of the range of reasonable reserves. To address this issue, a negative bulk IBNR loss reserve was established in 2015 for this business. This negative IBNR loss reserve is responsible for approximately $3.0 million of the $3.2 million of favorable development reported on prior years’ reserves.
No changes were made in the "expected loss ratios" utilized for prior contract years. The "expected loss ratios" utilized for the 2015 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the "expected loss ratio" selection process. Compared to the 2014 contract year selections, the 2015 contract year expected loss ratios for the per risk excess and casualty excess lines of business increased by 7.5 percentage points and 2.5 percentage points, respectively. The 2015 contract year expected loss ratio for the ocean marine pro rata line of business decreased 5.5 percentage points due to the favorable experience that has occurred during the previous three contract years.

Year ended December 31, 2014
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $8.1 million from the estimate at December 31, 2013.  This decrease represented 1.9 percent of the December 31, 2013 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2014; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves, and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2014 as part of the annual review.  This change resulted in the movement of $2.2 million of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.

Reserves on previously reported claims developed favorably in 2014 by approximately $5.9 million.  This includes $432,000 of adverse development attributable to revised accident year allocation factors for bulk case loss reserves, which was offset by $5.0 million of favorable development experienced on prior years’ reported claims (exclusive of the bulk case loss reserve) and $1.3 million of favorable development from changes in the line of business distribution of the bulk case loss reserves.  Of the $5.9 million of favorable development, accident years 2011-2013 experienced adverse development of $3.6 million, while all remaining accident years experienced aggregate favorable development of $9.5 million.  While all lines of business continued to experience very favorable development on claims which “closed” during 2014, adverse development on claims remaining “open” in the commercial auto liability line outpaced the favorable development experienced on "closed" claims by $9.4 million. Favorable development on the combined "case plus bulk case loss reserves" occurred in all lines of business except Commercial Auto Liability, which experienced adverse development of $5.8 million. The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

($ in thousands) Line of business	Development experienced on previously reported claims which closed during the year	Development experienced on previously reported claims remaining open at year end	Development associated with changes in bulk case loss reserve line of business distribution	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(1,184)	$(3,648)	$234	$29	$(4,569)
Commercial auto liability	(2,000)	11,415	(3,583)	—	5,832
Auto physical damage	(1,145)	(91)	(45)	1	(1,280)
Workers' compensation	(15,116)	12,051	(997)	—	(4,062)
Other liability	(8,462)	8,029	(210)	—	(643)
Commercial property	(5,096)	1,422	2,669	330	(675)
Homeowners	(1,105)	192	604	72	(237)
Bonds	(40)	(221)	(5)	—	(266)

Total	$(34,148)	$29,149	$(1,333)	$432	$(5,900)

Approximately 98 percent of the favorable development experience for personal auto liability stemmed from reserve take-downs on two large Michigan Catastrophic Claims Association unlimited personal injury protection claims which were reported in 2002 and 2003. Similar to 2013, commercial auto liability’s adverse development is associated with a small number of previously reported claims which experienced very significant upwards revisions in carried reserves and payments. Of the total number of reported claims for this line, 1.8 percent developed adversely by more than $100,000, representing $11.2 million of adverse development. The development on the remaining 98.2 percent of commercial auto liability claims was a favorable $1.7 million. Management believes prior accident years underwent significant strengthening during 2014, and that the 2014 accident year is more adequately reserved than the 2013 accident year was at year-end 2013. Both workers' compensation and other liability, which experienced adverse development on combined open and closed previously reported claims at year-end 2013, exhibited favorable development as of year-end 2014, similar to year-end 2012. The remaining lines of business experienced favorable development, though somewhat less than in 2013 which had a larger favorable impact from the revision of the bulk case loss reserve accident year allocation factors.

IBNR loss reserves experienced $201,000 of adverse development, which is attributable to higher than expected emergence ($1.4 million) and exposure growth ($1.9 million). These items were almost completely offset by favorable development from changes in the IBNR accident year allocation factors ($1.8 million), and reserve decreases taken as the result of scheduled reserve reviews ($1.2 million). Four of the eight reserving lines experienced adverse IBNR loss reserve development, with higher than expected emergence being the main driver for each. The lines experiencing adverse development included commercial property ($3.4 million), auto physical damage ($970,000), homeowners ($886,000) and commercial auto liability ($291,000). Adverse development on the property lines of business is not totally unexpected. Favorable development is consistently observed on reported property claims, therefore, lower levels of IBNR loss reserves are generally carried to offset perceived redundancies. Favorable development, generally driven by lower than expected emergence and/or decreases in carried reserves from scheduled reviews, was experienced in other liability ($4.3 million), workers' compensation ($846,000), surety bonds ($250,000) and personal auto liability ($3,000). The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
($ in thousands) Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposures	Change in accident year allocation factors	Change in line-of-business distribution	Total
Personal auto liability	$80	$(23)	$(70)	$21	$(11)	$(3)
Commercial auto liability	658	(148)	190	(434)	25	291
Auto physical damage	950	(1)	1	19	1	970
Workers' compensation	(531)	(576)	254	—	7	(846)
Other liability	(4,028)	(525)	1,540	(1,226)	(34)	(4,273)
Commercial property	3,354	69	32	—	(29)	3,426
Homeowners	933	(15)	(25)	(10)	3	886
Bonds	(43)	(1)	(2)	(204)	—	(250)

Total	$1,373	$(1,220)	$1,920	$(1,834)	$(38)	$201

Total settlement expense reserves developed favorably in 2014 by $6.5 million.  Approximately 87 percent of the favorable development is attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk, and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2014, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $1.2 million due to additional strengthening.  Changes in the IBNR loss reserve and bulk case loss reserve accident year allocation factors accounted for $749,000 of the favorable development in the defense and cost containment expense reserves.  The remaining 13 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2014 compared to year-end 2013 generated $716,000 of favorable development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2013 accident year allocations.
Prior accident years’ reserves for non-voluntary assumed business developed favorably by $346,000, attributed primarily to assigned risk pools.
The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2013, ceded losses and settlement expenses for prior accident years decreased $4.2 million.  This decrease in reinsurance recoveries is reported as adverse development.

Reinsurance segment
For the reinsurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $12.7 million from the estimate at December 31, 2013.  This decrease represented 6.9 percent of the December 31, 2013 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $11.8 million, while MRB experienced favorable development of approximately $833,000.  MRB accident year 2013 experienced adverse development of $277,000.  This adverse development was more than offset by favorable development on accident years 2011 ($237,000) and 2009 ($638,000), plus favorable development on most of the remaining prior accident years.  For the HORAD book of business, accident years 2010 and prior accounted for approximately 80 percent of the favorable development, with less significant amounts of favorable development occurring in most of the remaining prior accident years.  Development for accident year 2013 was an adverse $1.8 million due to reserve strengthening. The increase in favorable development in the HORAD book of business in 2014 compared to 2013 was greater than expected, and was driven mostly by a reduction of IBNR loss reserves for accident years 2010 and prior because the amount previously carried was no longer indicated in the actuarial analysis.
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

Year ended December 31, 2013
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $7.3 million from the estimate at December 31, 2012.  This decrease represented 1.8 percent of the December 31, 2012 carried reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2013; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves, and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2013 as part of the annual review. This change resulted in the movement of $6.5 million of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years’ reserves.
Reserves on previously reported claims developed favorably in 2013 by approximately $106,000.  This included $2.7 million of favorable development attributable to revised accident year allocation factors for bulk case loss reserves, which offset $1.0 million of adverse development experienced on prior years’ reported claims (exclusive of the bulk case loss reserve) and $1.6 million of adverse development from increases in the bulk case loss reserve.  Of the $106,000 of favorable development, accident years 2009, 2010 and 2012 experienced adverse development of $3.5 million, while all remaining accident years experienced aggregate favorable development of $3.6 million.  While all lines of business continued to experience very favorable development on claims which “closed” during 2013, adverse development (exclusive of bulk case loss reserve changes or accident year reallocation impacts) on claims remaining “open” outpaced the favorable development experienced on "closed" claims in four lines of business: personal auto liability ($56,000), commercial auto liability ($6.2 million), workers compensation ($931,000) and other liability ($1.5 million). Favorable development on the combined "case plus bulk case loss reserves" occurred in five of the eight major lines of business.  The lines experiencing adverse development included Personal Auto Liability ($114,000), Commercial Auto Liability ($4.6 million), and Other Liability ($2.5 million). The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

($ in thousands) Line of business	Development experienced on previously reported claims which closed during the year	Development experienced on previously reported claims remaining open at year end	Development associated with changes in bulk case loss reserve line of business distribution	Development associated with the change in bulk case loss reserve accident year allocation factors	Total development on previously reported claims
Personal auto liability	$(1,655)	$1,711	$58	$—	$114
Commercial auto liability	(604)	6,755	(2,290)	703	4,564
Auto physical damage	(873)	(186)	4	—	(1,055)
Workers' compensation	(15,902)	16,833	(1,174)	—	(243)
Other liability	(6,739)	8,209	820	177	2,467
Commercial property	(4,650)	1,123	3,313	(2,935)	(3,149)
Homeowners	(1,388)	145	855	(644)	(1,032)
Bonds	(232)	(1,541)	1	—	(1,772)

Total	$(32,043)	$33,049	$1,587	$(2,699)	$(106)

Personal auto liability experienced adverse development stemming solely from a reserve increase on one 2003 Michigan Catastrophic Claims Association unlimited personal injury protection claim. If not for this increase, personal auto liability would have experienced favorable development similar to prior reporting periods. Commercial auto liability experienced adverse development on reported claims stemming from an approximate 50 percent increase in the number and dollar amount of claims having development in excess of $100,000. Although the number of claims involved represented slightly over one percent of the commercial auto liability claims having development of any amount, the dollar impact was significant. Other liability also experienced adverse development on reported claims, however, approximately 90 percent of that development was attributed to an unexpected judgment on a single liability claim. Compared to prior reporting periods, the decline in favorable development on the commercial property and homeowners lines of business were attributed to the property and casualty insurance segment experiencing far fewer storm related claims during 2012, as opposed to the record numbers incurred during 2011. Approximately 35 percent fewer prior year storm-related property claims remained open during 2013 versus 2012, and the decrease in associated commercial property and homeowners' favorable development between the two calendar years totaled $2.7 million.
Overall, IBNR loss reserves developed adversely by $5.9 million.  This adverse development was primarily attributed to higher than expected emergence ($6.8 million), increased exposures ($1.8 million), and the impact of changes in line-of-business distribution ($996,000). The adverse development was partially offset by favorable development stemming from changes in the IBNR accident year allocation factors ($2.7 million), and from IBNR loss reserve decreases taken as a result of scheduled reserve reviews ($880,000).  The commercial property line of business was responsible for approximately 85 percent ($5.0 million) of the adverse development, the vast majority of which was attributable to higher than expected IBNR emergence. Homeowners and auto physical damage also experienced adverse IBNR loss reserve development ($1.1 million and $871,000, respectively) attributable to higher than expected IBNR emergence. Adverse IBNR emergence on these lines was not totally unexpected as the property and casualty insurance segment carries slightly lower levels of IBNR loss reserves on the property lines of business due to the consistent strength of reserves carried on reported claims.  Other Liability experienced a small amount of adverse IBNR loss reserve development ($299,000). The remaining casualty lines developed favorably. Surety bonds experienced adverse IBNR loss reserve development of $1.9 million due mainly to an increase in carried formula IBNR loss reserves. The following table displays the development experienced on IBNR loss reserves from each of these factors, by line of business:

	Development on IBNR loss reserves resulting from:
($ in thousands) Line of business	Loss emergence different than expected	Actions taken as a result of scheduled reserve reviews	Change in underlying exposures	Change in accident year allocation factors	Change in line-of-business distribution	Total
Personal auto liability	$(269)	$(18)	$(66)	$—	$10	$(343)
Commercial auto liability	(1,474)	(173)	246	(442)	11	(1,832)
Auto physical damage	879	—	2	(2)	(8)	871
Workers' compensation	(123)	(1,043)	155	—	(101)	(1,112)
Other liability	1,593	(915)	1,434	(2,046)	233	299
Commercial property	4,942	(39)	25	—	70	4,998
Homeowners	1,079	(10)	(26)	(8)	113	1,148
Bonds	124	1,318	8	(231)	668	1,887

Total	$6,751	$(880)	$1,778	$(2,729)	$996	$5,916

The commercial property line of business includes liability claims from business owners policies. Part of the adverse IBNR loss reserve development was attributed to four large business owners liability claims ($1.0 million policy limit for the pool) which emerged during 2013. For comparison, IBNR emergence for calendar year 2012 consisted mostly of property claims, of which the largest was significantly below $1.0 million. As noted above, since the property and casualty insurance segment normally experiences significant favorable development on reported claims, a lower level of IBNR loss reserves was carried for the property lines (commercial property, homeowners and auto physical damage). The adverse IBNR emergence observed on the other liability line of business was attributed to a single 2010 construction defect claim which generated $2.7 million of adverse development.
Total settlement expense reserves developed favorably in 2013 by $7.1 million.  Approximately 65 percent of the favorable development was attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk, and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2013, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos claims experienced adverse development of $1.1 million due to strengthening required to bolster the indicated survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments), which had declined due to increased litigation costs.  Changes in the IBNR loss reserve and bulk case loss reserve accident year allocation factors accounted for $1.1 million of the favorable development in the defense and cost containment expense reserves.  The remaining 35 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2013 compared to year-end 2012 generated $781,000 of adverse development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2012 accident year allocations.
Prior accident years’ reserves for non-voluntary assumed business developed favorably by $152,000, attributed primarily to assigned risk pools.
The above results reflect prior accident year reserve development on a direct and assumed basis.  During 2013, ceded losses and settlement expenses for prior accident years increased $5.3 million.  This increase in reinsurance recoveries was reported as favorable development.

Reinsurance segment
For the reinsurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $5.5 million from the estimate at December 31, 2012.  This decrease represented 3.2 percent of the December 31, 2012 carried reserves.  The HORAD portion of the book experienced favorable development of approximately $5.6 million, while MRB experienced adverse development of approximately $74,000.  MRB accident years 2012 and 2010 experienced adverse development of $997,000 and $110,000, respectively.  The adverse development was mostly offset by favorable development on accident years 2006 ($431,000) and 2008 ($259,000), plus favorable development on most of the remaining prior accident years.  For the HORAD book of business, accident years 2009-2012 accounted for approximately 85 percent of the favorable development, with less significant amounts of favorable development occurring in most of the remaining prior accident years. The decline in favorable development in the HORAD book of business in 2013 compared to 2012 was generally expected by management as the expected loss ratios used in the development methodologies applied to the 2012 contract year were somewhat lower than previous contact years due to an extensive actuarial study performed during 2012. Much of the favorable development experienced in 2013 was attributed to reported losses that were below December 2012 implicit projections for policy year 2012 in the property per risk, catastrophe excess, multi-line excess and property pro rata treaty types.
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
The differences between the loss and settlement expense reserves reported on a GAAP basis compared to the statutory basis are primarily due to a reclassification of certain pension and postretirement benefit reserves.  For statutory reporting, a portion of the liability for pension and postretirement benefit obligations is included in the loss and settlement expense reserves.  For GAAP reporting, this classification is reversed and the entire liability for pension and postretirement benefit obligations is reported on a separate line in the balance sheet.  These differences, along with other smaller adjustments, are referred to in the following table as “GAAP Adjustments.”
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

	Year ended December 31,
($ in thousands)	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Statutory reserves for losses and settlement expenses	502,927	514,576	521,159	541,254	529,527	529,672	558,707	555,089	584,478	639,198	662,028
GAAP Adjustments	(1,526)	(1,827)	(2,032)	(1,459)	(1,712)	(2,201)	(2,249)	(3,380)	(4,748)	(4,081)	(4,256)
Reserves for losses and settlement expenses	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730	635,117	657,772

Paid (cumulative) as of:
One year later	125,043	137,265	140,127	149,229	132,655	146,193	163,034	167,268	167,182	193,123	—
Two years later	202,851	217,804	221,285	221,157	210,418	228,455	252,631	250,982	267,749	—	—
Three years later	257,114	268,933	266,267	271,762	262,742	283,406	304,697	308,779	—	—	—
Four years later	290,940	297,075	297,348	305,261	296,871	316,501	340,708	—	—	—	—
Five years later	309,532	316,320	320,676	328,652	316,313	340,597	—	—	—	—	—
Six years later	323,175	334,151	336,198	343,807	334,492	—	—	—	—	—	—
Seven years later	337,044	345,682	348,545	358,441	—	—	—	—	—	—	—
Eight years later	346,284	354,993	361,099	—	—	—	—	—	—	—	—
Nine years later	353,957	364,882	—	—	—	—	—	—	—	—	—
Ten years later	361,463	—	—	—	—	—	—	—	—	—	—

Reserves re-estimated as of:
End of year	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730	635,117	657,772
One year later	459,485	474,011	483,819	491,173	477,066	494,372	530,725	538,924	558,938	600,003	—
Two years later	446,279	460,931	464,515	469,576	461,732	487,289	518,626	517,417	544,601	—	—
Three years later	437,589	449,500	447,685	459,076	457,524	487,045	497,591	509,781	—	—	—
Four years later	429,680	437,096	445,162	461,072	454,989	467,397	495,411	—	—	—	—
Five years later	423,365	436,838	445,272	458,614	439,428	467,726	—	—	—	—	—
Six years later	421,851	438,029	444,376	448,424	440,215	—	—	—	—	—	—
Seven years later	424,004	437,091	437,308	449,975	—	—	—	—	—	—	—
Eight years later	424,865	431,073	439,663	—	—	—	—	—	—	—	—
Nine years later	419,081	433,602	—	—	—	—	—	—	—	—	—
Ten years later	421,620	—	—	—	—	—	—	—	—	—	—

Cumulative redundancy	79,781	79,147	79,464	89,820	87,600	59,745	61,047	41,928	35,129	35,114	—

Gross loss and settlement expense reserves - end of year (A)	544,051	548,358	551,005	572,804	555,986	556,533	593,300	583,099	609,848	663,370	681,249
Reinsurance receivables	42,650	35,609	31,878	33,009	28,171	29,062	36,842	31,390	30,118	28,253	23,477
Net loss and settlement expense reserves - end of year	501,401	512,749	519,127	539,795	527,815	527,471	556,458	551,709	579,730	635,117	657,772

Gross re-estimated reserves - latest (B)	456,912	462,065	470,554	481,904	467,959	495,358	536,217	554,100	570,948	627,177	681,249
Re-estimated reinsurance receivables - latest	35,292	28,463	30,891	31,929	27,744	27,632	40,806	44,319	26,347	27,174	23,477
Net re-estimated reserves - latest	421,620	433,602	439,663	449,975	440,215	467,726	495,411	509,781	544,601	600,003	657,772

Gross cumulative redundancy (A-B)	87,139	86,293	80,451	90,900	88,027	61,175	57,083	28,999	38,900	36,193	—

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
The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$3,584	$1,614	$2,537
Reinsurance	—	—	—
	3,584	1,614	2,537
Environmental:
Property and casualty insurance	304	(42)	(16)
Reinsurance	—	—	—
	304	(42)	(16)
Total losses and settlement expenses incurred	$3,888	$1,572	$2,521

	Year ended December 31,
($ in thousands)	2015	2014	2013
Loss and settlement expense reserves:
Asbestos:
Property and casualty insurance	$9,248	$7,587	$7,579
Reinsurance	385	412	428
	9,633	7,999	8,007
Environmental:
Property and casualty insurance	858	559	216
Reinsurance	686	738	727
	1,544	1,297	943
Total loss and settlement expense reserves	$11,177	$9,296	$8,950

The property and casualty insurance subsidiaries have exposure to asbestos and environmental claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The loss and settlement expense reserves associated with asbestos claims have been increased each year for the last several years due to continued reporting of new claims at a rate not previously anticipated, as well as updated internal ultimate loss and settlement expense evaluations. In 2015, the loss and settlement expense reserves for asbestos claims were strengthened approximately $4.1 million.
Reserves for environmental claims are established in consideration of the implied three-year survival ratio.  Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2015 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the Company's financial condition or results of operations.

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
A summary of the reinsurance treaties benefiting the pool participants during 2015 is presented below.  Retention amounts reflect the accumulated retentions, co-participation and non-placed portions of all layers within a treaty.

($ in thousands)
Type of reinsurance treaty	Retention	Limits
Property per risk	$5,000	100 percent of $60,000
Property catastrophe	$12,900	99 percent of $190,000
Blended casualty (includes umbrella, lower layer excludes workers' compensation)	$3,500	100 percent of $36,500
Workers' compensation excess (includes coverage corresponding to the first layer of the blended casualty program, and $40,000 excess of $40,000 coverage)	$3,200	98 percent of $54,000
Fidelity	$2,250	95 percent of $5,000
Surety	$4,550	91 percent of $28,000
Boiler - commercial lines	$—	100 percent of $100,000
Boiler - personal lines	$—	100 percent of $50
Employment practices liability	$—	100 percent of $1,000
Data compromise	$—	100 percent of $1,000
Identity recovery	$—	100 percent of $25

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

The major reinsurers in the pool participants’ reinsurance programs during 2015 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within these coverages.  All programs (except the boiler, data compromise, identity recovery and employment practice liability programs) are handled by reinsurance brokers.  The reinsurance of those programs is syndicated to 43 domestic and foreign reinsurers.
In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as the price of the coverage.  Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $250.0 million.

($ in thousands)	Percent of total reinsurance protection	A.M. Best rating
Property per risk, property catastrophe and casualty coverages
Underwriters at Lloyd's of London	26.8%	A
Mutual Reinsurance Bureau	15.0%	(1)
Hannover Ruckversicherung AG	11.2%	A+
Swiss Reinsurance America Corporation	7.0%	A+
R + V Versicherung AG	5.5%	(2)
Platinum Underwriters Reinsurance, Inc.	5.1%	A
QBE Reinsurance Corporation	4.9%	A
MAPFRE Re Compania De Reaseguros, SA	4.3%	A

Workers' compenstion excess coverage ($40,000 excess of $40,000)
Underwriters at Lloyd's of London	40.0%	A
Tokio Millennium Re Ltd.	25.0%	A++
Allied World Assurance Company Ltd.	20.0%	A
Munich Reinsurance America Inc.	15.0%	A+

Fidelity and surety coverages
Transatlantic Reinsurance Company	36.7%	A
Hannover Ruckversicherung AG	22.2%	A+
Axis Reinsurance Company	13.2%	A+
Odyssey America Reinsurance Corp.	12.3%	A
Everest Reinsurance Company	12.3%	A+
Endurance Reinsurance Corporation of America	3.3%	A

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Data compromise and identity recovery
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

(1)
MRB is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  Three of the other member companies have an “A” (Excellent) rating and the fourth has a “B++” (Good) rating from A.M. Best.

(2)	R + V Versicherung AG is not rated by A.M. Best, but maintains an AA- rating from Standard & Poor’s.

The Terrorism Risk Insurance Program Reauthorization Act of 2015 (effective through December 31, 2020, referred to herein as the "TRIA Reauthorization Act") continues the Federal backstop on losses from certified terrorism events from foreign sources, and includes coverage for domestic terrorism as well.  The TRIA Reauthorization Act covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farm owners multiple peril insurance.
The program trigger threshold for federal participation in losses was $100.0 million in 2015. Beginning on January 1, 2016, this threshold increases $20.0 million per year until reaching $200.0 million on January 1, 2020. A loss must be $5.0 million or more to count towards the program trigger threshold. Each insurer has a deductible amount (20 percent of the prior year’s direct commercial lines premiums earned for the applicable lines of business) and a retention above the deductible (15 percent in 2015, increasing by one percentage point each year (beginning January 1, 2016) until reaching 20 percent on January 1, 2020). The TRIA Reauthorization Act caps losses at $100.0 billion annually; no insurer that has met its deductible will be liable for payment of any portion of losses above that amount.  For the Company, the TRIA Reauthorization Act deductible is approximately $57.6 million.
Coverage for terrorism losses is included in the pool participants’ reinsurance programs for property and casualty risks (including coverage for the aggregation of property claims from catastrophic losses, subject to a $10.0 million per any one risk limit under the property catastrophe program).  In summary, coverage under the property contracts includes both domestic and foreign terrorism, though foreign terrorism is limited to one limit per layer.  Terrorism coverage in property lines is further restricted to exclude from coverage nuclear, biological, chemical and radiation (NBCR) losses, regardless of foreign or domestic source.  Coverage under the casualty contracts also includes both domestic and foreign terrorism, though foreign terrorism, foreign NBCR terrorism or domestic NBCR terrorism is covered for one limit per layer.

Reinsurance
The reinsurance subsidiary does not purchase outside reinsurance protection due to the excess of loss agreement with Employers Mutual.  During 2015, the reinsurance subsidiary paid premiums to Employers Mutual for this coverage calculated at 8.0 percent of total assumed reinsurance premiums written, which amounted to $10.8 million.
The reinsurance subsidiary does, however, assume and cede some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.  Ceded earned premiums associated with this fronting activity amounted to $5.9 million during 2015.  The ceding of this reinsurance business through these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers.

The Company’s portion of premiums written ceded (unaffiliated and excluding premiums ceded to mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2015 is presented below.  Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.  The premium amounts ceded by the reinsurance subsidiary reflect fronting transactions handled through the quota share agreement, and excludes premiums written ceded to Employers Mutual under the excess of loss contract.

	Premiums written ceded
($ in thousands) Reinsurer	Property and casualty insurance segment	Reinsurance segment	Total
Hartford Steam Boiler Inspection and Insurance Company	$10,097	$—	$10,097
Underwriters at Lloyd's of London	2,519	—	2,519
Country Mutual Insurance Company	—	2,028	2,028
Hannover Ruckversicherung AG	1,933	—	1,933
Mutual Reinsurance Bureau	527	653	1,180
Swiss Reinsurance America Corporation	1,108	—	1,108
Transatlantic Reinsurance Company	729	—	729
QBE Reinsurance Corporation	704	—	704
TOA Reinsurance Company of America	683	—	683
Farm Service Preferred Insurance Company	533	—	533
Other Reinsurers	4,540	688	5,228
Total	$23,373	$3,369	$26,742

The property and casualty insurance segment also cedes reinsurance on a mandatory basis to state organizations in connection with various workers’ compensation and assigned risk programs. The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2015 is presented below.

($ in thousands) Reinsurer	Property and casualty insurance segment
Michigan Catastrophic Claims Association	$700
Other Reinsurers	208
Total	$908

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2015.  This presentation differs from the presentation utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Amount recoverable
($ in thousands)	Property and casualty insurance segment	Reinsurance segment	Total		Percent of total	A.M. Best rating
Hartford Steam Boiler Inspection and Insurance Company	$5,889	$—	$5,889		19.1%	A++
Mutual Reinsurance Bureau	516	3,057	3,573		11.6	(1)
Wisconsin Compensation Rating Bureau	3,252	—	3,252		10.6	(2)
Country Mutual Insurance Company	—	2,198	2,198		7.1	A+
Michigan Catastrophic Claims Association	2,023	—	2,023		6.6	(2)
Hannover Ruckversicherung AG	1,696	—	1,696		5.5	A+
Workers' Compensation Reinsurance Association of Minnesota	1,662	—	1,662		5.4	(2)
Underwriters at Lloyd's of London	1,122	—	1,122		3.6	A
XL Reinsurance America, Inc.	833	—	833		2.7	A
Swiss Reinsurance America Corporation	781	—	781		2.5	A+
Other Reinsurers	7,504	266	7,770		25.3
	$25,278	$5,521	$30,799	(3)	100.0%

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

(3)
The total amount recoverable at December 31, 2015 represents $23.5 million in unpaid losses and settlement expenses, $759,000 in unpaid contingent commissions, and $6.6 million in prepaid reinsurance premiums. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) ceded paid losses and settlement expenses under the reinsurance contracts and provides full credit for the ceded paid losses and settlement expenses generated during the period (not just the collected portion). As a result, Employers Mutual's recoverable for paid losses and settlement expenses represents, to the Company, an off-balance sheet arrangement with an unconsolidated entity that results in credit-risk exposure that is not reflected in the Company’s financial statements.  See note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further discussion of off-balance sheet credit exposures.

The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred for the three years ended December 31, 2015 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications utilized in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$370,955	$—	$370,955
Assumed from nonaffiliates	4,392	138,700	143,092
Assumed from affiliates	474,323	—	474,323
Ceded to nonaffiliates	(24,281)	(3,369)	(27,650)
Ceded to affiliates	(370,955)	(10,827)	(381,782)
Net premiums written	$454,434	$124,504	$578,938

Premiums earned
Direct	$366,752	$—	$366,752
Assumed from nonaffiliates	4,240	139,839	144,079
Assumed from affiliates	466,966	—	466,966
Ceded to nonaffiliates	(24,009)	(5,943)	(29,952)
Ceded to affiliates	(366,752)	(10,827)	(377,579)
Net premiums earned	$447,197	$123,069	$570,266

Losses and settlement expenses incurred
Direct	$198,504	$—	$198,504
Assumed from nonaffiliates	2,407	83,515	85,922
Assumed from affiliates	294,324	857	295,181
Ceded to nonaffiliates	(4,848)	(4,897)	(9,745)
Ceded to affiliates	(198,504)	(622)	(199,126)
Net losses and settlement expenses incurred	$291,883	$78,853	$370,736

	Year ended December 31, 2014
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$367,732	$—	$367,732
Assumed from nonaffiliates	3,955	143,564	147,519
Assumed from affiliates	455,183	—	455,183
Ceded to nonaffiliates	(25,431)	(14,322)	(39,753)
Ceded to affiliates	(367,732)	(10,339)	(378,071)
Net premiums written	$433,707	$118,903	$552,610

Premiums earned
Direct	$372,658	$—	$372,658
Assumed from nonaffiliates	3,787	144,439	148,226
Assumed from affiliates	443,440	—	443,440
Ceded to nonaffiliates	(24,846)	(15,759)	(40,605)
Ceded to affiliates	(372,658)	(10,339)	(382,997)
Net premiums earned	$422,381	$118,341	$540,722

Losses and settlement expenses incurred
Direct	$227,382	$—	$227,382
Assumed from nonaffiliates	2,201	96,281	98,482
Assumed from affiliates	304,579	1,278	305,857
Ceded to nonaffiliates	(8,747)	(10,838)	(19,585)
Ceded to affiliates	(227,382)	720	(226,662)
Net losses and settlement expenses incurred	$298,033	$87,441	$385,474

	Year ended December 31, 2013
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$368,532	$—	$368,532
Assumed from nonaffiliates	3,501	162,291	165,792
Assumed from affiliates	425,218	—	425,218
Ceded to nonaffiliates	(23,670)	(20,502)	(44,172)
Ceded to affiliates	(368,532)	(12,761)	(381,293)
Net premiums written	$405,049	$129,028	$534,077

Premiums earned
Direct	$361,010	$—	$361,010
Assumed from nonaffiliates	3,275	151,978	155,253
Assumed from affiliates	412,665	—	412,665
Ceded to nonaffiliates	(23,221)	(16,430)	(39,651)
Ceded to affiliates	(361,010)	(12,761)	(373,771)
Net premiums earned	$392,719	$122,787	$515,506

Losses and settlement expenses incurred
Direct	$237,109	$—	$237,109
Assumed from nonaffiliates	2,281	80,854	83,135
Assumed from affiliates	267,292	1,199	268,491
Ceded to nonaffiliates	(8,656)	(8,860)	(17,516)
Ceded to affiliates	(237,109)	(823)	(237,932)
Net losses and settlement expenses incurred	$260,917	$72,370	$333,287
Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

Investments
The Company’s total invested assets at December 31, 2015 are summarized in the following table:

	December 31, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,130,217	$1,161,025	81.9%	$1,161,025
Equity securities available-for-sale	144,176	206,243	14.6	206,243
Short-term investments	38,599	38,599	2.8	38,599
Other long-term investments	9,930	9,930	0.7	9,930
	$1,322,922	$1,415,797	100.0%	$1,415,797

At December 31, 2015, the portfolio of fixed maturity securities consisted of 1.1 percent U.S. Treasury, 17.9 percent government agency, 13.8 percent asset-backed, 28.3 percent municipal and 38.9 percent corporate securities.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2015, the Company held $3.2 million of non-investment grade fixed maturity securities in a net unrealized gain position of $72,000. As of December 31, 2015, the effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, was 4.6, and the effective duration of its liabilities was 3.7.
The Company’s investment strategy is to conservatively manage its investment portfolio by investing primarily in readily marketable, investment-grade fixed maturity securities and equity securities.  The Company does not hold foreign denominated investments.  The board of directors of each of the Company’s insurance company subsidiaries has established investment guidelines and regularly reviews the portfolio for compliance with those guidelines.  The Company has two separate common stock equity portfolios that are diversified across a large range of industry sectors and are managed for fees based on total assets under management (a large-cap blend equity portfolio managed by BMO Global Asset Management and a high dividend value equity portfolio managed by Schafer Cullen Capital Management).  As of December 31, 2015, the common stock equity portfolios were invested in the following industry sectors:

Percent of equity portfolio
Financial services	18.1%
Information technology	15.0
Healthcare	13.8
Consumer staples	9.7
Consumer discretionary	10.1
Energy	11.3
Industrials	10.9
Other	11.1
100.0%

The Company's other long-term investments consist of minority ownership interests in limited partnerships and limited liability companies.  During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). This investment is carried under the equity method of accounting, with changes in the carrying value (from both expired hedging contracts and changes in the value of contracts that are still in effect) reported as realized gains or losses in the Company's financial statements.

Employees
EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the 2,160 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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
State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restrictions on the payment of dividends and distributions.  At December 31, 2015, $49.8 million was available for distribution to the Company in 2016 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2015, the Company’s insurance subsidiaries had total adjusted statutory capital of $485.2 million, which is well in excess of the minimum risk-based capital requirement of $77.4 million.

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

EXECUTIVE OFFICERS OF THE COMPANY
The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION
Ian C. Asplund	35	Vice President-Chief Actuary of the Company and Employers Mutual since 2015. Assistant Vice President of Employers Mutual from 2012 to 2014. He has been employed by Employers Mutual since 2003.

Jason R. Bogart	54
Senior Vice President of the Company and Senior Vice President of Branch Operations of Employers Mutual since 2013. Vice President of the Company and Vice President of Branch Operations of Employers Mutual from 2010 to 2013.  Resident Vice President-Lansing Branch of Employers Mutual from 2003 until 2010.  He has been employed by Employers Mutual since 1993.

Bradley J. Fredericks	42
Vice President-Chief Investment Officer of the Company and Employers Mutual since 2014.  Assistant Vice President of Employers Mutual from 2013 to 2014. He has been employed by Employers Mutual since 2010.

Rodney D. Hanson	60
Senior Vice President-Information Technology of the Company and Employers Mutual since 2013. Vice President-Information Technology of the Company and Employers Mutual from 2003 to 2013. He has been employed by Employers Mutual since 1978.

Richard W. Hoffmann	62	Vice President, General Counsel and Secretary of the Company and Vice President and General Counsel of Employers Mutual since 2001. He has been employed by Employers Mutual since 1989.

Kevin J. Hovick	61
Executive Vice President and Chief Operating Officer of the Company and of Employers Mutual since 2011.  Senior Vice President-Business Development of the Company from 2004 until 2011 and Employers Mutual from 2001 until 2011.  Vice President-Marketing of Employers Mutual from 1997 to 2001.  He has been employed by Employers Mutual since 1979.

Scott R. Jean	44
Executive Vice President for Finance & Analytics of the Company and Employers Mutual since 2015. Senior Vice President-Chief Actuary of the Company and Employers Mutual in 2014. Vice President-Chief Actuary of the Company and of Employers Mutual from 2009 to 2014.  He has been employed by Employers Mutual since 1993.

Bruce G. Kelley	61
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

Aaron M. Larson	43
Senior Vice President-Strategic Analytics of the Company and of Employers Mutual since 2015. Prior to joining Employers Mutual he was Vice President-Analytics of Navistar Financial Corporation from 2014 to 2015, and Vice President-Product Management of Continental Western Group, a subsidiary of W.R. Berkley Corporation, and later Vice President of W.R. Berkley Corporation from 2006-2014.

Robert L. Link	58
Senior Vice President and Assistant Secretary of the Company and Senior Vice President and Corporate Secretary-Administration of Employers Mutual since 2012. Vice President of the Company from 2007 to 2012 and Vice President and Corporate Secretary-Administration of Employers Mutual from 2005 to 2012. He has been employed by Employers Mutual since 1977.

Mick A. Lovell	53
Executive Vice President for Corporate Development of the Company and Employers Mutual since 2015. Senior Vice President for Corporate Development of the Company and Employers Mutual in 2014. Vice President of the Company and Vice President-Business Development of Employers Mutual from 2011 to 2014.  Assistant Vice President of the Company and Assistant Vice President-Director of Product Management of Employers Mutual from 2003 to 2011. He has been employed by Employers Mutual since 2003.

Elizabeth A. Nigut	46
Senior Vice President of the Company and Senior Vice President-Human Resources of Employers Mutual since 2014. Vice President of the Company and Vice President-Human Resources of Employers Mutual from 2010 to 2014.  She has been employed by Employers Mutual since 2010.

Larry W. Phillips	62
Senior Vice President-Business Development of the Company and Employers Mutual since 2015. Vice President-Underwriting of Employers Mutual from 2013 to 2015. He has been employed by Employers Mutual since 2012. Prior to joining Employers Mutual he was Executive Director of the Iowa Fair Plan from 2011 to 2012, and Vice President of Underwriting of Midwest Family Mutual Insurance Company from 2009 to 2011.

Mark E. Reese	58
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  Vice President of the Company and Employers Mutual from 1996 until 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Lisa A. Simonetta	56
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
Risks Relating to the Company and Its Business
The Company’s operations are integrated with those of Employers Mutual, the parent company, and potential and actual conflicts exist between the best interests of the Company’s stockholders and the best interests of the policyholders of Employers Mutual.
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

•
the Company and Employers Mutual must establish the terms of the quota share and excess of loss agreements between Employers Mutual and the Company’s reinsurance subsidiary, and, beginning in 2016, the terms of the reinsurance contract between Employers Mutual and the Company's property and casualty insurance subsidiaries;

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
An increase in asbestos and environmental claims could have a material adverse effect on the Company's financial condition or results of operations.
The Company has exposure to asbestos and environmental claims arising from the other liability line of business written by the parties to the pooling agreement, as well as the pro rata and excess of loss business assumed by the reinsurance subsidiary. These exposures are closely monitored by management and reserves have been established to cover estimated ultimate losses. Estimating loss and settlement expense reserves for asbestos and environmental claims is very difficult due to the many uncertainties surrounding these types of claims, such as whether coverage exists, the definition of an occurrence, determination of ultimate damages and the assignment of damages to the responsible parties. These uncertainties are compounded by the fact that claims typically emerge long after a policy has expired. It is possible that the ultimate liability for these exposures may increase significantly as a result of the settlement of lawsuits or the receipt of additional claims, which could have a material adverse effect on the Company's financial condition and/or results of operations.

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
As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions, and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2016 without prior regulatory approval is approximately $49.8 million.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.

The Company’s investment portfolio is subject to economic loss, principally from changes in the market value of financial instruments.
The Company had fixed maturity investments with a fair value of $1.2 billion at December 31, 2015 that are subject to:

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
The Company’s fixed maturity investment portfolio includes mortgage-backed securities.  As of December 31, 2015, mortgage-backed securities constituted approximately 12.3 percent of the fixed maturity portfolio.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.
The Company’s common stock equity portfolio, with a fair value of $187.2 million as of December 31, 2015, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position. The Company is currently invested in a limited partnership that is designed to help protect the Company from significant monthly downside price volatility in the equity markets. However, this type of protection may be discontinued in the future depending on market conditions and/or the cost of the protection.
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
Employers Mutual's employee benefit plans' costs and funded status reflect the use of key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, and the rate of future compensation increases (pension plans only). Changes in these assumptions could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. In addition, large declines in the fair value of the assets held in the plans could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. A decrease to the plans' funded status could require Employers Mutual to make significant contributions to its employee benefit plans to maintain adequate funding levels, and the Company would be responsible for its share of these contributions under the pooling agreement.  The occurrence of these events could have a material adverse effect on the Company’s financial condition and/or results of operations.

The pool participants currently conduct business in all 50 states and the District of Columbia, with a concentration of business in the Midwest.  The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.
In 2015, 69 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with 13 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.
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
The frequency and severity of significant catastrophe and storm activity could adversely affect the Company’s business, financial condition or results of operations.
The Company's insurance operations expose the Company to claims arising out of catastrophic events. Common catastrophic events include tornadoes, wind and hail storms, hurricanes, earthquakes, fires, explosions and severe winter storms.  If changing climate conditions result in an increase in the frequency and severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns. High levels of catastrophe and storm losses could lead to changes in the reinsurance programs protecting the Company (including the reinsurance coverage provided by Employers Mutual to the Company’s property and casualty insurance subsidiaries and reinsurance subsidiary). These changes could include increases in the amount of losses retained, increased pricing and, for the pool participants, decreased availability of catastrophe reinsurance protection.  Examples of such changes include increases in the pool participants’ retention amounts on ceded contracts covering the pool business, and increases in the amount of losses retained by the reinsurance subsidiary.  Future increases in the cost of reinsurance protection, and/or the amount of catastrophe and storm losses retained, could materially adversely affect the Company’s business, financial condition or results of operations.
Losses related to a terrorist attack could have a material adverse impact on the Company’s business, financial condition or results of operations.
Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and the reinsurance operations of the Company’s reinsurance subsidiary, and have a material adverse impact on the Company’s business, financial condition or results of operations.  The TRIA Reauthorization Act requires that some coverage for terrorism losses be offered by primary property and casualty insurers, and provides federal assistance for recovery of a portion of claims incurred (effective through December 31, 2020). While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under most commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to the commercial lines policies they write, and a substantial deductible must be met before the TRIA Reauthorization Act provides coverage to the pool.  The pool participants’ personal lines products do not provide terrorism coverage.  The pool participants have underlying reinsurance coverage to partially cover the TRIA Reauthorization Act deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.

The profitability of the Company’s reinsurance subsidiary is dependent upon the experience of Employers Mutual, and changes to this relationship may adversely affect the reinsurance subsidiary’s operations.
The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual, which generated 21 percent of the Company’s net premiums earned in 2015.  Under the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary also has an excess of loss agreement with Employers Mutual, which is being modified for 2016. The reinsurance subsidiary primarily relies on these agreements and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify these agreements, the reinsurance subsidiary may not be able to enter into similar arrangements with other companies and may be adversely affected.
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
The Company is required to prepare its consolidated financial statements in accordance with GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"), subject to accounting rules and interpretations of the Securities and Exchange Commission. Accordingly, the Company is required to adopt new or revised accounting standards issued by these authoritative bodies from time to time.  It is possible that changes to the Company’s accounting policies resulting from the adoption of future changes in GAAP, including an updated financial instruments standard issued in January 2016 and a new lease accounting standard issued in February 2016, could have a material adverse effect on the Company’s reported financial condition and/or results of operations.  The Company's significant accounting policies are described in note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
The Company has paid cash dividends to its stockholders on a consistent basis since 1982, following the initial public offering of its common stock.  However, future cash dividends will depend upon various factors, including the ability of the Company’s subsidiaries to make distributions to it, which may be restricted by financial or regulatory constraints. Also, there can be no assurance that the Company will continue to pay dividends even if the necessary financial and regulatory conditions are met and if sufficient cash is available for distribution.

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
The Company’s common stock trades on the NASDAQ Global Select Market tier of The NASDAQ OMX Stock Market, Inc. under the symbol EMCI.
On June 23, 2015, the Company completed a three for two stock split of its outstanding shares of common stock, effected in the form of a 50 percent stock dividend. The stock split entitled all shareholders of record at the close of business on June 16, 2015, to receive one additional share of common stock for every two shares of common stock held. All share and per share information has been retroactively adjusted to reflect the stock split.

The following table shows the high and low sales prices, as reported by NASDAQ OMX, and the dividends paid for each quarter within the two most recent years.

	2015			2014
	High	Low	Dividends	High	Low	Dividends
1st Quarter	$23.93	$19.84	$0.167	$24.33	$17.49	$0.153
2nd Quarter	26.00	21.67	0.167	24.33	20.01	0.153
3rd Quarter	26.52	20.23	0.170	22.08	18.76	0.153
4th Quarter	26.83	22.20	0.190	23.81	18.89	0.167
Close on Dec. 31	25.30			23.64

On February 22, 2016, there were 699 registered holders of the Company’s common stock.
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
The Company maintains an Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.  Additional information regarding the plan is contained in note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.  Employers Mutual did not participate in the dividend reinvestment plan during 2015, 2014 or 2013.

The following graph compares the cumulative total stockholder return on the Company’s common stock to the NASDAQ Composite Index and a peer group consisting of publicly traded companies in SIC Code 6330-6339, Fire, Marine & Casualty Insurance, as provided by Research Data Group.  The total stockholder return assumes $100.00 invested at the beginning of the period in the Company’s common stock, the NASDAQ Composite Index and the Peer Group Index.  It also assumes reinvestment of all dividends for the periods presented.

	2010	2011	2012	2013	2014	2015
EMC Insurance Group Inc	$100.00	$94.47	$114.15	$151.00	$180.22	$198.80
NASDAQ Composite Index	100.00	100.53	116.92	166.19	188.78	199.95
Peer Group Index	100.00	106.65	130.39	175.64	193.58	222.53

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2015:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) (2) (3)
10/1/15 - 10/31/15	64	$23.47	—	$19,491
11/1/15 - 11/30/15	1,288	26.40	—	19,491
12/1/15 - 12/31/15	19	25.84	—	19,491
Total	1,371	$26.25	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  No purchases have been made under this program.

(3)
On May 12, 2005, the Company announced that its parent company, Employers Mutual, had initiated a $15.0 million stock purchase program under which Employers Mutual may purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program has been dormant while the Company’s repurchase programs have been in effect.  A total of $4.5 million remains in this program.

The following table sets forth information regarding Employers Mutual's equity compensation plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,006,171	$14.92	1,478,125
Equity compensation plans not approved by security holders (2)	—	—	264,446
Total	1,006,171	$14.92	1,742,571

(1)
Consists of Employers Mutual’s 2007 Stock Incentive Plan, 2003 Incentive Stock Option Plan and 2008 Employee Stock Purchase Plan. Securities available for future issuance includes 1,063,242 shares that may be issued in the form of restricted stock, restricted stock units, performance shares, performance units or other stock-based awards under Employers Mutual's 2007 Stock Incentive Plan.

(2)	Consists of Employers Mutual’s 2013 Non-Employee Director Stock Purchase Plan.

For a description of each plan, see note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31,
($ in thousands, except share and per share amounts)	2015	2014	2013	2012	2011	2010	2009	2008	2007
INCOME STATEMENT DATA
Insurance premiums earned	$570,266	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059
Net investment income	45,582	46,465	43,022	44,145	46,111	49,489	47,759	48,403	48,482
Realized investment gains (losses)	6,153	4,349	8,997	8,017	9,303	3,869	17,922	(24,456)	3,724
Other income	1,725	2,931	460	834	828	783	756	627	545
Total revenues	623,726	594,467	567,985	511,842	472,644	443,263	450,448	413,892	445,810
Losses and expenses	552,070	553,560	507,132	460,209	483,636	400,814	389,021	425,132	387,171
Income (loss) before income tax expense (benefit)	71,656	40,907	60,853	51,633	(10,992)	42,449	61,427	(11,240)	58,639
Income tax expense (benefit)	21,494	10,915	17,334	13,667	(8,255)	11,100	16,770	(8,917)	16,343
Net income (loss)	$50,162	$29,992	$43,519	$37,966	$(2,737)	$31,349	$44,657	$(2,323)	$42,296

Net income (loss) per common share - basic and diluted:	$2.43	$1.48	$2.22	$1.96	$(0.14)	$1.60	$2.25	$(0.11)	$2.05

Premiums earned by segment:
Property and casualty insurance	$447,197	$422,381	$392,719	$357,139	$321,649	$305,647	$308,079	$315,598	$320,836
Reinsurance	123,069	118,341	122,787	101,707	94,753	83,475	75,932	73,720	72,223
Total	$570,266	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318	$393,059

BALANCE SHEET DATA
Total assets	$1,535,955	$1,497,820	$1,374,501	$1,290,709	$1,224,031	$1,182,006	$1,159,997	$1,103,022	$1,198,254
Stockholders' equity	$524,938	$502,886	$455,210	$401,209	$352,341	$362,853	$336,627	$277,840	$355,893
All share and per share amounts have been adjusted for a 3 for 2 stock split that was completed on June 23, 2015.

	Year ended December 31,
($ in thousands, except share and per share amounts)	2015	2014	2013	2012	2011	2010	2009	2008	2007
OTHER DATA
Average return on equity	9.8%	6.3%	10.2%	10.1%	(0.8)%	9.0%	14.5%	(0.7)%	12.8%
Book value per share	$25.26	$24.72	$22.81	$20.72	$18.24	$18.71	$17.11	$13.96	$17.22
Dividends paid per share	$0.69	$0.63	$0.57	$0.54	$0.51	$0.49	$0.48	$0.48	$0.46
Property and casualty insurance subsidiaries' aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Reinsurance subsidiary's quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%
Closing stock price	$25.30	$23.64	$20.41	$15.92	$13.71	$15.10	$14.34	$17.10	$15.78
Net investment yield (pre-tax)	3.55%	3.81%	3.80%	4.17%	4.49%	4.89%	4.87%	5.00%	5.02%
Cash dividends to closing stock price	2.7%	2.7%	2.8%	3.4%	3.7%	3.2%	3.3%	2.8%	2.9%
Common shares outstanding	20,780,439	20,344,409	19,958,980	19,364,127	19,313,387	19,391,517	19,671,722	19,901,502	20,666,820
Statutory trade combined ratio	96.8%	101.6%	97.5%	99.0%	115.6%	102.1%	100.3%	109.1%	96.8%
All share and per share amounts have been adjusted for a 3 for 2 stock split that was completed on June 23, 2015.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2015.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to a pooling agreement with Employers Mutual. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a new inter-company reinsurance program between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and will provide protection from both the frequency and severity of such losses. The reinsurance program for 2016 will consist of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty will be effective from January 1, 2016 through June 30, 2016, and will have a retention of $20.0 million and a limit of $24.0 million. The cost of this treaty will be approximately $6.3 million. The second treaty will be effective from July 1, 2016 through December 31, 2016, and will have a retention of $15.0 million and a limit of $12.0 million. The cost of this treaty will be approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) will be subject to the terms of these treaties, and there is no co-participation provision.
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
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned in 2015.  The Company’s reinsurance subsidiary is party to a quota share agreement and an excess of loss agreement with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4.0 million of losses per event, and also retains 20.0 percent of any losses between $4.0 million and $10.0 million and 10.0 percent of any losses between $10.0 million and $50.0 million. The cost of the excess of loss reinsurance protection, which includes reimbursement for the cost of reinsurance protection purchased by Employers Mutual to protect itself from the assumption of excessive losses in the event of a major catastrophe, is 8.0 percent (9.0 percent in 2013) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016. The reinsurance program for 2016 will consist of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The cost of this treaty will be approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The cost of this treaty will be approximately $3.1 million. Any losses recovered under the per occurrence treaty will inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 will be subject to the terms of the aggregate treaty. The reinsurance subsidiary will also purchase additional reinsurance protection (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties will reduce the amount of losses ceded to Employers Mutual under the excess of loss agreement. The net cost of the external reinsurance protection is estimated to be approximately $4.0 million.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau underwriting association (MRB), which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by MRB are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share and excess of loss agreements give rise to inter-company balances with Employers Mutual, which are generally settled during the month following the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.
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
Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium rate levels increase and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). At the end of 2013, premium rate level increases were beginning to decline, after increasing consistently during the three previous years. This trend of declining premium rate increases continued through 2015, with premium rate increases currently in the low single digits. It is important to note that the hardening of the market that occurred during 2011, 2012 and 2013 was somewhat unusual in that it was not driven by a reduction in capital adequacy, but rather by a persistent decline in investment income and an increase in severe weather events. The outlook for 2016 is that the Company's overall premium rate level will continue to increase, but only by a few percentage points.
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
The Company closely monitors the activities of state legislatures, the United States Congress and federal and state agencies through its membership in various organizations.  In particular, our trade organizations are working to achieve a nationwide data security and breach standard, to promote accident avoidance and accident prevention technology, to oppose legislative or regulatory changes that weaken the private workers' compensation insurance marketplace, to prevent the Federal Insurance Office and other federal and international entities expanding their control of the insurance industry from undermining the consumer-focused state insurance regulatory system, to pass appropriate tax reform legislation, and to continue efforts to obtain an exemption for homeowners’ insurers from disparate impact liability under the Fair Housing Act.

MANAGEMENT ISSUES AND PERSPECTIVES

Low interest rate environment
The persistent low interest rate environment has an influence on several operational areas that have the potential to materially impact the Company’s financial condition and results of operations. Following is a brief discussion of the major operational areas being monitored by management in light of the current low interest rate environment.
Investment portfolio
The majority of the Company’s investment portfolio is invested in fixed maturity securities. The prolonged low interest rate environment has had a positive impact on the Company’s financial condition because the portfolio of fixed maturity securities available-for-sale had net unrealized holding gains of $20.0 million at December 31, 2015, reflecting the fact that the average yield on the Company’s portfolio is higher than the yields currently available in the fixed maturity marketplace. However, proceeds from maturing securities and cash from operating activities are being invested at the current low yields, which has had a negative impact on investment income over the past several years. Interest rates increased approximately 10 basis points during 2015, which reduced the amount of unrealized gains on the Company's fixed maturity portfolio. If the current low interest rate environment continues, future growth in investment income will be negatively impacted.
Underwriting results
The Company’s portfolio of fixed maturity securities provides a substantial amount of investment income that supplements underwriting results and contributes to net earnings. The prolonged low interest rate environment has resulted in limited growth in investment income, which has increased the need to achieve a consistent underwriting profit. Management continually stresses the importance of striving for an underwriting profit, and is working diligently with the branch offices to maintain prudent underwriting and pricing standards, and establish long-term business plans with the Company’s agency force.

Equity portfolio market risk
Approximately 14.6 percent of the Company’s investment portfolio is invested in equity securities. Net unrealized investment gains on the equity portfolio totaled approximately $40.3 million at December 31, 2015, which is reflected as accumulated other comprehensive income in the Company’s financial statements and represents $1.94 per share of the Company’s December 31, 2015 book value of $25.26 per share. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management invested in a limited partnership during the first quarters of 2014 and 2015 to implement and maintain an equity tail-risk hedging strategy. This hedging strategy is designed to help protect the Company from significant monthly downside price volatility in the equity markets. By implementing this hedging strategy, management was able to reduce the level of risk contained in the Company’s financial statements without reducing the size of the equity portfolio. While there is a cost associated with this protection, management views this cost similar to the cost of an insurance policy. The cost of the hedging strategy is equal to the decline in the carrying value of the limited partnership that the Company invested in to implement the strategy, and is reported as a realized investment loss in the Company's financial statements. The decline in the carrying value of the limited partnership primarily reflects the cost of hedging contracts that expired without value during the year, but also includes changes in the value of contracts that were still in effect at year-end.

Premium rate levels
Premium rate levels have improved steadily during the past four years, and management has worked diligently with the sixteen branch offices to stress the importance of achieving modest, but consistent, commercial lines rate level increases whenever possible. These efforts have been successful, as the Company was able to implement high-single-digit rate level increases during 2012 and 2013, and more modest increases during 2014 and 2015. Rate levels for commercial lines of business are projected to decline on an industry-wide basis in 2016, but management currently expects the Company's overall rate level to increase in the low-single-digit range in 2016. Management will continue to work with the branch offices to ensure that all opportunities for additional rate level increases are pursued.

Change in personal lines operation
Effective January 1, 2016, a new Personal Lines Operations department will assume responsibility for the growth and profitability of personal lines business throughout the country. In connection with this change in oversight, management will be implementing new personal auto and homeowners products that are expected to improve profitability. Although it will take some time before the new products are rolled-out in all locations, management expects to begin seeing improved performance in these lines of business by late 2016 or early 2017. In addition to the potential for improved profitability in the personal lines of business, this change in oversight will allow the 16 local branch offices to focus their efforts on commercial lines of business, which accounts for approximately 90 percent of the property and casualty insurance segment's net written premiums.

Commercial Auto Line of Business
The Company, like most of the insurance industry, has experienced a significant increase in both claims frequency and severity in the commercial auto line of business in recent years. To address this issue, management has created a commercial auto task force charged with identifying the causes of the increase in claims, and developing solutions to improve profitability. Areas that the task force has identified for improvement include more aggressive underwriting and pricing, proper classification of risks, and a more thorough review of driver qualifications and class of business restrictions. Management will continue to monitor and scrutinize the profitability of this line of business, as the success of this initiative is of utmost importance in the increasingly competitive marketplace.

Strategic Analytics
During 2015, management created a new senior level position to oversee strategic analytics. One of the key priorities for this position is to partner with the Company's 16 local branch offices to provide differentiated value to our agency partners and policyholders. This will be accomplished by the development of innovative products and services, improved claims fraud detection capabilities, prioritized claims resources, and the integration of decision science discipline into the decision making process. This increased focus on strategic analytics is expected to enhance agency relationships, provide value to the Company's policyholders by identifying cost savings opportunities, and improve overall profitability.

Catastrophe and storm losses
The Company's property and casualty insurance subsidiaries write over 50 percent of their business in the Midwest, and therefore have exposure to wind, hail, and tornado losses caused by convective storms. Prior to 2013, the Company experienced five consecutive years of above average catastrophe and storm losses, and experienced record levels of catastrophe and storm losses in two of those five years (2008 and 2011). Due to the volatility of catastrophe and storm losses, the Company's net income has historically varied significantly from quarter to quarter and year to year. In an effort to reduce the volatility of the Company's quarterly net income, management has implemented a new inter-company reinsurance arrangement between the three insurance subsidiaries in the property and casualty insurance segment and Employers Mutual effective January 1, 2016. In addition, the excess of loss reinsurance agreement between the Company's reinsurance subsidiary and Employers Mutual has been modified for 2016. It is expected that these new reinsurance arrangements will reduce the volatility of the Company's quarterly net income caused by excessive catastrophe and storm losses.

Changes in GAAP
The Financial Accounting Standards Board (FASB) has approved, or is in the final stages of approving, several significant changes to GAAP that must be implemented during the next four years, including the prescribed accounting for financial instruments and leases. As a result of these changes, the accounting rules and required disclosures for public companies will change significantly in future years. Management has been closely monitoring these developments and will begin performing research in 2016 to determine the changes that will be required in the Company’s data/systems to comply with the new accounting standards, as well as the impact the new standards will have on the Company's financial statements.
The most significant change in the accounting for financial instruments is the requirement that changes in the fair value of equity securities be recognized in net income, rather than other comprehensive income, which will introduce a material amount of volatility into net income. The change in lease accounting will require that the total obligation for all leased assets, which is currently disclosed in the notes to financial statements, be reflected on the balance sheet, with a corresponding asset established for the "right of use" of leased assets.

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
Catastrophe and storm losses. For the property and casualty insurance segment, catastrophe and storm losses include losses attributed to events that have occurred in the United States which have been assigned an occurrence number by the Property & Liability Resource Bureau (PLRB) Catastrophe Services. According to PLRB, an occurrence number is assigned when an event has produced conditions severe enough to have caused, or to be likely to have caused, property damage. For the reinsurance segment, catastrophe and storm losses include losses that have occurred in the United States, Puerto Rico and the U.S. Virgin Islands which have been designated as catastrophes by Property Claims Services (PCS), as well as non-U.S. catastrophe and storm losses reported by the ceding companies. According to PCS, catastrophe serial numbers are assigned to events that cause $25.0 million or more in direct insured losses to property, and affect a significant number of policyholders and insurers.

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
In the reinsurance segment, Employers Mutual records the case and IBNR loss reserves reported by the ceding companies for the Home Office Reinsurance Assumed Department (“HORAD”) book of business. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve, which is based on an actuarial reserve analysis, to cover a lag in reporting. For MRB, Employers Mutual records the case and IBNR loss reserves reported to it by the management of the association, along with a relatively small IBNR loss reserve to cover a one-month reporting lag. The booking of the lag IBNR loss reserve may be suspended during periods when actuarial reviews indicate MRB's carried reserves are more than adequate to cover its liabilities. To verify the adequacy of the reported reserves, an actuarial evaluation of MRB’s reserves is performed at each year-end.
Property and Casualty Insurance Segment
Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2015 and 2014.

	December 31, 2015
($ in thousands) Line of business	Case	IBNR	Settlement expense	Total
Commercial lines:
Automobile	$72,470	$6,663	$16,431	$95,564
Property	26,498	2,503	5,071	34,072
Workers' compensation	122,863	16,278	21,504	160,645
Liability	67,350	44,395	56,317	168,062
Other	386	1,062	722	2,170
Total commercial lines	289,567	70,901	100,045	460,513

Personal lines:
Automobile	11,884	668	1,814	14,366
Homeowners	3,544	899	1,091	5,534
Total personal lines	15,428	1,567	2,905	19,900
Total property and casualty insurance segment	$304,995	$72,468	$102,950	$480,413

	December 31, 2014
($ in thousands) Line of business	Case	IBNR	Settlement expense	Total
Commercial lines:
Automobile	$63,434	$7,077	$14,765	$85,276
Property	24,309	1,570	4,797	30,676
Workers' compensation	119,817	16,708	20,067	156,592
Liability	69,928	43,412	52,360	165,700
Other	2,033	810	1,020	3,863
Total commercial lines	279,521	69,577	93,009	442,107

Personal lines:
Automobile	12,716	840	1,948	15,504
Homeowners	3,732	993	1,122	5,847
Total personal lines	16,448	1,833	3,070	21,351
Total property and casualty insurance segment	$295,969	$71,410	$96,079	$463,458

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

At December 31, 2015, IBNR loss reserves accounted for $72.5 million, or 15.1 percent, of the property and casualty insurance segment’s total loss and settlement expense reserves, compared to $71.4 million, or 15.4 percent, at December 31, 2014. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2015 would equate to $2.4 million, net of tax, which represents 4.7 percent of the net income reported for 2015 and 0.4 percent of stockholders’ equity.
The property and casualty insurance segment’s formula IBNR loss reserves are established for each line of business by applying actuarially derived “IBNR factors” to the latest twelve months premiums earned. These factors are developed using a methodology that utilizes historical ratios of (1) actual IBNR claims that have emerged after prior year-ends to (2) corresponding prior years’ premiums earned that have been adjusted to the current level of rate adequacy. In order to minimize the volatility that naturally exists in the early stages of IBNR claims emergence, IBNR claims are not utilized in this process until 18 months after the end of a respective calendar year. For example, during 2015 the actual IBNR claims reported in the 18 months following year-end 2013 were compared to the adjusted 2013 premiums earned. The 2013 ratios, together with the ratios for several prior years, were then used to develop the 2015 “IBNR factors” that were applied to premiums earned for each line of business. Included in the rate adequacy adjustment noted above is consideration of current frequency and severity trends compared to the trends underlying prior years’ calculations. The selected trends are based on an analysis of industry and Company loss data.
The methodology used in estimating formula IBNR loss reserves assumes consistency in claims reporting patterns and immaterial changes in loss development patterns. Implicit in this assumption is that future IBNR claims emergence, relative to IBNR claims that have emerged following prior year-ends, will reflect the change in frequency and severity trends underlying the rate adequacy adjustments. If this projected relationship proves to be inaccurate, future IBNR claims may differ substantially from the estimated IBNR loss reserves. The following table displays the impact that a five percent variance in future IBNR emergence from the projected level reflected in the December 31, 2015 IBNR factors would have on the Company’s results of operations. This variance in future IBNR emergence could occur in one year or over multiple years, depending when the claims were reported. A variance in future IBNR emergence would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A five percent variance in future IBNR emergence is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

($ in thousands) Line of business	After-tax impact on earnings from a five percent variance in future IBNR emergence from frequency and severity trends underlying rate adequacy adjustments
Personal auto liability	$(38)	to	$38
Commercial auto liability	(256)	to	256
Auto physical damage	(29)	to	29
Workers' compensation	(498)	to	498
Other liability	(1,449)	to	1,449
Property	(137)	to	137
Homeowners	(19)	to	19
All other	(44)	to	44

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

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in the ultimate settlement expense ratio
Personal auto liability	$(31)	to	$31
Commercial auto liability	(214)	to	214
Auto physical damage	(27)	to	27
Workers' compensation	(239)	to	239
Other liability	(680)	to	680
Property	(155)	to	155
Homeowners	(64)	to	64
All other	(31)	to	31

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
One assumption underlying aggregate reserve estimation methods is that the claims inflation trends implicitly built into the historical loss and settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2015 loss and settlement expense reserves to generate estimated annual incremental loss and settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment pattern, and revised incremental loss and settlement expense payments were calculated. This unexpected claims inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves.

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
Personal auto liability	$(109)	to	$108
Commercial auto liability	(1,067)	to	1,039
Auto physical damage	(18)	to	18
Workers' compensation	(6,015)	to	5,206
Other liability	(4,295)	to	3,923
Property	(227)	to	224
Homeowners	(27)	to	26

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

($ in thousands) Line of business	After-tax impact on earnings from a five percent variance in future loss payments
Personal auto liability	$(356)	to	$323
Commercial auto liability	(2,815)	to	2,547
Auto physical damage	(139)	to	125
Workers' compensation	(3,787)	to	3,424
Other liability	(3,432)	to	3,105
Property	(1,057)	to	957
Homeowners	(125)	to	114
All other	(117)	to	106

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

($ in thousands) Line of business	After-tax impact on earnings from a five percent variance in individual case loss reserve adequacy
Personal auto liability	$(352)	to	$316
Commercial auto liability	(2,501)	to	2,261
Auto physical damage	(126)	to	113
Workers' compensation	(2,782)	to	2,515
Other liability	(2,908)	to	2,633
Property	(1,104)	to	998
Homeowners	(127)	to	116
All other	(39)	to	34

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

($ in thousands) Line of business	After-tax impact on earnings from a five percent variance in IBNR emergence
Personal auto liability	$(36)	to	$36
Commercial auto liability	(357)	to	357
Auto physical damage	(50)	to	50
Workers' compensation	(299)	to	299
Other liability	(1,262)	to	1,262
Property	(255)	to	255
Homeowners	(51)	to	51

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
The property and casualty insurance subsidiaries have exposure to environmental and asbestos claims arising primarily from the other liability line of business. These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses. The loss and settlement expense reserves associated with asbestos claims have been increased each year for the last several years due to continued reporting of new claims at a rate not previously anticipated, as well as updated internal ultimate loss and settlement expense evaluations. In 2015, the loss and settlement expense reserves for asbestos claims were strengthened approximately $4.1 million.
Environmental IBNR loss reserves are established in consideration of the implied three-year survival ratio (ratio of loss and settlement expense reserves to the three-year average of loss and settlement expense payments). Estimation of ultimate liabilities for these exposures is unusually difficult due to unresolved issues such as whether coverage exists, the definition of an occurrence, the determination of ultimate damages and the allocation of such damages to financially responsible parties. Therefore, any estimation of these liabilities is subject to greater than normal variation and uncertainty, and ultimate payments for losses and settlement expenses for these exposures may differ significantly from the carried reserves.

Reinsurance Segment
Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2015 and 2014.

	December 31, 2015
($ in thousands) Line of business	Case	IBNR	Settlement expense	Total
Pro rata reinsurance:
Multiline (primarily property)	$6,113	$1,073	$168	$7,354
Property	8,720	9,077	395	18,192
Liability	3,420	14,807	283	18,510
Marine	10,213	5,660	169	16,042
Total pro rata reinsurance	28,466	30,617	1,015	60,098

Excess of loss reinsurance:
Property	32,333	22,770	1,072	56,175
Liability	30,524	48,445	3,119	82,088
Total excess of loss reinsurance	62,857	71,215	4,191	138,263
Total reinsurance segment	$91,323	$101,832	$5,206	$198,361

	December 31, 2014
($ in thousands) Line of business	Case	IBNR	Settlement expense	Total
Pro rata reinsurance:
Multiline (primarily property)	$7,715	$799	$213	$8,727
Property	10,247	7,244	464	17,955
Liability	1,945	9,673	188	11,806
Marine	7,559	13,609	238	21,406
Total pro rata reinsurance	27,466	31,325	1,103	59,894

Excess of loss reinsurance:
Property	34,391	17,402	1,077	52,870
Liability	28,922	53,078	3,087	85,087
Total excess of loss reinsurance	63,313	70,480	4,164	137,957
Total reinsurance segment	$90,779	$101,805	$5,267	$197,851

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
At December 31, 2015, the carried reserves for HORAD and MRB combined were in the upper quartile of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.
At December 31, 2015, there was no backlog in the processing of assumed reinsurance information. Approximately $123.3 million, or 62 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess of loss contracts. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.
Carried reserves established in addition to those reported by the ceding companies totaled approximately $75.0 million at December 31, 2015. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for a negative bulk IBNR loss reserve established by Employers Mutual's actuaries in 2015, and a small IBNR loss reserve generally established to cover a one-month lag in reporting (which was suspended in 2015), the MRB IBNR loss reserve is established by the management of MRB. Employers Mutual rarely records additional case loss reserves.
Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $101.8 million and $101.8 million at December 31, 2015 and 2014, respectively, and accounted for approximately 51 percent and 51 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2015 would equate to $3.3 million, net of tax, which represents 6.6 percent of the net income reported for 2015 and 0.6 percent of stockholders’ equity.

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
The after-tax impact on the Company’s earnings under each scenario is as follows:

	Reinsurance segment
($ in thousands)	MRB			HORAD
(1) Five percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(583)	to	$528	$(5,737)	to	$5,190

(2) One percent variance in the implicit annual claims inflation rate	(876)	to	783	(3,480)	to	3,168

(3) Five percent variance in IBNR losses from the level anticipated in the loss projection factors	(342)	to	342	(3,154)	to	3,154

(4) Five percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(351)	to	351	(4,654)	to	4,654

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
Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2015.

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
Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the pool participants are defending approximately 1,809 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Claims activity associated with eight policyholders dominates the pool participants’ asbestos claims, representing an aggregate 1,757 lawsuits with 1,981 claimants. Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2015, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $9.4 million (primarily settlement expenses). The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Settlement expense payments associated with this former policyholder have increased significantly since 2008 and have been a driver behind recently implemented reserve increases. The primary cause of this increase in paid settlement expenses is the retention of a national coordinating counsel in 2008 due to this former policyholder’s exposure in numerous jurisdictions. The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. Approximately 655 asbestos exposure claims associated with this former policyholder remain open. Whenever possible, the pool participants have participated in cost sharing agreements with other insurance companies to reduce overall expenses.
The pool participants are defending approximately 70 claim files as a result of lawsuits alleging “silica” exposure in Texas and Mississippi jurisdictions, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis). Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.
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
The Company’s current exposures to environmental claims include losses involving petroleum haulers, lead contamination, and soil and groundwater contamination in the State of Indiana. Claims from petroleum haulers are generally caused by overturned commercial vehicles and overfills at commercial and residential properties. Exposures for accident year losses preceding the 1980s include municipality exposures for closed landfills, small commercial businesses involved with disposing waste at landfills, leaking underground storage tanks and contamination from dry cleaning operations. As of December 31, 2015, all Methyl Tertiary Butyl Ether (“MTBE”) claims related to the pool participants’ policyholders had been dismissed.
During 2009, the Company completed a comprehensive policy search and coverage review, and began defending (pursuant to policies issued 1969-1975) a lawsuit filed against a municipalities’ sewerage commission in United States District Court in Wisconsin in 2008. The Company has a joint defense agreement with two other companies, but currently retains the majority share. The lawsuit is potentially one of the largest CERCLA actions pending against numerous parties in the United States and seeks in excess of $1.5 billion from the defendants. The pool participants reached a settlement with the insured and issued payment for $625,000 (the Company’s share) during 2015. The settlement has been approved by the Court. The case remains open while a final agreement is reached to conclude the pending legal expenses.
The Company’s exposure to asbestos and environmental claims through assumed reinsurance is very limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.
At December 31, 2015, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $11.5 million, which represents 1.7 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $4.6 million of case loss reserves, $4.4 million of IBNR loss reserves and $2.5 million of bulk settlement expense reserves. Ceded reinsurance on these reserves totaled $320,000. Loss and settlement expense reserves were increased in 2015 because of deterioration in the implied survival ratio.
The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the pool participants’ manufacturing clients, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2015, 33 of these claims were reported to the pool participants.
The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors. Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. Newly reported construction defect claims numbered 338, 385 and 232 in 2015, 2014 and 2013, respectively, and produced incurred losses and paid settlement expenses of approximately $3.2 million, $2.9 million and $5.1 million in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $4.8 million in 2015. At December 31, 2015, the Company carried case loss reserves of approximately $5.6 million on 398 open construction defect claims.

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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2015, 2014 and 2013:

	Property and casualty insurance segment			Reinsurance segment
($ in thousands)	Case	IBNR	Settlement expense	Case	IBNR	Settlement expense
Reserves at:
December 31, 2015
Asbestos	$4,360	$3,015	$2,193	$136	$250	$—
Environmental	91	446	320	46	640	—
Products[1]	7,409	6,680	9,119	—	—	—
Casualty excess[2]	—	—	—	30,142	48,350	3,029
December 31, 2014
Asbestos	$4,725	$1,363	$1,624	$131	$281	$—
Environmental	92	297	169	123	615	—
Products[1]	7,416	5,643	6,902	—	—	—
Casualty excess[2]	—	—	—	27,992	52,935	2,971
December 31, 2013
Asbestos	$4,737	$1,375	$1,502	$104	$324	$—
Environmental	311	400	164	136	591	—
Products[1]	7,112	5,428	6,285	—	—	—
Casualty excess[2]	—	—	—	28,976	59,994	2,943

Paid during:
2015
Asbestos	$1,477		$887	$19		$8
Environmental	—		30	52		—
Products[1]	2,481		1,918	—		—
Casualty excess[2]	—		—	8,681		2,077
2014
Asbestos	$624		$960	$16		$—
Environmental	197		36	(11)		(1)
Products[1]	1,465		1,876	—		—
Casualty excess[2]	—		—	8,091		1,589
2013
Asbestos	$1,030		$1,212	$23		$—
Environmental	19		87	—		—
Products[1]	1,737		2,304	—		—
Casualty excess[2]	—		—	7,766		1,249
1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2015, 2014 and 2013:

	Asbestos	Environmental	Products
2015
Open claims at year-end	2,142	4	109
Reported	480	1	192
Disposed	2,605	—	195

2014
Open claims at year-end	4,267	3	112
Reported	516	—	141
Disposed	521	2	123

2013
Open claims at year-end	4,272	5	94
Reported	415	—	448
Disposed	612	—	461

Variability of loss and settlement expense reserves
The Company does not determine a range of estimates for all components of the loss and settlement expense reserve at the time the reserves are established. During each quarter, however, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves as of the preceding quarter-end. All reserves are reviewed with the exception of reserves for involuntary workers’ compensation pools, which are set by the National Council on Compensation Insurance (NCCI) and are assumed to be adequate (the impact of potential variability of this segment on overall reserve adequacy is considered immaterial). Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2015 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance. The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance, and contain a small number of adjustments from the statutory-basis amounts presented here. The last two columns display the estimated after-tax impact on earnings if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
($ in thousands)	High	Low	Carried	Reserves at high	Reserves at low
Property and casualty insurance segment	$484,156	$427,091	$465,327	$(12,239)	$24,853
Reinsurance segment	200,186	159,292	196,701	(2,265)	24,316
	$684,342	$586,383	$662,028	$(14,504)	$49,169

The precise location of total carried reserves within the actuarial range is unknown at the time the reserves are established because the actuarial evaluation of reserve adequacy is conducted after the establishment of the reserves.

Changes in loss and settlement expense reserve estimates of prior periods
Loss and settlement expense reserves are estimates at a given time of what an insurer expects to pay on incurred losses, based on facts and circumstances then known. During the loss settlement period, which may be many years, additional facts regarding individual claims become known, and accordingly, it often becomes necessary to refine and adjust the estimates of liability. Such changes in the reserves for losses and settlement expenses are reflected in net income in the year such changes are recorded.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At December 31, 2015 and 2014, the Company had no securities priced solely from broker quotes.
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

Deferred policy acquisition costs and related amortization
Acquisition costs, consisting of commissions, premium taxes, and salary and benefit expenses of employees directly involved in the underwriting of insurance policies that are successfully issued, are deferred and amortized to expense as premium revenue is recognized. Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The methodology followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned. The anticipated losses and settlement expenses are based on the segment’s projected loss and settlement expense ratios for the next twelve months, which include provisions for anticipated catastrophe and storm losses based on historical results adjusted for recent trends. Utilizing these projections, deferred policy acquisition costs for the property and casualty insurance segment and the reinsurance segment were not subject to limitation at December 31, 2015. Based on an analysis performed by management, the actuarial projections of the expected loss and settlement expense ratios for the next twelve months would have needed to increase 19.1 percentage points in the property and casualty insurance segment and 8.1 percentage points in the reinsurance segment before deferred policy acquisition costs would have been subject to limitation. Such increases in the expected loss and settlement expense ratios would likely be driven by many factors, including higher provisions for anticipated catastrophe and storm losses.

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
The net periodic pension and postretirement benefit costs, as well as the prepaid assets and liabilities of these plans, are determined by actuarial valuations. Inherent in these valuations are key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, and the rate of future compensation increases (pension plans only). Due to the conversion of the postretirement health care plan to an Employers Mutual-funded Health Reimbursement Arrangement (HRA) effective January 1, 2015, an assumption for the health care cost trend rate is no longer necessary. The assumptions used in the actuarial valuations are updated annually. Material changes in the net periodic pension and postretirement benefit costs may occur in the future due to changes in these assumptions or changes in other factors, such as the number of plan participants, the level of benefits provided, asset values and applicable legislation or regulations.
The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension benefit obligation valuations at December 31, 2015, 2014 and 2013 were 3.90 percent, 3.57 percent and 4.17 percent, respectively. The discount rates used in the postretirement benefit obligation valuations at December 31, 2015, 2014 and 2013 were 4.42 percent, 4.04 percent and 4.71 percent, respectively. The discount rates used in the pension and postretirement benefit obligation valuations are also used in the calculation of the net periodic benefit costs for the subsequent year. A 0.25 percentage point decrease in the discount rates used in the 2015 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2016 by approximately $97,000. Conversely, a 0.25 percentage point increase in the 2015 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2016 by approximately $93,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the calculation of the net periodic pension benefit costs for the years ended December 31, 2015 and 2014 was 7.00 percent and 7.25 percent, respectively. The expected long-term rate of return on plan assets used in the calculation of the net periodic postretirement benefit costs for the years ended December 31, 2015 and 2014 was 6.50 percent and 6.75 percent, respectively. The expected rate of return on plan assets to be used in the calculation of the 2016 net periodic benefit costs for the pension and postretirement benefit plans will be 7.00 percent and 6.50 percent, respectively. The actual rate of return earned on plan assets during 2015 was approximately zero for the pension plan (very slight negative return) and negative 1 percent for the postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the expected long-term rate of return assumption for 2016 would change the Company’s net periodic pension and postretirement benefit costs by approximately $256,000. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2015, all of the benefit plans had accumulated actuarial losses in excess of the corridor that will be partially amortized into expense in 2016. The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2016 amounts to $1.7 million. Prior service costs/credits for plan amendments are also contained in the valuations, and are amortized into expense/income over the future service periods of the participants. As of December 31, 2015, the postretirement benefit plans have prior service credits that are being amortized into income in future periods, while the qualified defined benefit pension plan has prior service costs that are being amortized into expense in future periods. The net amount of prior service credit being amortized into income during 2016 is $3.3 million.
In accordance with GAAP, the funded status of defined benefit pension and other postretirement plans is recognized as an asset or liability on the balance sheet. Changes in the funded status of the plans are recognized through other comprehensive income.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three years ended December 31, 2015 are as follows:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Property and casualty insurance
Premiums earned	$447,197	$422,381	$392,719
Losses and settlement expenses	291,883	298,033	260,917
Acquisition and other expenses	147,360	136,657	142,237
Underwriting profit (loss)	$7,954	$(12,309)	$(10,435)

GAAP ratios:
Loss and settlement expense ratio	65.3%	70.6%	66.4%
Acquisition expense ratio	32.9%	32.3%	36.3%
Combined ratio	98.2%	102.9%	102.7%

Losses and settlement expenses:
Insured events of current year	$305,722	$306,143	$268,198
Decrease in provision for insured events of prior years	(13,839)	(8,110)	(7,281)

Total losses and settlement expenses	$291,883	$298,033	$260,917

Catastrophe and storm losses	$29,609	$40,226	$37,262

Large losses	$34,239	$35,673	$22,240

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

	Year ended December 31,
($ in thousands)	2015	2014	2013
Reported amount of favorable development experienced on prior years' reserves	$(13,839)	$(8,110)	$(7,281)
Adjustment for favorable development included in the reported development amount that had no impact on earnings	423	2,151	6,526
Approximation of the implied amount of favorable development that had an impact on earnings	$(13,416)	$(5,959)	$(755)

	Year ended December 31,
($ in thousands)	2015	2014	2013
Reinsurance
Premiums earned	$123,069	$118,341	$122,787
Losses and settlement expenses	78,853	87,441	72,370
Acquisition and other expenses	30,947	28,715	29,109
Underwriting profit	$13,269	$2,185	$21,308

GAAP ratios:
Loss and settlement expense ratio	64.1%	73.9%	58.9%
Acquisition expense ratio	25.1%	24.3%	23.7%
Combined ratio	89.2%	98.2%	82.6%

Losses and settlement expenses:
Insured events of current year	$100,128	$100,123	$77,874
Decrease in provision for insured events of prior years	(21,275)	(12,682)	(5,504)

Total losses and settlement expenses	$78,853	$87,441	$72,370

Catastrophe and storm losses	$14,765	$17,025	$11,316

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years in the reinsurance segment (no impact on earnings).  The result is an approximation of the implied amount of favorable development that had an impact on earnings.

	Year ended December 31,
($ in thousands)	2015	2014	2013
Reported amount of favorable development experienced on prior years' reserves	$(21,275)	$(12,682)	$(5,504)
Adjustment for adverse development included in the reported development amount that had no impact on earnings	(1,041)	—	—
Approximation of the implied amount of favorable development that had an impact on earnings	$(22,316)	$(12,682)	$(5,504)

	Year ended December 31,
($ in thousands, except per share amounts)	2015	2014	2013
Consolidated
REVENUES
Premiums earned	$570,266	$540,722	$515,506
Net investment income	45,582	46,465	43,022
Realized investment gains	6,153	4,349	8,997
Other income	1,725	2,931	460
	623,726	594,467	567,985
LOSSES AND EXPENSES
Losses and settlement expenses	370,736	385,474	333,287
Acquisition and other expenses	178,307	165,372	171,346
Interest expense	337	337	384
Other expense	2,690	2,377	2,115
	552,070	553,560	507,132

Income before income tax expense	71,656	40,907	60,853
Income tax expense	21,494	10,915	17,334
Net income	$50,162	$29,992	$43,519

Net income per share	$2.43	$1.48	$2.22

GAAP ratios:
Loss and settlement expense ratio	65.0%	71.3%	64.7%
Acquisition expense ratio	31.3%	30.6%	33.2%
Combined ratio	96.3%	101.9%	97.9%

Losses and settlement expenses:
Insured events of current year	$405,850	$406,266	$346,072
Decrease in provision for insured events of prior years	(35,114)	(20,792)	(12,785)

Total losses and settlement expenses	$370,736	$385,474	$333,287

Catastrophe and storm losses	$44,374	$57,251	$48,578

Large losses	$34,239	$35,673	$22,240
All share and per share amounts reported for prior years have been adjusted to reflect a three for two stock split that was completed on June 23, 2015.

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

	Year ended December 31,
($ in thousands)	2015	2014	2013
Reported amount of favorable development experienced on prior years' reserves	$(35,114)	$(20,792)	$(12,785)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	(618)	2,151	6,526
Approximation of the implied amount of favorable development that had an impact on earnings	$(35,732)	$(18,641)	$(6,259)

Year ended December 31, 2015 compared to year ended December 31, 2014
The Company reported net income of $50.2 million ($2.43 per share) in 2015 compared to $30.0 million ($1.48 per share) in 2014.  Improved premium rate adequacy, an increase in favorable development on prior years' reserves and below average catastrophe and storm losses together produced an excellent combined ratio, the lowest since 2006.

Premiums earned, losses and settlement expenses incurred, and the corresponding loss and settlement expense ratios, by line of business for each segment and on a consolidated basis, for the two years ended December 31, 2015 are as follows:

	Year ended December 31,
	2015			2014
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$105,904	$86,134	81.3%	$96,908	$79,838	82.4%
Property	104,303	65,806	63.1%	97,155	67,444	69.4%
Workers' compensation	92,828	57,803	62.3%	88,356	52,537	59.5%
Liability	92,665	48,399	52.2%	86,108	57,869	67.2%
Other	8,079	854	10.6%	7,416	1,713	23.1%
Total commercial lines	403,779	258,996	64.1%	375,943	259,401	69.0%

Personal lines:
Automobile	22,855	17,559	76.8%	25,094	20,757	82.7%
Homeowners	20,563	15,328	74.5%	21,344	17,875	83.7%
Total personal lines	43,418	32,887	75.7%	46,438	38,632	83.2%
Total property and casualty insurance	$447,197	$291,883	65.3%	$422,381	$298,033	70.6%

Reinsurance
Pro rata reinsurance:
Multiline (primarily property)	$7,089	$3,276	46.2%	$8,552	$7,006	81.9%
Property	15,324	13,487	88.0%	8,482	10,645	125.5%
Liability	20,629	12,855	62.3%	9,919	5,715	57.6%
Marine	4,379	(185)	(4.2)%	14,930	13,055	87.4%
Total pro rata reinsurance	47,421	29,433	62.1%	41,883	36,421	87.0%

Excess of loss reinsurance:
Property	63,416	41,125	64.8%	64,956	49,322	75.9%
Liability	12,232	8,295	67.8%	11,502	1,698	14.8%
Total excess of loss reinsurance	75,648	49,420	65.3%	76,458	51,020	66.7%
Total reinsurance	$123,069	$78,853	64.1%	$118,341	$87,441	73.9%

Consolidated	$570,266	$370,736	65.0%	$540,722	$385,474	71.3%

Premium income
Premiums earned increased 5.5 percent to $570.3 million in 2015 from $540.7 million in 2014.  The property and casualty insurance segment continued to report an increase in premiums earned due to rate level increases on renewal business, growth in insured exposures and an increase in retained policies. Premiums earned also increased in the reinsurance segment, primarily due to growth in MRB business. Rate levels for both segments continue to be restrained by increased competition, especially for quality accounts with good loss experience. Average rate level increases were in the low single-digits in the property and casualty insurance segment during 2015, and are expected to remain at that level throughout 2016. Rates-on-line for excess of loss reinsurance renewal business declined approximately 3.0 percent during the January 1, 2015 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased.

Premiums earned for the property and casualty insurance segment increased 5.9 percent to $447.2 million in 2015 from $422.4 million in 2014.  The increase is primarily associated with renewal business, which increased four percent during 2015 due to a combination of rate level increases and growth in insured exposures. Renewal rates across both commercial and personal lines of business increased approximately two percent during 2015, and are expected to continue to increase at low single-digit levels throughout 2016 due to competition restraints. New business premium (representing 13 percent of the pool participants’ direct written premiums) is approximately three percent higher than 2014, with an increase in commercial lines new business premium being partially offset by a decline in personal lines new business premium. Commercial lines new business continues to be in the desired range of growth, and was strongest outside of the core Midwest market.  This growth helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. While retention levels for personal lines of business remained stable, new business written premiums were down as management continued to focus on the development and implementation of its new personal lines strategy. During 2015, the overall policy retention rate remained strong at 86.5 percent (commercial lines at 86.7 percent and personal lines at 84.8 percent). These retention rates approximate those experienced in 2014.
Premiums earned for the reinsurance segment increased 4.0 percent to $123.1 million in 2015 from $118.3 million in 2014; however, premium adjustments made in 2015 and 2014 are impacting this percentage increase. In 2015, a negative premium adjustment of $7.2 million reported by the ceding company for the offshore energy and liability proportional account was recorded to reduce the ultimate amount of premiums expected to be earned for underwriting years 2012 through 2014. In 2014, a $7.7 million reduction in earned but not reported premiums was recognized on pro rata accounts. Without these adjustments, premiums earned would have increased approximately 3.3 percent. This growth was driven by new accounts, changes in current contract structures, a decline in terminated accounts in the HORAD book of business, and an increase in pro rata business in the MRB book of business. The premium adjustments made in 2015 and 2014 did not have a material impact on net income because corresponding adjustments were made to IBNR loss reserves, commission expense reserves and the cost of the excess of loss reinsurance protection. The negative premium adjustment recorded for the offshore energy and liability proportional account, coupled with reduced participation in this account for the 2015 contract year, resulted in a $10.3 million decline in premiums earned from this program in 2015. Competition in the reinsurance market began to increase during 2014 due to the entrance of non-traditional capital into the marketplace. This trend continued into 2015, but at a more moderate level. As a result, total premiums earned for excess of loss business was down slightly in 2015 compared to 2014. The January 1, 2016 renewal season, when approximately 70 percent of the reinsurance segment's business renews, saw continued pricing pressure similar to that experienced in 2015.

Losses and settlement expenses
Losses and settlement expenses decreased 3.8 percent to $370.7 million in 2015 from $385.5 million in 2014, and the loss and settlement expense ratio decreased to 65.0 percent in 2015 from 71.3 percent in 2014.  Both segments experienced significant improvements in their loss and settlement expense ratios during 2015, due in large part to below normal catastrophe and storm losses and an increase in favorable reserve development. The actuarial analysis of the Company’s carried reserves at December 31, 2015 indicates that the level of reserve adequacy is consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratio for the property and casualty insurance segment decreased to 65.3 percent in 2015 from 70.6 percent in 2014.  This decrease is attributed to lower catastrophe and storm losses, a decline in overall claim frequency and continued improvement in premium rate adequacy. The decline in overall claim frequency is across many of the major lines of business, and is partially driven by the unusually high level of losses experienced during the first quarter of 2014 due to severe winter weather. Catastrophe and storm losses accounted for 6.6 percentage points of the loss and settlement expense ratio in 2015, down from 9.5 percentage points in 2014, and lower than the most recent 10-year average of 9.6 percentage points. Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies' pool, excluding catastrophe losses) accounted for 7.7 percentage points of the loss and settlement expense ratio in 2015, compared to 8.4 percentage points in 2014.  Included in the large loss amount reported for 2014 is $1.5 million stemming from a fire at an adjacent building being renovated that damaged two office buildings owned by the Company's parent, Employers Mutual. At the time of the loss, Employers Mutual was self-insured for the first $5.0 million of loss to its campus, and the loss was subject to the EMC Insurance Companies' inter-company pooling agreement. Overall claims severity increased during 2015, after remaining fairly steady throughout 2014. Increased claims frequency and severity has been the primary driver of the high loss and settlement expense ratios reported for the commercial auto line of business in both 2015 and 2014, which is consistent with industry results.

The property and casualty insurance segment's loss and settlement expense ratios for 2015 and 2014 reflect $13.8 million (3.1 percent of earned premiums) and $8.1 million (1.9 percent of earned premiums), respectively, of reported favorable development on prior years' reserves; however, these amounts include $423,000 and $2.2 million, respectively, of favorable development that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years, and therefore had no impact on net income. Net income is only impacted by changes in the total amount of carried reserves.
The loss and settlement expense ratio for the reinsurance segment decreased to 64.1 percent in 2015 from 73.9 percent in 2014.  This decrease reflects a decline in both reported large losses (losses greater than $100,000) and catastrophe and storm losses, as well as a significant increase in the amount of favorable reserve development experienced on prior years' reserves. Results for 2015 include $4.1 million of catastrophe and storm losses from the Tianjin, China explosion, which is net of $400,000 of reinsurance recovery under the excess of loss reinsurance protection provided by Employers Mutual. Approximately $500,000 of this loss was from the MRB book of business and is reflected in the pro rata property line of business, while the remaining $3.6 million of this loss is reflected in the excess of loss property line of business (accounts for approximately 3.5 and 5.6 percentage points of the loss and settlement expense ratios reported for the pro rata property and excess of loss property lines of business, respectively). The elevated loss and settlement expense ratio reported for the excess of loss liability line of business is attributed to an increase in reported losses for contract years 2010 through 2014, and a corresponding increase in the amount of bulk IBNR loss reserves allocated to these relatively immature years of this long-tailed coverage. Two large reductions in carried reserves implemented during 2015 had an impact on the loss and settlement expense ratios reported for two lines of business. First, revised ultimate loss ratio information was received for several contract years from the ceding company for the offshore energy and liability proportional account, which reduced the carried amount of IBNR loss reserves. This reduction in IBNR loss reserves, coupled with the decrease in IBNR loss reserves resulting from the downward adjustment in expected ultimate premiums on this account (see discussion above), produced a small negative amount of incurred losses and settlement expenses in the pro rata marine line of business, and a corresponding negative loss and settlement expense ratio. Second, a large estimated loss reserve that was established on a German account in the fourth quarter of 2014 was taken down because of favorable development contained in an account statement received in 2015. This resulted in a lower than normal loss and settlement expense ratio in the multiline line of business. In addition to the two large reductions in carried reserves noted above, the favorable development experienced on prior years’ reserves reflects a reduction in IBNR loss reserves established for the 2014 contract year that could no longer be justified. Catastrophe and storm losses accounted for 12.0 percentage points of the loss and settlement expense ratio in 2015, which is lower than both the 14.4 percentage points reported in 2014 and the most recent 10-year average of 13.0 percentage points.
The reinsurance segment's loss and settlement expense ratio for 2015 reflects $21.3 million (17.3 percent of earned premiums) of reported favorable development on prior years' reserves; however, this amount includes $1.0 million of adverse development that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years, and therefore had no impact on net income. Net income is only impacted by changes in the total amount of carried reserves.

Acquisition and other expenses
Acquisition and other expenses increased 7.8 percent to $178.3 million in 2015 from $165.4 million in 2014.  The acquisition expense ratio increased to 31.3 percent in 2015 from 30.6 percent in 2014.  Acquisition and other expenses reported for both years include net periodic postretirement benefit income resulting from the amortization of a large prior service credit that resulted from an amendment of Employers Mutual's postretirement medical plan in the fourth quarter of 2013. This prior service credit was recognized in accumulated other comprehensive income in the fourth quarter of 2013, and is being amortized out of accumulated other comprehensive income and into net income over a period of 10 years. The increase in the 2015 ratio is attributed to a combination of higher technology costs, increased pension expense, and an increase in variable expenses such as contingent commissions and bonus accruals that are based on the improved underwriting results reported in 2015.
For the property and casualty insurance segment, the acquisition expense ratio increased to 32.9 percent in 2015 from 32.3 percent in 2014.  The higher acquisition expense ratio in 2015 is primarily attributed to higher technology costs, increased pension expense, and an increase in the variable expense categories of contingent commissions and bonus accruals. Policyholders' dividend expense, another variable expense based on the underwriting results of some individual policies and the safety dividend groups, declined significantly and thus limited the increase in the acquisition expense ratio.
For the reinsurance segment, the acquisition expense ratio increased to 25.1 percent in 2015 from 24.3 percent in 2014.  This increase is primarily attributed to higher contingent commission expense on the offshore energy and liability proportional account. Growth in pro rata business, which carries higher commission rates than excess of loss business, also contributed to the increase in the ratio.

Investment results
Net investment income decreased 1.9 percent to $45.6 million in 2015 from $46.5 million in 2014.  Net investment income for 2014 included approximately $442,000 that resulted from the early payoff of a commercial mortgage-backed security that was purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income. Excluding this amount, net investment income declined approximately 1.0 percent. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has remained relatively steady at 3.9 percent since December 31, 2014, but is down slightly from 4.0 percent at December 31, 2013.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, also remained steady at 4.6 at December 31, 2015 and 2014. The Company’s equity portfolio produced dividend income of $5.6 million and $6.0 million in 2015 and 2014, respectively.
The Company reported net realized investment gains of $6.2 million in 2015 compared to $4.3 million in 2014.  Included in these amounts are $1.5 million and $2.8 million in 2015 and 2014, respectively, of realized losses attributed to declines in the carrying value of a limited partnership that the Company first invested in during 2014 to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). The Company recognized "other-than-temporary" impairment losses of $1.5 million and $878,000 during 2015 and 2014, respectively. The vast majority of these impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Included in other income is foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange gains of $898,000 and $2.2 million in 2015 and 2014, respectively.

Income tax
Income tax expense increased 96.9 percent to $21.5 million in 2015 from $10.9 million in 2014.  The effective tax rate for 2015 was 30.0 percent, compared to 26.7 percent in 2014. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent is tax-exempt interest income earned.

Year ended December 31, 2014 compared to year ended December 31, 2013
The Company reported net income of $30.0 million ($1.48 per share) in 2014 compared to $43.5 million ($2.22 per share) in 2013.  Both the property and casualty insurance segment and the reinsurance segment produced underwriting profits in the fourth quarter of 2014, providing a strong finish to a somewhat challenging year. Although net income was down in 2014, the Company benefited from improved premium rate adequacy in the property and casualty insurance segment, an increase in investment income stemming from a larger invested asset base and a significant increase in dividend income, as well as a significant reduction in the amount of net periodic pension and postretirement benefit costs allocated to the Company. These favorable conditions were expected to continue to benefit the Company in 2015.

Premiums earned, losses and settlement expenses incurred, and the corresponding loss and settlement expense ratios, by line of business for each segment and on a consolidated basis, for the two years ended December 31, 2014 are as follows:

	Year ended December 31,
	2014			2013
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$96,908	$79,838	82.4%	$86,230	$59,310	68.8%
Property	97,155	67,444	69.4%	87,446	55,937	64.0%
Workers' compensation	88,356	52,537	59.5%	83,172	54,779	65.9%
Liability	86,108	57,869	67.2%	77,983	50,366	64.6%
Other	7,416	1,713	23.1%	7,487	2,044	27.3%
Total commercial lines	375,943	259,401	69.0%	342,318	222,436	65.0%

Personal lines:
Automobile	25,094	20,757	82.7%	27,408	20,204	73.7%
Homeowners	21,344	17,875	83.7%	22,993	18,277	79.5%
Total personal lines	46,438	38,632	83.2%	50,401	38,481	76.4%
Total property and casualty insurance	$422,381	$298,033	70.6%	$392,719	$260,917	66.4%

Reinsurance
Pro rata reinsurance:
Multiline (primarily property)	$8,552	$7,006	81.9%	$7,489	$3,950	52.7%
Property	8,482	10,645	125.5%	20,239	11,423	56.4%
Liability	9,919	5,715	57.6%	5,172	1,628	31.5%
Marine	14,930	13,055	87.4%	14,748	4,879	33.1%
Total pro rata reinsurance	41,883	36,421	87.0%	47,648	21,880	45.9%

Excess of loss reinsurance:
Property	64,956	49,322	75.9%	64,069	33,627	52.5%
Liability	11,502	1,698	14.8%	11,070	16,863	152.3%
Total excess of loss reinsurance	76,458	51,020	66.7%	75,139	50,490	67.2%
Total reinsurance	$118,341	$87,441	73.9%	$122,787	$72,370	58.9%

Consolidated	$540,722	$385,474	71.3%	$515,506	$333,287	64.7%

Premium income
Premiums earned increased 4.9 percent to $540.7 million in 2014 from $515.5 million in 2014.  The increase was attributed to the property and casualty insurance segment, as the reinsurance segment experienced a decline in premium income due to a reduction in the amount of earned but not reported (EBNR) premiums recognized on pro rata contracts at December 31, 2014. The majority of the increase in the property and casualty insurance segment's premiums was from rate level increases on renewal business and growth in insured exposures.  Management continued to implement premium rate increases in the property and casualty insurance segment, but the level of rate increases had declined steadily during 2014. Premium rate levels in the reinsurance market declined during 2014, but those declines did not have a significant impact on the reinsurance segment's operations since the majority of its reinsurance contracts renewed in the beginning of the year.

Premiums earned for the property and casualty insurance segment increased 7.6 percent to $422.4 million in 2014 from $392.7 million in 2013.  The increase was primarily associated with renewal business, which increased seven percent during 2014 due to a combination of rate level increases, and to a lesser extent, growth in insured exposures. Renewal rates increased approximately 4.5 percent in commercial lines of business and 3.5 percent in personal lines during 2014, though it should be noted that the level of rate increases slowed as the year progressed, and this trend was expected to continue through 2015. The pool participants did not implement broad-based rate level increases across the entire book of business, but instead implemented rate level increases based on the loss history and risk exposures associated with each renewing policy, in order to achieve a more adequate overall rate level.  This approach allowed the property and casualty insurance segment to retain its core book of business, while working to improve underwriting margins.  While renewal rates for personal lines of business increased, written premiums were down due to an intentional reduction in policy count to lessen exposure concentrations. During 2014, the overall policy retention rate continued to be strong at 85.9 percent (commercial lines at 86.7 percent and personal lines at 84.8 percent), which was slightly higher than the retention rate at the end of 2013.  Although new business continued to account for a relatively small portion (just 14 percent) of the pool participants’ direct written premiums, the pool participants were able to capitalize on some new business opportunities outside of the core Midwest market to further diversify into areas less prone to weather-related events, while at the same time staying consistent with the industry and line of business mix of the existing book of business.  New business in the Northwest, Southwest and Southeast parts of the United States grew, and was generally expected to continue to grow, at a slightly faster pace than other regions. New business premium increased six percent in the commercial lines of business (corresponding policy count was down), while personal lines new business premium was down six percent.
Premiums earned for the reinsurance segment declined 3.6 percent to $118.3 million in 2014 from $122.8 million in 2013. This decline was not caused by rate level decreases or a loss of business, but rather was generally attributed to a $7.7 million reduction in the amount of EBNR premiums recognized on pro rata contracts in 2014, as discussed below. Without this reduction, earned premiums would have increased approximately 2.7 percent in 2014 due to growth in existing accounts and the addition of some new business. As previously reported, the premium recognition period of two large facility contracts in the property line of business was changed during the third quarter after it was determined that the vast majority of the underlying risks did not attach until January 1, 2015, or later. During the fourth quarter, the premium recognition period of all remaining pro rata contracts was reviewed on a contract-by-contract basis, and it was determined that the total amount of EBNR premiums established for those contracts, also primarily in the property line of business, should be reduced. The total of these corrections, which was partially offset by an increase in EBNR premiums in the marine line of business due to a difference in the timing of reports received from a ceding company, resulted in the reduction in EBNR premiums noted above. The reduction in EBNR premiums did not have a material impact on 2014 net income because corresponding corrections were made to IBNR loss reserves, commission expense reserves and the cost of the excess of loss reinsurance protection. These corrections did not impact the ultimate amount of premiums that would be earned.
The growth in existing accounts noted above primarily occurred in a pro rata casualty account first written in 2013. Premium growth was limited by a decline in rate levels for catastrophe excess of loss business (which comprised approximately 20 percent of the reinsurance segment's book of business). Rates-on-line for catastrophe excess of loss business declined approximately seven to eight percent during the January 1, 2014 renewal season, but those declines were partially offset by a slight increase in retentions and an increase in limits purchased by ceding companies.  Other trends noted during the January 1, 2014 renewal season included the liberalization of contract terms generally favorable to the buyer, including, but not limited to, an expansion of the hours clause (which provided a longer time period for losses to be attributed to a named catastrophic event); expansion of terrorism coverage to include, in many contracts, all acts other than nuclear, biological, chemical and radiation; and multi-year commitments on pricing. Premiums earned for 2014 reflected a reduction in the cost of the excess of loss reinsurance protection provided by Employers Mutual, from 9.0 percent of total assumed reinsurance premiums written in 2013 to 8.0 percent in 2014.
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

Losses and settlement expenses
Losses and settlement expenses increased 15.7 percent to $385.5 million in 2014 from $333.3 million in 2013, and the loss and settlement expense ratio increased to 71.3 percent in 2014 from 64.7 percent in 2013.  Both segments experienced increases in their loss and settlement expense ratios during 2014, but the increase was especially large in the reinsurance segment due to increases in both loss severity and catastrophe and storm losses, and the unusually low loss and settlement expense ratio reported for 2013. The improved premium rate adequacy achieved over the past several years helped reduce the impact that the elevated level of losses would have otherwise had on the loss and settlement expense ratios. The actuarial analysis of the Company’s carried reserves at December 31, 2014 indicated that the level of reserve adequacy was consistent with other recent evaluations.  From management’s perspective, this measure was more relevant to an understanding of the Company’s results of operations than the composition of underwriting results between the current and prior accident years.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 70.6 percent in 2014 from 66.4 percent in 2013.  The primary reasons for the higher ratio in 2014 included an increase in large losses, which the Company defined as losses greater than $500,000 for the EMC Insurance Companies’ pool, excluding catastrophe and storm losses, and a decline in the performance of the core book of business (excluding catastrophe and storm losses, large losses and development on prior years' reserves). Large losses accounted for 8.4 percentage points of the loss and settlement expense ratio in 2014, compared to 5.7 percentage points in 2013.  The increase in large losses was primarily attributed to liability losses in the commercial auto line of business, and to a lesser extent, fire-related losses in the commercial property line of business. There were several factors contributing to the decline in the performance of the core book of business, including the severe winter weather losses experienced in the first quarter, and increases in loss severity in the commercial auto, commercial property and homeowners' lines of business. Many of the first quarter severe winter weather losses were not classified as catastrophe and storm losses because cold weather events are generally not assigned an occurrence code by the Property & Liability Resource Bureau (PLRB); however, losses attributed to the polar vortex that impacted the eastern United States in early January were classified as catastrophe and storm losses because the PLRB assigned an occurrence code to that event. Catastrophe and storm losses accounted for 9.5 percentage points of the loss and settlement expense ratios in both 2014 and 2013, which approximated the most recent 10-year average of 9.7 percentage points. The large losses amount reported for 2014 included $1.5 million of damages to two home office buildings owned by the Company's parent, Employers Mutual, that resulted from a fire at an adjacent building under renovation. At the time of the loss, Employers Mutual was self-insured for the first $5.0 million of loss to its campus, and the loss was subject to the EMC Insurance Companies' inter-company pooling agreement.
The property and casualty insurance segment's loss and settlement expense ratios for 2014 and 2013 reflected $6.0 million (1.4 percent of earned premiums) and $755,000 (0.2 percent of earned premiums), respectively, of implied favorable development on prior years' reserves that had an impact on earnings (implied favorable development). The implied favorable development amounts excluded $2.2 million and $6.5 million, respectively, of favorable development included in the reported amounts of favorable development for 2014 and 2013 that resulted solely from changes in the allocation of bulk reserves between the current and prior accident years, and therefore had no impact on net income. Net income is only impacted by changes in the total amount of carried reserves.
The loss and settlement expense ratio for the reinsurance segment increased to 73.9 percent in 2014 from 58.9 percent in 2013.  While this increase was significant, it is important to note that the 2013 ratio was unusually low. The increase was primarily attributed to an increase in catastrophe and storm losses, as well as loss severity. Catastrophe and storm losses contributed 14.4 percentage points to the 2014 loss and settlement expense ratio, compared to 9.2 percentage points in 2013. The most significant loss event was a severe Midwest storm that slightly exceeded the $4.0 million retention amount under the excess of loss agreement. The increase in loss severity was attributed to a number of fire losses, as well as some snow and ice collapse incidents. Favorable development on prior years’ reserves increased substantially during 2014, primarily due to a reduction in the amount of IBNR loss reserves carried for accident years 2010 and prior because the amount previously carried was no longer indicated in the actuarial analysis. The total amount of IBNR loss reserves carried at December 31, 2014 declined in conjunction with the decline in EBNR premiums noted above, however, this did not produce any meaningful impact on the loss and settlement expense ratio.

Acquisition and other expenses
Acquisition and other expenses decreased 3.5 percent to $165.4 million in 2014 from $171.3 million in 2013.  The acquisition expense ratio decreased to 30.6 percent in 2014 from 33.2 percent in 2013.  The decrease in the acquisition expense ratio was primarily attributed to large declines in the amount of net periodic pension and postretirement benefit costs allocated to the Company, as well as declines in contingent commission and policyholder dividend expenses, and an overall improvement in premium rate adequacy. Net periodic pension benefit cost declined to $680,000 in 2014, from $3.0 million in 2013. This decrease reflected an increase in the expected return on plan assets, due to an increase in plan assets, and a decline in the amount of net actuarial loss amortized into expense. Net periodic postretirement benefit cost changed significantly as a result of the plan amendment that was announced in the fourth quarter of 2013. The Company recognized net periodic postretirement benefit income of $3.1 million in 2014, compared to net periodic postretirement benefit expense of $2.9 million in 2013. The Company would be allocated approximately $1.7 million of net periodic pension benefit cost and $3.0 million of net periodic postretirement benefit income in 2015. The plan amendment created a large prior service credit that was being amortized into benefit expense over a period of 10 years. In addition, the service cost and interest cost components of the revised plan's net periodic benefit cost were significantly lower than those of the prior plan.
For the property and casualty insurance segment, the acquisition expense ratio decreased to 32.3 percent in 2014 from 36.3 percent in 2013.  As mentioned above, this decrease was primarily attributed to the large decline in retirement benefit expenses and, to a lesser extent, declines in policyholder dividend and contingent commission expenses and an increase in premium income. During 2014, the property and casualty insurance segment was allocated $2.3 million of net periodic benefit income for the pension and postretirement benefit plans, compared to $5.7 million of net periodic benefit expense during the same period in 2013.
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

Investment results
Net investment income increased 8.0 percent to $46.5 million in 2014 from $43.0 million in 2013.  The increase reflected a higher average invested balance in fixed maturity securities and an increase in dividend income; however, the early payoff of a commercial mortgage-backed security during the first quarter of 2014 that was purchased at a significant discount to par value, which accelerated the accretion of the discount to par value and therefore increased investment income, also added to the increase. Current interest rate levels remained below the average coupon rate of the fixed maturity portfolio, and would therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly to 3.9 percent at December 31, 2014 from 4.0 percent at December 31, 2013.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, decreased to 4.6 at December 31, 2014 from 5.7 at December 31, 2013, reflecting the decline in interest rates that occurred during 2014. The Company’s equity security holdings produced dividend income of $6.0 million in 2014 compared to $4.6 million in 2013.
The Company reported net realized investment gains of $4.3 million in 2014 compared to $9.0 million in 2013. Included in the 2014 amount was $2.8 million of realized losses attributed to the decline in the carrying value of a limited partnership that the Company invested in during the first quarter of 2014 to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). Also contributing to the decline in net realized investment gains was the fact that during the fourth quarter of 2013 the Company took advantage of the outsized equity returns that occurred during the year by selling some stocks.  The Company recognized "other-than-temporary" impairment losses of $878,000 and $63,000 during 2014 and 2013, respectively.

Other income and interest expense
Included in other income was foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had a foreign currency exchange gain of $2.2 million in 2014 compared to a foreign currency exchange loss of $366,000 in 2013. The decline in interest expense during 2014 was due to a reduction in the interest rate on the property and casualty insurance segment's outstanding surplus notes from 3.60 percent to 1.35 percent that became effective February 1, 2013.

Income tax
Income tax expense decreased 37.0 percent to $10.9 million in 2014 from $17.3 million in 2013.  The effective tax rate for 2014 was 26.7 percent, compared to 28.5 percent in 2013. The primary contributor to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent was tax-exempt interest income earned.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $85.6 million in 2015, $91.8 million in 2014 and $86.8 million in 2013.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies. Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2016 without prior regulatory approval is approximately $49.8 million.  The Company received $9.2 million, $378,000 and $10.0 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $14.2 million, $12.6 million and $11.3 million in 2015, 2014 and 2013, respectively.
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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2015 and 2014, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $20.0 million and $30.9 million, respectively. The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $9.9 million and $6.2 million in minority ownership interests in limited partnerships and limited liability companies at December 31, 2015 and 2014, respectively.  During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
During 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.9 million at December 31, 2015.
The Company’s cash balance was $224,000 and $383,000 at December 31, 2015 and 2014, respectively.
Employers Mutual contributed $4.0 million, $7.0 million and $14.0 million to its qualified pension plan in 2015, 2014 and 2013, respectively, and plans to contribute approximately $8.2 million to the qualified pension plan in 2016. The Company reimbursed Employers Mutual $1.2 million, $2.2 million and $4.3 million for its share of the pension contributions in 2015, 2014 and 2013, respectively. Employers Mutual contributed $500,000 to its postretirement benefit plans in 2013, but did not make any contributions during 2015 or 2014, and does not expect to make any contributions in 2016 due to the plan amendment that was announced during 2013. The Company reimbursed Employers Mutual $144,000 for its share of the postretirement benefit plan contribution in 2013.

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2015.
The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2015, the Company’s insurance subsidiaries had total adjusted statutory capital of $485.2 million, which is well in excess of the minimum risk-based capital requirement of $77.4 million.

The Company’s total cash and invested assets at December 31, 2015 and 2014 are summarized as follows:

	December 31, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,130,217	$1,161,025	82.0%	$1,161,025
Equity securities available-for-sale	144,176	206,243	14.6	206,243
Cash	224	224	—	224
Short-term investments	38,599	38,599	2.7	38,599
Other long-term investments	9,930	9,930	0.7	9,930
	$1,323,146	$1,416,021	100.0%	$1,416,021

	December 31, 2014
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,080,006	$1,127,499	81.5%	$1,127,499
Equity securities available-for-sale	123,972	197,036	14.2	197,036
Cash	383	383	—	383
Short-term investments	53,262	53,262	3.9	53,262
Other long-term investments	6,227	6,227	0.4	6,227
	$1,263,850	$1,384,407	100.0%	$1,384,407

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2015 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$12,566	$23	$—	$12,589
U.S. government-sponsored agencies	202,486	1,817	1,637	202,666
Obligations of states and political subdivisions	319,940	24,419	—	344,359
Commercial mortgage-backed	44,433	1,692	17	46,108
Residential mortgage-backed	94,279	1,059	6,795	88,543
Other asset-backed	17,000	883	39	17,844
Corporate	439,513	12,992	3,589	448,916
Total fixed maturity securities	1,130,217	42,885	12,077	1,161,025

Equity securities:
Common stocks:
Financial services	24,557	9,731	333	33,955
Information technology	19,427	8,807	132	28,102
Healthcare	15,599	10,359	64	25,894
Consumer staples	11,136	7,090	26	18,200
Consumer discretionary	10,270	8,658	5	18,923
Energy	16,384	5,972	1,288	21,068
Industrials	11,525	8,902	11	20,416
Other	17,246	3,672	235	20,683
Non-redeemable preferred stocks	18,032	1,168	198	19,002
Total equity securities	144,176	64,359	2,292	206,243
Total securities available-for-sale	$1,274,393	$107,244	$14,369	$1,367,268

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $337,000, $337,000 and $384,000 in 2015, 2014 and 2013, respectively.  At December 31, 2015, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2015.
As of December 31, 2015, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from external reinsurers all losses and settlement expenses recoverable under the reinsurance contracts protecting the pool participants and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the external reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the external reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the underlying coverage periods, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the external reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $366,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
The Company recorded $1.5 million of “other-than-temporary” investment impairment losses during 2015, compared to $878,000 during 2014. The impairment losses were recognized primarily on securities held in the Company's equity portfolio, though the impairment losses in 2014 also include an impairment on one fixed maturity security.
At December 31, 2015, the Company had unrealized losses on available-for-sale securities as presented in the following table.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2015.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $9.3 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2015.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$78,800	$1,228	$34,079	$409	$112,879	$1,637
Commercial mortgage-backed	6,807	17	—	—	6,807	17
Residential mortgage-backed	22,028	1,694	22,781	5,101	44,809	6,795
Other asset-backed	6,013	39	—	—	6,013	39
Corporate	101,088	2,683	14,212	906	115,300	3,589
Total fixed maturity securities	214,736	5,661	71,072	6,416	285,808	12,077
Equity securities:
Common stocks:
Financial services	6,387	333	—	—	6,387	333
Information technology	1,316	132	—	—	1,316	132
Healthcare	3,199	64	—	—	3,199	64
Consumer staples	1,244	26	—	—	1,244	26
Consumer discretionary	176	5	—	—	176	5
Energy	8,233	1,272	116	16	8,349	1,288
Industrials	1,263	11	—	—	1,263	11
Other	4,064	235	—	—	4,064	235
Non-redeemable preferred stocks	2,450	53	1,855	145	4,305	198
Total equity securities	28,332	2,131	1,971	161	30,303	2,292
Total temporarily impaired securities	$243,068	$7,792	$73,043	$6,577	$316,111	$14,369

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.

($ in thousands)	Book value	Fair value	Gross unrealized loss
Due in one year or less	$9,789	$9,694	$95
Due after one year through five years	34,480	34,307	173
Due after five years through ten years	79,493	76,398	3,095
Due after ten years	115,695	113,793	1,902
Securities not due at a single maturity date	58,428	51,616	6,812
	$297,885	$285,808	$12,077

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2015, the Company held $3.2 million of non-investment grade fixed maturity securities in a net unrealized gain position of $72,000.

Following is a schedule of gross realized losses recognized in 2015.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	4,454	4,231	223	—	223
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	2,311	2,283	28	—	28
Subtotal, fixed maturity securities	6,765	6,514	251	—	251

Equity securities:
Three months or less	33,857	30,557	3,300	819	4,119
Over three months to six months	2,778	2,411	367	179	546
Over six months to nine months	1,604	1,293	311	358	669
Over nine months to twelve months	—	—	—	47	47
Over twelve months	367	235	132	78	210
Subtotal, equity securities	38,606	34,496	4,110	1,481	5,591

Total realized losses	$45,371	$41,010	$4,361	$1,481	$5,842

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The following table reflects the Company's contractual obligations as of December 31, 2015. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss and settlement expense reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2025.  All of these lease costs are included as expenses under the pooling agreement.  Included in the following table is the Company's current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Contractual obligations
Loss and settlement expense reserves (1)	$678,774	$279,094	$258,474	$86,242	$54,964
Long-term debt (2)	25,000	—	—	—	25,000
Interest expense on long-term debt (3)	3,375	337	675	675	1,688
Real estate operating leases	2,494	431	779	745	539
Total	$709,643	$279,862	$259,928	$87,662	$82,191

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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $912,000 and $931,000 as of December 31, 2015 and 2014, respectively.  Premium tax offsets of $1.1 million and $969,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2015 and 2014, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities. The Company had accrued estimated second-injury fund assessments of $1.9 million and $1.7 million as of December 31, 2015 and 2014, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
Interest rate risk (inclusive of credit spreads) includes the price sensitivity of a fixed maturity security to changes in interest rates, and the effect on the Company’s future earnings from short-term investments and maturing long-term investments given a change in interest rates.  The following table illustrates the sensitivity of the Company’s portfolio of fixed maturity securities available-for-sale to hypothetical changes in market rates and prices.

December 31, 2015	Estimated fair value	Hypothetical change in interest rate (bp=basis points)	Estimated fair value after hypothetical change in interest rate	Hypothetical percentage increase (decrease) in stockholders' equity
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$12,589	200 bp decrease	$13,744	0.14%
		100 bp decrease	13,144	0.07
		100 bp increase	12,074	(0.06)
		200 bp increase	11,595	(0.12)

U.S. government-sponsored agencies	$202,666	200 bp decrease	$209,281	0.82%
		100 bp decrease	207,204	0.56
		100 bp increase	189,681	(1.61)
		200 bp increase	175,245	(3.40)

Obligations of states and political subdivisions	$344,359	200 bp decrease	$383,086	4.80%
		100 bp decrease	363,253	2.34
		100 bp increase	324,926	(2.41)
		200 bp increase	303,188	(5.10)

Commercial mortgage-backed	$46,108	200 bp decrease	$48,159	0.25%
		100 bp decrease	47,101	0.12
		100 bp increase	45,172	(0.12)
		200 bp increase	44,289	(0.23)

Residential mortgage-backed	$88,543	200 bp decrease	$90,203	0.21%
		100 bp decrease	90,076	0.19
		100 bp increase	85,975	(0.32)
		200 bp increase	83,125	(0.67)

Other asset-backed	$17,844	200 bp decrease	$19,443	0.20%
		100 bp decrease	18,616	0.10
		100 bp increase	17,123	(0.09)
		200 bp increase	16,449	(0.17)

Corporate	$448,916	200 bp decrease	$494,568	5.65%
		100 bp decrease	471,010	2.74
		100 bp increase	428,143	(2.57)
		200 bp increase	408,774	(4.97)

Total fixed maturity securities	$1,161,025	200 bp decrease	$1,258,484	12.07%
		100 bp decrease	1,210,404	6.11
		100 bp increase	1,103,094	(7.17)
		200 bp increase	1,042,665	(14.66)

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, at December 31, 2015 was 4.6. Duration was essentially unchanged from the prior year-end.
The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2015 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $16.7 million. Management implemented an equity tail-risk hedging strategy during 2014 to protect the Company from significant monthly downside price volatility in the equity markets. The cost of this protection (recorded as a realized investment loss) totaled $1.5 million during 2015. This hedging strategy may be discontinued in the future depending on market conditions and/or the cost of the protection.
Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2015.

($ in thousands)	Securities available-for-sale (at fair value)
December 31, 2015	Amount	Percent
Rating:
AAA	$404,794	34.9%
AA	372,590	32.1
A	312,616	26.9
BAA	67,796	5.8
BA	2,904	0.3
B	15	—
CAA	310	—
Total fixed maturities	$1,161,025	100.0%

Ratings for preferred stocks and fixed maturity securities are assigned by nationally recognized statistical rating organizations ("NRSRO").  NRSRO rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors.  NRSRO ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity operates.  For further discussion of credit risk and related topics (i.e., “other-than-temporary” impairment losses, unrealized losses in the investment portfolios, and non-investment grade securities held by the Company) see the section entitled "Investment Impairments and Considerations” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Municipal fixed maturity securities, including taxable, tax-exempt and pre-refunded securities, totaled $344.4 million as of December 31, 2015.  Municipal securities are well diversified between general obligation and revenue bonds, as well as geographically.  The Company’s credit analysis of municipal securities is predominantly based on the underlying credit quality of the obligor.  Therefore, although a portion of the Company’s municipal securities are guaranteed by financial guaranty insurers, reliance is placed on the underlying obligor to pay all contractual cash flows.  The ratings of insured municipal securities generally reflect the rating of the underlying primary obligor.  The average quality of the municipal fixed maturity securities portfolio is Aa2/AA with 99 percent of securities rated A3/A- or higher.  Approximately $25.8 million of the Company’s municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities.
Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2015, the effective duration of the mortgage-backed securities, excluding interest-only securities, is 3.6 with an average life of 4.4 years and a yield to worst of 2.9 percent.  At December 31, 2014, the effective duration of the mortgage-backed securities, excluding interest-only securities, was 3.6, with an average life of 4.6 years and a yield to worst of 2.5 percent.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 31, 2015, the Company maintained effective internal control over financial reporting.
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

/s/ Bruce G. Kelley	/s/ Mark E. Reese
Bruce G. Kelley	Mark E. Reese
President, Chief Executive Officer and Treasurer	Senior Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial and Accounting Officer)

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  EMC Insurance Group Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EMC Insurance Group Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of EMC Insurance Group Inc. and Subsidiaries and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 8, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of EMC Insurance Group Inc. and Subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 8, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 8, 2016

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2015	2014
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,130,217 and $1,080,006)	$1,161,025	$1,127,499
Equity securities available-for-sale, at fair value (cost $144,176 and $123,972)	206,243	197,036
Other long-term investments	9,930	6,227
Short-term investments	38,599	53,262
Total investments	1,415,797	1,384,024

Cash	224	383
Reinsurance receivables due from affiliate	24,236	28,603
Prepaid reinsurance premiums due from affiliate	6,563	8,865
Deferred policy acquisition costs (affiliated $40,535 and $38,930)	40,720	39,343
Prepaid pension and postretirement benefits due from affiliate	12,133	17,360
Accrued investment income	10,789	10,295
Amounts receivable under reverse repurchase agreements	16,850	—
Accounts receivable	804	1,767
Income taxes recoverable	1,735	—
Goodwill	942	942
Other assets (affiliated $4,595 and $4,900)	5,162	6,238
Total assets	$1,535,955	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2015	2014
LIABILITIES
Losses and settlement expenses (affiliated $671,169 and $650,652)	$678,774	$661,309
Unearned premiums (affiliated $238,637 and $230,460)	239,435	232,093
Other policyholders' funds (all affiliated)	8,721	10,153
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	6,408	8,559
Pension benefits payable to affiliate	4,299	4,162
Income taxes payable	—	3
Deferred income taxes	19,029	28,654
Other liabilities (affiliated $28,598 and $23,941)	29,351	25,001
Total liabilities	1,011,017	994,934

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 20,780,439 shares in 2015 and 20,344,409 shares in 2014	20,781	20,344
Additional paid-in capital	108,747	99,891
Accumulated other comprehensive income	58,433	81,662
Retained earnings	336,977	300,989
Total stockholders' equity	524,938	502,886
Total liabilities and stockholders' equity	$1,535,955	$1,497,820
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
($ in thousands, except share and per share amounts)	2015	2014	2013
REVENUES
Premiums earned (affiliated $566,103, $534,105 and $509,704)	$570,266	$540,722	$515,506
Net investment income	45,582	46,465	43,022
Net realized investment gains, excluding impairment losses on securities available-for-sale	7,634	5,227	9,060
Total "other-than-temporary" impairment losses on securities available-for-sale	(1,481)	(878)	(63)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—	—
Net impairment losses on securities available-for-sale	(1,481)	(878)	(63)
Net realized investment gains	6,153	4,349	8,997
Other income (affiliated $1,214, $1,784 and $834)	1,725	2,931	460
Total revenues	623,726	594,467	567,985

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $368,722, $378,263 and $326,130)	370,736	385,474	333,287
Dividends to policyholders (all affiliated)	7,705	9,504	10,864
Amortization of deferred policy acquisition costs (affiliated $101,090, $97,551 and $93,116)	102,184	99,042	94,728
Other underwriting expenses (affiliated $68,305, $57,148 and $65,575)	68,418	56,826	65,754
Interest expense (all affiliated)	337	337	384
Other expenses (affiliated $1,822, $1,570 and $1,356)	2,690	2,377	2,115
Total losses and expenses	552,070	553,560	507,132
Income before income tax expense	71,656	40,907	60,853

INCOME TAX EXPENSE
Current	18,611	7,280	16,927
Deferred	2,883	3,635	407
Total income tax expense	21,494	10,915	17,334
Net income	$50,162	$29,992	$43,519

Net income per common share - basic and diluted	$2.43	$1.48	$2.22

Average number of common shares outstanding - basic and diluted	20,621,919	20,205,935	19,629,918
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2015	2014	2013
Net income	$50,162	$29,992	$43,519

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $(7,021), $18,664 and $(8,390)	(13,037)	34,663	(15,582)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(2,668), $(2,518) and $(3,149)	(4,956)	(4,677)	(5,848)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income tax (expense) benefit of $(693), $(955) and $765:
Net actuarial loss	863	375	1,882
Prior service credit	(2,150)	(2,149)	(460)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,287)	(1,774)	1,422
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of $(2,126), $(2,994) and $16,836:
Net actuarial gain (loss)	(3,637)	(5,525)	13,718
Prior service (cost) credit	(312)	(35)	17,548
Total change in funded status of affiliate's pension and postretirement benefit plans	(3,949)	(5,560)	31,266

Other comprehensive income (loss)	(23,229)	22,652	11,258

Total comprehensive income	$26,933	$52,644	$54,777
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2012	$19,364	$82,752	$47,752	$251,341	$401,209
Issuance of common stock through affiliate's stock plans	595	9,613			10,208
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		291			291
Other comprehensive income (loss)			11,258		11,258
Net income				43,519	43,519
Dividends paid to public stockholders ($.573 per share)				(4,526)	(4,526)
Dividends paid to affiliate ($.573 per share)				(6,749)	(6,749)
Balance at December 31, 2013	19,959	92,656	59,010	283,585	455,210
Issuance of common stock through affiliate's stock plans	385	7,007			7,392
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		228			228
Other comprehensive income (loss)			22,652		22,652
Net income				29,992	29,992
Dividends paid to public stockholders ($.627 per share)				(5,211)	(5,211)
Dividends paid to affiliate ($.627 per share)				(7,377)	(7,377)
Balance at December 31, 2014	20,344	99,891	81,662	300,989	502,886
Issuance of common stock through affiliate's stock plans	437	8,641			9,078
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		215			215
Other comprehensive income (loss)			(23,229)		(23,229)
Net income				50,162	50,162
Dividends paid to public stockholders ($.693 per share)				(6,012)	(6,012)
Dividends paid to affiliate ($.693 per share)				(8,162)	(8,162)
Balance at December 31, 2015	$20,781	$108,747	$58,433	$336,977	$524,938
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,162	$29,992	$43,519
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $20,517, $50,339 and $22,836)	17,465	51,128	27,084
Unearned premiums (affiliated $8,177, $11,672 and $22,572)	7,342	11,466	24,412
Other policyholders' funds due to affiliate	(1,432)	1,662	2,436
Amounts due to/from affiliate to settle inter-company transaction balances	(2,151)	(531)	(7,261)
Net pension and postretirement benefits due from affiliate	(2,691)	(4,761)	1,267
Reinsurance receivables due from affiliate	4,367	1,725	1,174
Prepaid reinsurance premiums due from affiliate	2,302	852	(4,521)
Commissions payable (affiliated $3,191, $(196) and $2,078)	3,265	(408)	2,227
Deferred policy acquisition costs (affiliated $(1,605), $(1,516) and $(2,988))	(1,377)	(1,551)	(3,367)
Accrued investment income	(494)	(311)	(46)
Current income tax	(1,643)	(1,424)	3,213
Deferred income tax	2,883	3,635	407
Net realized investment gains	(6,153)	(4,349)	(8,997)
Other, net (affiliated $1,796, $(1,122) and $1,369)	13,767	4,690	5,286
Total adjustments to reconcile net income to net cash provided by operating activities	35,450	61,823	43,314
Net cash provided by operating activities	$85,612	$91,815	$86,833
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
($ in thousands)	2015	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(235,242)	$(209,885)	$(264,178)
Disposals of fixed maturity securities available-for-sale	174,971	131,942	175,664
Purchases of equity securities available-for-sale	(83,098)	(50,154)	(40,580)
Disposals of equity securities available-for-sale	70,905	45,698	47,479
Purchases of other long-term investments	(8,416)	(7,613)	(1,798)
Disposals of other long-term investments	2,297	530	246
Net (purchases) disposals of short-term investments	14,663	2,904	(2,786)
Net disbursements under reverse repurchase agreements	(16,850)	—	—
Net cash used in investing activities	(80,770)	(86,578)	(85,953)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	9,078	7,392	10,208
Excess tax benefit associated with affiliate’s stock plans	95	103	96
Dividends paid to stockholders (affiliated $(8,162), $(7,377) and $(6,749))	(14,174)	(12,588)	(11,275)
Net cash used in financing activities	(5,001)	(5,093)	(971)
NET INCREASE (DECREASE) IN CASH	(159)	144	(91)
Cash at the beginning of the year	383	239	330
Cash at the end of the year	$224	$383	$239

Income taxes paid	$20,254	$8,703	$13,714
Interest paid to affiliate	$337	$384	$900
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
The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned.  The anticipated losses and settlement expenses are not discounted and are based on the Company’s projected loss and settlement expense ratios for the next twelve months, which include catastrophe loads based on historical results adjusted for recent trends.  The occurrence of a significant catastrophic event, and/or the accumulation of catastrophes losses would not have a direct impact on the determination of premium deficiencies; however, such occurrences would be included in the historical results that are used to establish the catastrophe loads.  A premium deficiency is first recognized by expensing the amount of unamortized deferred policy acquisition costs necessary to eliminate the deficiency.  If the premium deficiency is greater than the unamortized deferred policy acquisition costs, a liability is accrued for the excess deficiency.  The Company did not record a premium deficiency for the years ended December 31, 2015, 2014 or 2013.

Certain commercial lines of business written by the property and casualty insurance subsidiaries, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 25 percent of the property and casualty insurance subsidiaries’ total net commercial line premiums written in 2015.  Policyholder dividends are accrued over the terms of the underlying policy periods.
Liabilities for losses reflect losses incurred through the balance sheet date and are based upon case-basis estimates of reported losses supplemented with bulk case loss reserves, estimates of unreported losses based upon prior experience adjusted for current trends, and estimates of losses expected to be paid under assumed reinsurance contracts.  Liabilities for settlement expenses are provided by estimating expenses expected to be incurred in settling the claims provided for in the loss reserves. Changes in reserves estimates are reflected in net income in the year such changes are recorded (see note 4).
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
Based on current information, the liabilities for losses and settlement expenses are considered to be adequate.  Since the provisions are necessarily based on estimates, the ultimate liabilities may be more or less than such provisions.

Investments
Currently, all securities are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity, net of deferred income taxes.  Other long-term investments consist of holdings in limited partnerships that are carried under the equity method of accounting, and holdings in limited partnerships and limited liability companies designed for the distribution of tax credits that are carried at amortized cost.  The Company has an investment in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This limited partnership is carried under the equity method of accounting. Because of the nature of this investment, which is used solely to support the equity tail-risk hedging strategy, changes in the carrying value of the limited partnership are recorded as realized investment gains (losses), rather than as a component of investment income. Short-term investments generally include money market funds, U.S. Treasury bills and commercial paper that are carried at fair value, which approximates cost.
During 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. Net proceeds/disbursements related to the reverse repurchase transactions are reported as a component of investing activities in the consolidated statements of cash flows, and the income as a component of operating activities.
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
Premiums and discounts on fixed maturity securities are amortized over the life of the security as an adjustment to yield using the effective interest method.  Amortization of premiums and discounts on mortgage-backed securities incorporates prepayment assumptions to estimate expected lives.  Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2015 and 2014 are securities on deposit with various regulatory authorities as required by law amounting to $11.2 million and $11.7 million, respectively.

The Company regularly monitors its investment portfolio for securities whose fair value is less than the carrying value for indications of “other-than-temporary” impairment.  Several factors are used to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the security’s value and performance in the context of the overall markets, (2) length of time and extent the security’s fair value has been below carrying value, (3) key corporate events, and (4) for equity securities, the ability and intent to hold the security until recovery to its cost basis.  When an equity security is deemed to be “other-than-temporarily” impaired, the carrying value is reduced to fair value and a realized loss is recognized and charged to income.  For fixed maturity securities, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”. Alternatively, if the Company has the intent to sell a fixed maturity security that is in an unrealized loss position, or determines that it will "more likely than not" be required to sell a fixed maturity security that is in an unrealized loss position before recovery of its amortized cost basis, then the carrying value is reduced to fair value and the entire amount of the impairment is recognized through earnings.
During 2015, the Company early adopted the updated accounting guidance issued by the Financial Accounting Standards Board (FASB) in Accounting Standards Update (ASU) 2015-07 related to the Fair Value Measurement Topic 820 of the Accounting Standards Codification™ (Codification or ASC). This new accounting guidance allowed the Company to continue to avail itself of a practical expedient to measure the pooled separate account investments in Employers Mutual's qualified pension plan at the net asset value per share, but removed the requirement to categorize these investments within the fair value hierarchy.

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

Stock-Based Compensation
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under these plans.  Employers Mutual also has a stock appreciation rights (SAR) agreement in effect with a former executive officer of the Company.  The SAR agreement is based upon the market price of the Company’s common stock and is considered to be a liability-classified award because it will be settled in cash.  A portion of the compensation expense recognized by Employers Mutual (as the requisite service period for granted options and restricted stock awards is rendered, or the fair value of the SAR agreement changes) is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2).  Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock plans have an impact on the Company’s capital accounts, the disclosures required by the Compensation – Stock Compensation Topic 718 of the FASB ASC are included in the Company’s consolidated financial statements.

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

Off-Balance-Sheet Credit Exposure
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from external reinsurers all losses and settlement expenses recoverable under the reinsurance contracts protecting the pool participants and the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the external reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the external reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the underlying coverage periods, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the external reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $366,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

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

Net Income Per Share - Basic and Diluted
The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, the Company had no potential common shares outstanding during 2015, 2014 or 2013 that would have been dilutive to the calculation of net income per share.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is subject to impairment if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the subsidiary (including goodwill) exceeds the computed fair value, an impairment loss is recognized through the income statement equal to the excess amount, but not greater than the balance of the goodwill.  Goodwill was not deemed to be impaired in 2015, 2014 or 2013.

Common Stock Split
On June 23, 2015, the Company completed a three for two stock split of its outstanding shares of common stock, effected in the form of a 50 percent stock dividend. The stock split entitled all shareholders of record at the close of business on June 16, 2015, to receive one additional share of common stock for every two shares of common stock held. In connection with the stock split, the Company's Restated Articles of Incorporation were amended to increase the number of shares of common stock the Company is authorized to issue to 30 million shares. All share and per share information has been retroactively adjusted to reflect the stock split, including the reclassification of the total par value of the additional shares issued to effect the stock split (par value was not changed for the stock split) from "Additional Paid-In Capital" to "Common Stock".

New Accounting Pronouncements
In May 2014, the FASB updated its guidance related to the Revenue from Contracts with Customers Topic 606 of the ASC.  The objective of this update is to improve the reporting of revenue by providing a more robust framework for addressing revenue issues, and improved disclosure requirements. Current revenue recognition guidance in U.S. GAAP is comprised of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes result in different accounting for economically similar transactions. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual and interim reporting periods beginning after December 15, 2016).  The Company will adopt this guidance during the first quarter of 2018. Since premium revenue from insurance contracts is excluded from the scope of this updated guidance, adoption is expected to have little or no impact on the consolidated financial condition or operating results of the Company. The Company's largest non-premium revenue items are service charges related to the billing of the pool participants' direct written premiums to policyholders, and commission income on excess and surplus lines business marketed by EMC Underwriters, LLC, both of which are included in "Other income" in the consolidated statements of income.
In February 2015, the FASB updated its guidance related to the Consolidation Topic 810 of the ASC. The objective of this update is to improve consolidation guidance through changes in the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, while also eliminating the presumption that a general partner should consolidate a limited partnership. This guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied either retrospectively or through a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. Early adoption is permitted. The Company will adopt this guidance in the first quarter of 2016, but it is not expected to have an impact on the consolidated financial condition or operating results of the Company.

In May 2015, the FASB updated its guidance related to the Financial Services-Insurance Topic 944 of the ASC.  The objective of this update is to add disclosures which provide transparency of significant estimates made in measuring the liability for losses and settlement expenses, thus providing more insight into an insurance entity's ability to underwrite and anticipate costs associated with claims. The new disclosures primarily include incurred and paid claims development tables prepared net of reinsurance (not to exceed ten years), and a reconciliation of the carrying amount of the liability for losses and settlement expenses. Also required (for each accident year of incurred claims development disclosed), is disclosure of incurred but not reported (IBNR) loss reserves, claim frequency information, and the average annual percentage payout of incurred claims by age. This guidance is to be applied retrospectively to annual reporting periods beginning after December 15, 2015, and certain disclosures to interim reporting periods beginning after December 15, 2016.  The Company will adopt this guidance during the fourth quarter of 2016. Since the guidance only affects disclosure, adoption will have no impact on the consolidated financial condition or operating results of the Company.
In January 2016, the FASB updated its guidance related to the Financial Instruments-Overall Subtopic 825-10 of the ASC.  The objective of this update is to enhance the reporting model for financial instruments to provide financial statement users with more decision-useful information. The major change in reporting from this update that will impact the Company is a requirement that equity investments (excluding those accounted for under the equity method of accounting or those that are consolidated) be measured at fair value with changes in fair value recognized in net income. While all of the Company's equity investments are already measured at fair value (with the exception of those that are consolidated and those that are accounted for under the equity method of accounting), the Company currently classifies all of its investments in equity securities as available-for-sale, and as such, the changes in fair value are currently recognized in other comprehensive income rather than net income. This guidance is to be applied to annual and interim reporting periods beginning after December 15, 2017, with recognition of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  Early adoption is not permitted. The Company will adopt this guidance during the first quarter of 2018. Adoption is not expected to impact consolidated stockholders' equity, but is expected to introduce a material amount of volatility to the Company's consolidated net income.
In February 2016, the FASB issued updated guidance in Leases Topic 842 of the ASC, which supersedes the guidance in Leases Topic 840 of the ASC. The objective of this update is to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2019. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial condition and operating results.

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

Property and Casualty Insurance Subsidiaries
The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to a pooling agreement with Employers Mutual. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.

The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a new inter-company reinsurance program between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and will provide protection from both the frequency and severity of such losses. The reinsurance program for 2016 will consist of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty will be effective from January 1, 2016 through June 30, 2016, and will have a retention of $20.0 million and a limit of $24.0 million. The cost of this treaty will be approximately $6.3 million. The second treaty will be effective from July 1, 2016 through December 31, 2016, and will have a retention of $15.0 million and a limit of $12.0 million. The cost of this treaty will be approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) will be subject to the terms of these treaties, and there is no co-participation provision.
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
The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies. The pooling agreement produces a more uniform and stable underwriting result from year to year for all companies in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own surplus, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies.

Reinsurance Subsidiary
The Company’s reinsurance subsidiary is party to a quota share agreement and an excess of loss agreement with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  Under the terms of the excess of loss agreement (covering both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement), the reinsurance subsidiary retains the first $4.0 million of losses per event, and also retains 20.0 percent of any losses between $4.0 million and $10.0 million and 10.0 percent of any losses between $10.0 million and $50.0 million. The cost of the excess of loss reinsurance protection, which includes reimbursement for the cost of reinsurance protection purchased by Employers Mutual to protect itself from the assumption of excessive losses in the event of a major catastrophe, is 8.0 percent (9.0 percent in 2013) of the reinsurance subsidiary’s total assumed reinsurance premiums written.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016. The reinsurance program for 2016 will consist of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The cost of this treaty will be approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The cost of this treaty will be approximately $3.1 million. Any losses recovered under the per occurrence treaty will inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 will be subject to the terms of the aggregate treaty. The reinsurance subsidiary will also purchase additional reinsurance protection (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties will reduce the amount of losses ceded to Employers Mutual under the excess of loss agreement. The net cost of the external reinsurance protection is estimated to be approximately $4.0 million.

The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from the Mutual Reinsurance Bureau underwriting association (MRB), which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by MRB are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share and excess of loss agreements give rise to inter-company balances with Employers Mutual, which are generally settled during the month following the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.
Under the terms of the quota share agreement, the reinsurance subsidiary receives reinstatement premium income that is collected by Employers Mutual from the ceding companies when reinsurance coverage is reinstated after a loss event; however, the cap on losses assumed per event contained in the excess of loss agreement is automatically reinstated without cost.  The reinsurance subsidiary recognized $1.8 million, $2.3 million and $2.5 million of reinstatement premium in 2015, 2014 and 2013, respectively.
Premiums earned assumed by the reinsurance subsidiary from Employers Mutual, including reinstatement premiums, amounted to $129.6 million, $122.1 million and $129.7 million in 2015, 2014 and 2013, respectively.  The reinsurance subsidiary ceded 8.0 percent (9.0 percent in 2013) of its total assumed reinsurance premiums written to Employers Mutual as payment for the excess of loss protection, which totaled $10.8 million, $10.3 million and $12.8 million in 2015, 2014 and 2013, respectively. Losses and settlement expenses assumed by the reinsurance subsidiary from Employers Mutual amounted to $77.5 million, $79.5 million and $66.1 million in 2015, 2014 and 2013, respectively.  Losses and settlement expenses ceded to Employers Mutual under the excess of loss agreement totaled $622,000, ($720,000) and $823,000 in 2015, 2014 and 2013, respectively.
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $27.3 million, $25.6 million and $26.1 million in 2015, 2014 and 2013, respectively.
The net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary from Employers Mutual was $386,000 in 2015, $1.0 million in 2014 and $8,000 in 2013.  The total amount of net foreign currency exchange gain/(loss) assumed by the reinsurance subsidiary, including the business written on a direct basis outside the quota share agreement, was $898,000 in 2015, $2.2 million in 2014 and $(366,000) in 2013.

Services Provided by Employers Mutual
The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiary that does not participate in the pooling agreement amounted to $3.4 million, $3.5 million and $3.6 million in 2015, 2014 and 2013, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $87.4 million, $76.0 million and $83.3 million in 2015, 2014 and 2013, respectively.
Investment expenses are based on actual expenses incurred by the Company plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1.4 million, $1.3 million and $1.6 million in 2015, 2014 and 2013, respectively.

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
As of December 31, 2015 and 2014, amounts recoverable from nonaffiliated reinsurers (three each in 2015 and 2014) totaled $12.7 million and $16.3 million respectively, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  Included in these balances are amounts due from the MRB underwriting association, of which the Company (through Employers Mutual) is a member with other unaffiliated reinsurers. All members of MRB have joint and several liability for MRB's obligations. Also included in these balances is the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to organizations on a mandatory basis.  Credit risk associated with these amounts are minimal, as all companies participating in the organizations are responsible for the liabilities of the organizations on a pro rata basis.
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2015 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where  all amounts  flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$370,955	$—	$370,955
Assumed from nonaffiliates	4,392	138,700	143,092
Assumed from affiliates	474,323	—	474,323
Ceded to nonaffiliates	(24,281)	(3,369)	(27,650)
Ceded to affiliates	(370,955)	(10,827)	(381,782)
Net premiums written	$454,434	$124,504	$578,938

Premiums earned
Direct	$366,752	$—	$366,752
Assumed from nonaffiliates	4,240	139,839	144,079
Assumed from affiliates	466,966	—	466,966
Ceded to nonaffiliates	(24,009)	(5,943)	(29,952)
Ceded to affiliates	(366,752)	(10,827)	(377,579)
Net premiums earned	$447,197	$123,069	$570,266

Losses and settlement expenses incurred
Direct	$198,504	$—	$198,504
Assumed from nonaffiliates	2,407	83,515	85,922
Assumed from affiliates	294,324	857	295,181
Ceded to nonaffiliates	(4,848)	(4,897)	(9,745)
Ceded to affiliates	(198,504)	(622)	(199,126)
Net losses and settlement expenses incurred	$291,883	$78,853	$370,736

	Year ended December 31, 2014
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$367,732	$—	$367,732
Assumed from nonaffiliates	3,955	143,564	147,519
Assumed from affiliates	455,183	—	455,183
Ceded to nonaffiliates	(25,431)	(14,322)	(39,753)
Ceded to affiliates	(367,732)	(10,339)	(378,071)
Net premiums written	$433,707	$118,903	$552,610

Premiums earned
Direct	$372,658	$—	$372,658
Assumed from nonaffiliates	3,787	144,439	148,226
Assumed from affiliates	443,440	—	443,440
Ceded to nonaffiliates	(24,846)	(15,759)	(40,605)
Ceded to affiliates	(372,658)	(10,339)	(382,997)
Net premiums earned	$422,381	$118,341	$540,722

Losses and settlement expenses incurred
Direct	$227,382	$—	$227,382
Assumed from nonaffiliates	2,201	96,281	98,482
Assumed from affiliates	304,579	1,278	305,857
Ceded to nonaffiliates	(8,747)	(10,838)	(19,585)
Ceded to affiliates	(227,382)	720	(226,662)
Net losses and settlement expenses incurred	$298,033	$87,441	$385,474

	Year ended December 31, 2013
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$368,532	$—	$368,532
Assumed from nonaffiliates	3,501	162,291	165,792
Assumed from affiliates	425,218	—	425,218
Ceded to nonaffiliates	(23,670)	(20,502)	(44,172)
Ceded to affiliates	(368,532)	(12,761)	(381,293)
Net premiums written	$405,049	$129,028	$534,077

Premiums earned
Direct	$361,010	$—	$361,010
Assumed from nonaffiliates	3,275	151,978	155,253
Assumed from affiliates	412,665	—	412,665
Ceded to nonaffiliates	(23,221)	(16,430)	(39,651)
Ceded to affiliates	(361,010)	(12,761)	(373,771)
Net premiums earned	$392,719	$122,787	$515,506

Losses and settlement expenses incurred
Direct	$237,109	$—	$237,109
Assumed from nonaffiliates	2,281	80,854	83,135
Assumed from affiliates	267,292	1,199	268,491
Ceded to nonaffiliates	(8,656)	(8,860)	(17,516)
Ceded to affiliates	(237,109)	(823)	(237,932)
Net losses and settlement expenses incurred	$260,917	$72,370	$333,287
Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

	Year ended December 31,
($ in thousands)	2015	2014	2013
Gross reserves at beginning of year	$661,309	$610,181	$583,097
Re-valuation due to foreign currency exchange rates	(2,061)	333	(2)
Less ceded reserves at beginning of year	28,253	30,118	31,390
Net reserves at beginning of year	635,117	579,730	551,709

Incurred losses and settlement expenses related to:
Current year	405,850	406,266	346,072
Prior years	(35,114)	(20,792)	(12,785)
Total incurred losses and settlement expenses	370,736	385,474	333,287

Paid losses and settlement expenses related to:
Current year	154,958	162,905	137,998
Prior years	193,123	167,182	167,268
Total paid losses and settlement expenses	348,081	330,087	305,266

Net reserves at end of year	657,772	635,117	579,730
Plus ceded reserves at end of year	23,477	28,253	30,118
Re-valuation due to foreign currency exchange rates	(2,475)	(2,061)	333
Gross reserves at end of year	$678,774	$661,309	$610,181

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

	Year ended December 31,
($ in thousands)	2015	2014	2013
Reported amount of favorable development experienced on prior years' reserves	$(35,114)	$(20,792)	$(12,785)
Adjustment for (adverse) favorable development included in the reported development amount that had no impact on earnings	(618)	2,151	6,526
Approximation of the implied amount of favorable development that had an impact on earnings	$(35,732)	$(18,641)	$(6,259)

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
 Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company has experienced during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2015 Development
For the property and casualty insurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $13.8 million from the estimate at December 31, 2014.  This decrease represents 3.0 percent of the December 31, 2014 gross carried reserves and is primarily attributed to better than expected outcomes on claims reported in prior years and favorable development on prior years' settlement expenses.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2015 as part of the annual review.  This change resulted in the movement of $423,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves. Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
For the reinsurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $21.3 million from the estimate at December 31, 2014.  This decrease represents 10.8 percent of the December 31, 2014 gross carried reserves and is attributable to several factors, including adjustments made in the offshore energy and liability proportional account, a reduction in carried IBNR loss reserves that could no longer be justified and a negative bulk IBNR loss reserve established for the MRB book of business. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves were revised during 2015. This change resulted in the movement of $1.0 million of reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years' reserves. Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.

2014 Development
For the property and casualty insurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $8.1 million from the estimate at December 31, 2013.  This decrease represented 1.9 percent of the December 31, 2013 gross carried reserves and was primarily attributed to better than expected outcomes on claims reported in prior years and favorable development on prior years' settlement expense reserves.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2014; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2014 as part of the annual review.  This change resulted in the movement of $2.2 million of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
For the reinsurance segment, the December 31, 2014 estimate of loss and settlement expense reserves for accident years 2013 and prior decreased $12.7 million from the estimate at December 31, 2013.  This decrease represented 6.9 percent of the December 31, 2013 gross carried reserves and was largely attributed to reported losses being lower than what was expected as of December 31, 2014 for accident years 2012 and prior, and a take down of IBNR loss reserves on older accident years because the amount previously carried was no longer indicated in the actuarial analysis.

2013 Development
For the property and casualty insurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $7.3 million from the estimate at December 31, 2012.  This decrease represented 1.8 percent of the December 31, 2012 gross carried reserves and was primarily attributed to favorable development on settlement expense reserves and ceded reinsurance reserves. No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2013; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2013 as part of the annual review.  This change resulted in the movement of $6.5 million of reserves from the prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have an impact on earnings.
For the reinsurance segment, the December 31, 2013 estimate of loss and settlement expense reserves for accident years 2012 and prior decreased $5.5 million from the estimate at December 31, 2012.  This decrease represented 3.2 percent of the December 31, 2012 gross carried reserves and was largely attributed to reported losses that were below the December 2012 implicit projections for policy year 2012 in the Home Office Reinsurance Assumed Department ("HORAD") book of business.

5.	ASBESTOS AND ENVIRONMENTAL CLAIMS
The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  These exposures are not considered to be significant.  Asbestos and environmental losses paid by the Company have averaged $1.8 million per year over the past five years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $11.5 million and $9.4 million ($11.2 million and $9.3 million net of reinsurance) at December 31, 2015 and 2014, respectively.
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
At present, the pool participants are defending approximately 1,809 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are routinely dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2015, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $9.4 million (primarily settlement expenses).  A coverage-in-place agreement was executed with this former policyholder in 2009 and a national coordinating counsel was retained to address the multi-state litigation issues. The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Approximately 655 asbestos exposure claims associated with this former policyholder remain open.
While the Company does not have a significant amount of exposure to asbestos claims, management has been proactive in strengthening the reserves carried for these exposures when deemed necessary. In 2015, the loss and settlement expense reserves for asbestos claims were strengthened approximately $4.1 million.

6.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS
The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2015, 2014 or 2013.
Statutory surplus of the Company’s insurance subsidiaries was $485.2 million and $454.8 million at December 31, 2015 and 2014, respectively.  Statutory net income of the Company’s insurance subsidiaries was $48.8 million, $32.2 million and $41.2 million for 2015, 2014 and 2013, respectively.
The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2015, the Company’s insurance subsidiaries had total adjusted statutory capital of $485.2 million, which is well in excess of the minimum risk-based capital requirement of $77.4 million.
The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Subject to this limitation, the maximum dividend that may be paid within a 12 month period without prior approval of the insurance regulatory authorities is generally restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2015, $49.8 million was available for distribution to the Company in 2016 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

Year ended December 31, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$447,197	$123,069	$—	$570,266

Underwriting profit (loss)	7,954	13,269	—	21,223
Net investment income (loss)	32,668	12,923	(9)	45,582
Net realized investment gains	4,163	1,990	—	6,153
Other income (loss)	771	954	—	1,725
Interest expense	337	—	—	337
Other expenses	748	—	1,942	2,690
Income (loss) before income tax expense (benefit)	$44,471	$29,136	$(1,951)	$71,656

Assets	$1,092,820	$437,575	$525,042	$2,055,437
Eliminations	—	—	(514,309)	(514,309)
Reclassifications	—	(5,173)	—	(5,173)
Total assets	$1,092,820	$432,402	$10,733	$1,535,955

Year ended December 31, 2014	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$422,381	$118,341	$—	$540,722

Underwriting profit (loss)	(12,309)	2,185	—	(10,124)
Net investment income (loss)	33,509	12,968	(12)	46,465
Net realized investment gains	2,938	1,411	—	4,349
Other income (loss)	695	2,236	—	2,931
Interest expense	337	—	—	337
Other expenses	793	—	1,584	2,377
Income (loss) before income tax expense (benefit)	$23,703	$18,800	$(1,596)	$40,907

Assets	$1,057,429	$434,139	$503,008	$1,994,576
Eliminations	—	—	(495,288)	(495,288)
Reclassifications	(909)	—	(559)	(1,468)
Total assets	$1,056,520	$434,139	$7,161	$1,497,820

Year ended December 31, 2013	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$392,719	$122,787	$—	$515,506

Underwriting profit (loss)	(10,435)	21,308	—	10,873
Net investment income (loss)	31,397	11,635	(10)	43,022
Net realized investment gains	7,525	1,472	—	8,997
Other income (loss)	765	(305)	—	460
Interest expense	384	—	—	384
Other expenses	751	—	1,364	2,115
Income (loss) before income tax expense (benefit)	$28,117	$34,110	$(1,374)	$60,853

The following table displays the net premiums earned for the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2015, by line of insurance.

	Year ended December 31,
($ in thousands)	2015	2014	2013
Property and casualty insurance segment
Commercial lines:
Automobile	$105,904	$96,908	$86,230
Property	104,303	97,155	87,446
Workers' compensation	92,828	88,356	83,172
Liability	92,665	86,108	77,983
Other	8,079	7,416	7,487
Total commercial lines	403,779	375,943	342,318

Personal lines:
Automobile	22,855	25,094	27,408
Homeowners	20,563	21,344	22,993
Total personal lines	43,418	46,438	50,401
Total property and casualty insurance	$447,197	$422,381	$392,719

Reinsurance segment
Pro rata reinsurance:
Multiline (primarily property)	$7,089	$8,552	$7,489
Property	15,324	8,482	20,239
Liability	20,629	9,919	5,172
Marine	4,379	14,930	14,748
Total pro rata reinsurance	47,421	41,883	47,648

Excess of loss reinsurance:
Property	63,416	64,956	64,069
Liability	12,232	11,502	11,070
Total excess of loss reinsurance	75,648	76,458	75,139
Total reinsurance	$123,069	$118,341	$122,787

Consolidated	$570,266	$540,722	$515,506

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

December 31, 2015	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$12,589
U.S. government-sponsored agencies	202,666	202,666
Obligations of states and political subdivisions	344,359	344,359
Commercial mortgage-backed	46,108	46,108
Residential mortgage-backed	88,543	88,543
Other asset-backed	17,844	17,844
Corporate	448,916	448,916
Total fixed maturity securities available-for-sale	1,161,025	1,161,025

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,955
Information technology	28,102	28,102
Healthcare	25,894	25,894
Consumer staples	18,200	18,200
Consumer discretionary	18,923	18,923
Energy	21,068	21,068
Industrials	20,416	20,416
Other	20,683	20,683
Non-redeemable preferred stocks	19,002	19,002
Total equity securities available-for-sale	206,243	206,243

Short-term investments	38,599	38,599

Liabilities:
Surplus notes	25,000	10,823

December 31, 2014	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$9,703
U.S. government-sponsored agencies	215,616	215,616
Obligations of states and political subdivisions	326,058	326,058
Commercial mortgage-backed	46,762	46,762
Residential mortgage-backed	97,953	97,953
Other asset-backed	16,005	16,005
Corporate	415,402	415,402
Total fixed maturity securities available-for-sale	1,127,499	1,127,499

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,379
Information technology	26,865	26,865
Healthcare	26,852	26,852
Consumer staples	16,694	16,694
Consumer discretionary	22,691	22,691
Energy	22,863	22,863
Industrials	18,221	18,221
Other	16,056	16,056
Non-redeemable preferred stocks	12,415	12,415
Total equity securities available-for-sale	197,036	197,036

Short-term investments	53,262	53,262

Liabilities:
Surplus notes	25,000	12,308

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The following fair value hierarchy prioritizes inputs to valuation techniques used to measure fair value.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2015 and 2014, the Company had no securities priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One equity security is reported as a Level 3 fair value measurement at December 31, 2015 and 2014, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the NAIC.  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at December 31, 2015 include seven fixed maturity securities (ten at December 31, 2014). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements. The fair values for these fixed maturity securities were obtained from either the SVO, the Company’s investment custodian, or the Company's investment department using similar pricing techniques as the Company's independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of December 31, 2015 and 2014.

December 31, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$—	$12,589	$—
U.S. government-sponsored agencies	202,666	—	202,666	—
Obligations of states and political subdivisions	344,359	—	344,359	—
Commercial mortgage-backed	46,108	—	46,108	—
Residential mortgage-backed	88,543	—	88,543	—
Other asset-backed	17,844	—	17,844	—
Corporate	448,916	—	447,587	1,329
Total fixed maturity securities available-for-sale	1,161,025	—	1,159,696	1,329

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,952	—	3
Information technology	28,102	28,102	—	—
Healthcare	25,894	25,894	—	—
Consumer staples	18,200	18,200	—	—
Consumer discretionary	18,923	18,923	—	—
Energy	21,068	21,068	—	—
Industrials	20,416	20,416	—	—
Other	20,683	20,683	—	—
Non-redeemable preferred stocks	19,002	11,706	7,296	—
Total equity securities available-for-sale	206,243	198,944	7,296	3

Short-term investments	38,599	38,599	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,823	—	—	10,823

December 31, 2014		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$9,703	$—	$9,703	$—
U.S. government-sponsored agencies	215,616	—	215,616	—
Obligations of states and political subdivisions	326,058	—	326,058	—
Commercial mortgage-backed	46,762	—	46,762	—
Residential mortgage-backed	97,953	—	97,953	—
Other asset-backed	16,005	—	16,005	—
Corporate	415,402	—	413,740	1,662
Total fixed maturity securities available-for-sale	1,127,499	—	1,125,837	1,662

Equity securities available-for-sale:
Common stocks:
Financial services	34,379	34,376	—	3
Information technology	26,865	26,865	—	—
Healthcare	26,852	26,852	—	—
Consumer staples	16,694	16,694	—	—
Consumer discretionary	22,691	22,691	—	—
Energy	22,863	22,863	—	—
Industrials	18,221	18,221	—	—
Other	16,056	16,056	—	—
Non-redeemable preferred stocks	12,415	7,745	4,670	—
Total equity securities available-for-sale	197,036	192,363	4,670	3

Short-term investments	53,262	53,262	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	12,308	—	—	12,308

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Balance at December 31, 2013	$1,976	$3	$1,979
Settlements	(322)	—	(322)
Unrealized gains (losses) included in other comprehensive income (loss)	8	—	8
Balance at December 31, 2014	1,662	3	1,665
Settlements	(327)	—	(327)
Unrealized gains (losses) included in other comprehensive income (loss)	(6)	—	(6)
Balance at December 31, 2015	$1,329	$3	$1,332

There were no transfers into or out of Levels 1 or 2 during 2015 or 2014.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2015 and 2014 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$12,566	$23	$—	$12,589
U.S. government-sponsored agencies	202,486	1,817	1,637	202,666
Obligations of states and political subdivisions	319,940	24,419	—	344,359
Commercial mortgage-backed	44,433	1,692	17	46,108
Residential mortgage-backed	94,279	1,059	6,795	88,543
Other asset-backed	17,000	883	39	17,844
Corporate	439,513	12,992	3,589	448,916
Total fixed maturity securities	1,130,217	42,885	12,077	1,161,025

Equity securities:
Common stocks:
Financial services	24,557	9,731	333	33,955
Information technology	19,427	8,807	132	28,102
Healthcare	15,599	10,359	64	25,894
Consumer staples	11,136	7,090	26	18,200
Consumer discretionary	10,270	8,658	5	18,923
Energy	16,384	5,972	1,288	21,068
Industrials	11,525	8,902	11	20,416
Other	17,246	3,672	235	20,683
Non-redeemable preferred stocks	18,032	1,168	198	19,002
Total equity securities	144,176	64,359	2,292	206,243
Total securities available-for-sale	$1,274,393	$107,244	$14,369	$1,367,268

December 31, 2014	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$9,574	$129	$—	$9,703
U.S. government-sponsored agencies	215,425	2,313	2,122	215,616
Obligations of states and political subdivisions	299,258	26,840	40	326,058
Commercial mortgage-backed	42,996	3,766	—	46,762
Residential mortgage-backed	100,296	1,402	3,745	97,953
Other asset-backed	14,798	1,213	6	16,005
Corporate	397,659	18,485	742	415,402
Total fixed maturity securities	1,080,006	54,148	6,655	1,127,499

Equity securities:
Common stocks:
Financial services	22,586	11,835	42	34,379
Information technology	15,755	11,110	—	26,865
Healthcare	14,673	12,179	—	26,852
Consumer staples	10,584	6,112	2	16,694
Consumer discretionary	11,304	11,420	33	22,691
Energy	15,837	7,458	432	22,863
Industrials	9,658	8,596	33	18,221
Other	11,493	4,563	—	16,056
Non-redeemable preferred stocks	12,082	617	284	12,415
Total equity securities	123,972	73,890	826	197,036
Total securities available-for-sale	$1,203,978	$128,038	$7,481	$1,324,535

The following tables set forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2015 and 2014, listed by length of time the securities were in an unrealized loss position.

December 31, 2015	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$78,800	$1,228	$34,079	$409	$112,879	$1,637
Commercial mortgage-backed	6,807	17	—	—	6,807	17
Residential mortgage-backed	22,028	1,694	22,781	5,101	44,809	6,795
Other asset-backed	6,013	39	—	—	6,013	39
Corporate	101,088	2,683	14,212	906	115,300	3,589
Total fixed maturity securities	214,736	5,661	71,072	6,416	285,808	12,077
Equity securities:
Common stocks:
Financial services	6,387	333	—	—	6,387	333
Information technology	1,316	132	—	—	1,316	132
Healthcare	3,199	64	—	—	3,199	64
Consumer staples	1,244	26	—	—	1,244	26
Consumer discretionary	176	5	—	—	176	5
Energy	8,233	1,272	116	16	8,349	1,288
Industrials	1,263	11	—	—	1,263	11
Other	4,064	235	—	—	4,064	235
Non-redeemable preferred stocks	2,450	53	1,855	145	4,305	198
Total equity securities	28,332	2,131	1,971	161	30,303	2,292
Total temporarily impaired securities	$243,068	$7,792	$73,043	$6,577	$316,111	$14,369

December 31, 2014	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$24,473	$94	$97,446	$2,028	$121,919	$2,122
Obligations of states and political subdivisions	—	—	3,757	40	3,757	40
Commercial mortgage-backed	1,102	—	—	—	1,102	—
Residential mortgage-backed	21,451	1,252	21,163	2,493	42,614	3,745
Other asset-backed	1,889	6	—	—	1,889	6
Corporate	16,740	281	28,257	461	44,997	742
Total fixed maturity securities	65,655	1,633	150,623	5,022	216,278	6,655
Equity securities:
Common stocks:
Financial services	1,162	9	187	33	1,349	42
Consumer staples	1,051	2	—	—	1,051	2
Consumer discretionary	822	33	—	—	822	33
Energy	4,298	432	—	—	4,298	432
Industrials	1,406	33	—	—	1,406	33
Non-redeemable preferred stocks	—	—	1,716	284	1,716	284
Total equity securities	8,739	509	1,903	317	10,642	826
Total temporarily impaired securities	$74,394	$2,142	$152,526	$5,339	$226,920	$7,481

Unrealized losses on fixed maturity securities increased during 2015 due to an increase in interest rates.  Most of these securities are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2015.
Most of the increase in unrealized losses on common stocks during 2015 was from the financial services and energy sectors, though no individual security accounted for a material amount of unrealized losses. Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2015.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2015.

The amortized cost and estimated fair value of fixed maturity securities at December 31, 2015, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$60,081	$60,344
Due after one year through five years	146,288	153,326
Due after five years through ten years	315,753	320,416
Due after ten years	465,651	488,547
Securities not due at a single maturity date	142,444	138,392
Totals	$1,130,217	$1,161,025

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Fixed maturity securities available-for-sale:
Gross realized investment gains	$725	$979	$1,226
Gross realized investment losses	(251)	(92)	(725)
"Other-than-temporary" impairments	—	(1)	—

Equity securities available-for-sale:
Gross realized investment gains	12,741	8,913	9,458
Gross realized investment losses	(4,110)	(1,727)	(899)
"Other-than-temporary" impairments	(1,481)	(877)	(63)

Other long-term investments, net	(1,471)	(2,846)	—
Totals	$6,153	$4,349	$8,997

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The net realized investment losses recognized on other long-term investments during 2015 and 2014 represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

A summary of net investment income is as follows:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Interest on fixed maturity securities	$42,261	$41,932	$40,062
Dividends on equity securities	5,617	6,007	4,619
Income on reverse repurchase agreements	117	—	—
Interest on short-term investments	2	—	27
Return on long-term investments	(461)	297	22
Total investment income	47,536	48,236	44,730
Securities litigation income	32	107	219
Investment expenses	(1,986)	(1,878)	(1,927)
Net investment income	$45,582	$46,465	$43,022

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is as follows:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Fixed maturity securities	$(16,685)	$29,081	$(60,540)
Deferred income tax expense (benefit)	(5,840)	10,179	(21,189)
Total fixed maturity securities	(10,845)	18,902	(39,351)

Equity securities	(10,997)	17,051	27,571
Deferred income tax expense (benefit)	(3,849)	5,967	9,650
Total equity securities	(7,148)	11,084	17,921
Total available-for-sale securities	$(17,993)	$29,986	$(21,430)

10.	INCOME TAXES
Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset (liability) at December 31, 2015 and 2014 are as follows:

	December 31,
($ in thousands)	2015	2014
Loss reserve discounting	$13,929	$15,681
Unearned premium reserve limitation	16,310	15,648
Other policyholders' funds payable	3,052	3,553
Other, net	1,730	1,145
Total deferred income tax asset	35,021	36,027
Net unrealized holding gains on investment securities	(32,506)	(42,195)
Deferred policy acquisition costs	(14,252)	(13,770)
Retirement benefits	(3,606)	(5,712)
Other, net	(3,686)	(3,004)
Total deferred income tax liability	(54,050)	(64,681)
Net deferred income tax liability	$(19,029)	$(28,654)

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s deferred income tax assets will be realized.
The actual income tax expense for the years ended December 31, 2015, 2014 and 2013 differed from the “expected” income tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Computed "expected" income tax expense	$25,079	$14,318	$21,298
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(2,805)	(3,285)	(3,828)
Dividends received deduction	(1,136)	(828)	(876)
Proration of tax-exempt interest and dividends received deduction	591	617	706
Other, net	(235)	93	34
Total income tax expense	$21,494	$10,915	$17,334

Comprehensive income tax expense included in the consolidated financial statements for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Income tax expense (benefit) on:
Operations	$21,494	$10,915	$17,334
Change in unrealized holding gains on investment securities	(9,689)	16,146	(11,539)
Change in funded status of retirement benefit plans:
Pension plans	(1,748)	(2,619)	5,498
Postretirement benefit plans	(1,071)	(1,330)	12,103
Comprehensive income tax expense	$8,986	$23,112	$23,396

The Company had no provision for uncertain income tax positions at December 31, 2015 or 2014.  The Company recognized $1,000 of interest income related to U.S. federal income taxes during 2014.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during 2015, 2014 or 2013.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012.

11.	SURPLUS NOTES
The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual. Effective February 1, 2013, the interest rate on the surplus notes was reduced to 1.35 percent from the previous rate of 3.60 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense on these surplus notes was $337,000 in 2015, $337,000 in 2014 and $384,000 in 2013.  At December 31, 2015, the Company’s property and casualty insurance subsidiaries had received approval for the payment of the 2015 interest expense on the surplus notes.

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
Employers Mutual also offers postretirement benefit plans which provide certain health care and life insurance benefits for retired employees. Substantially all of its employees may become eligible for those benefits if they reach normal retirement age and have attained the required length of service while working for Employers Mutual. Through 2014, the health care postretirement plan required contributions from participants and contained certain cost sharing provisions such as coinsurance and deductibles. Effective January 1, 2015, the health care plan was replaced with a new Employers Mutual - funded Health Reimbursement Arrangement (HRA). Under the HRA, Employers Mutual reimburses participants, up to a pre-determined maximum, for amounts expended to enroll in publicly available health care plans and/or pay for qualifying out-of-pocket health care costs. The obligations of the HRA are based on the total amount of reimbursements expected to be made by Employers Mutual over the lives of the participants, rather than the total amount of medical benefits expected to be paid over the participants’ lives. Therefore, the obligations of the HRA are not impacted by changes in the cost of health care. The life insurance plan is noncontributory.  The benefits provided under both plans are subject to change.
Employers Mutual maintains a Voluntary Employee Beneficiary Association (VEBA) trust that has historically been used to accumulate funds for the payment of postretirement health care and life insurance benefits. Contributions to the VEBA trust have been used to fund the projected postretirement benefit obligation, as well as pay benefits. Given the overfunded position of the postretirement benefit plans, contributions to the VEBA trust are not anticipated for the foreseeable future.

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2015 and 2014, based upon measurement dates of December 31, 2015 and 2014, respectively.

	Pension plans		Postretirement benefit plans
($ in thousands)	2015	2014	2015	2014
Change in projected benefit obligation:
Benefit obligation at beginning of year	$267,129	$239,109	$54,503	$50,006
Service cost	13,962	12,863	1,411	1,260
Interest cost	9,311	9,664	2,148	2,254
Actuarial (gain) loss	(1,661)	19,257	(5,895)	3,516
Benefits paid	(18,837)	(13,764)	(2,185)	(2,533)
Plan amendments	—	—	1,467	—
Projected benefit obligation at end of year	269,904	267,129	51,449	54,503

Change in plan assets:
Fair value of plan assets at beginning of year	297,848	288,750	69,290	67,276
Actual return on plan assets	(591)	15,029	(785)	4,547
Employer contributions	4,811	7,833	—	—
Benefits paid	(18,837)	(13,764)	(2,185)	(2,533)
Fair value of plan assets at end of year	283,231	297,848	66,320	69,290
Funded status	$13,327	$30,719	$14,871	$14,787

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement and amounts allocated to the reinsurance subsidiary as of December 31, 2015 and 2014:
Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
($ in thousands)	2015	2014	2015	2014
Assets:
Prepaid pension and postretirement benefits	$8,132	$13,267	$4,001	$4,093
Liability:
Pension and postretirement benefits	(4,299)	(4,162)	—	—
Net amount recognized	$3,833	$9,105	$4,001	$4,093

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”, before deferred income taxes:

	Pension plans		Postretirement benefit plans
($ in thousands)	2015	2014	2015	2014
Net actuarial loss	$(20,101)	$(15,097)	$(6,523)	$(7,258)
Prior service (cost) credit	(15)	(25)	23,662	27,458
Net amount recognized	$(20,116)	$(15,122)	$17,139	$20,200

During 2016, the Company will amortize $1.3 million of net actuarial loss and $10,000 of prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $422,000 of net actuarial loss and $3.3 million of prior service credit associated with the postretirement benefit plans into net periodic postretirement benefit income in 2016.
Amounts recognized in the Company’s consolidated statements of comprehensive income, before deferred income taxes:

	Pension plans		Postretirement benefit plans
($ in thousands)	2015	2014	2015	2014
Net actuarial gain (loss)	$(5,004)	$(7,492)	$735	$(431)
Prior service (cost) credit	10	10	(3,796)	(3,370)
Net amount recognized	$(4,994)	$(7,482)	$(3,061)	$(3,801)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s non-qualified pension plan.  The amounts related to the qualified pension plan are not included since the plan assets exceeded the accumulated benefit obligation.

	Year ended December 31,
($ in thousands)	2015	2014
Projected benefit obligation	$13,505	$13,057
Accumulated benefit obligation	12,405	12,121
Fair value of plan assets	—	—

The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
($ in thousands)	2015	2014	2013
Pension plans:
Service cost	$13,962	$12,863	$13,213
Interest cost	9,311	9,664	7,656
Expected return on plan assets	(20,298)	(20,733)	(17,150)
Amortization of net actuarial loss	2,710	366	5,962
Amortization of prior service cost	31	31	50
Net periodic pension benefit cost	$5,716	$2,191	$9,731

Postretirement benefit plans:
Service cost	$1,411	$1,260	$6,300
Interest cost	2,148	2,254	6,172
Expected return on plan assets	(4,416)	(4,396)	(3,631)
Amortization of net actuarial loss	1,745	1,651	3,694
Amortization of prior service credit	(11,466)	(11,466)	(2,491)
Net periodic postretirement benefit cost (income)	$(10,578)	$(10,697)	$10,044

The net periodic postretirement benefit income recognized on Employers Mutual's postretirement benefit plans during 2015 and 2014 is due to a plan amendment that was announced in the fourth quarter of 2013. This plan amendment generated a large prior service credit that is being amortized into net periodic benefit cost over a period of 10 years. In addition, the service cost and interest cost components of net periodic benefit cost of the revised plan declined significantly.

Net periodic pension benefit cost allocated to the Company amounted to $1.8 million, $680,000 and $3.0 million in 2015, 2014 and 2013, respectively.  Net periodic postretirement benefit cost (income) allocated to the Company for the years ended December 31, 2015, 2014 and 2013 amounted to $(3.0) million, $(3.1) million, and $2.9 million, respectively.
The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2015	2014
Pension plans:
Discount rate	3.90%	3.57%
Rate of compensation increase:
Qualified pension plan	5.07%	4.73%
Non-qualified pension plan	5.56%	4.68%

Postretirement benefit plans:
Discount rate	4.42%	4.04%

The weighted-average assumptions used to measure the net periodic benefit costs are as follows:

	Year ended December 31,
	2015	2014	2013
Pension plans:
Discount rate	3.57%	4.17%	3.24%
Expected long-term rate of return on plan assets	7.00%	7.25%	7.25%
Rate of compensation increase:
Qualified pension plan	4.73%	4.73%	4.73%
Non-qualified pension plan	4.68%	4.68%	4.68%

Postretirement benefit plans:
Discount rate	4.04%	4.71%	4.03%
Expected long-term rate of return on plan assets	6.50%	6.75%	6.50%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.
The following benefit payments, which reflect expected future service, are expected to be paid from the plans over the next ten years:

($ in thousands)	Pension benefits	Postretirement benefits
2016	$22,066	$2,668
2017	22,967	2,852
2018	23,334	3,033
2019	24,293	3,147
2020	25,502	3,215
2021 - 2025	123,096	16,670

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

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash accumulation value, which approximates fair value.
The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

December 31, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$2,709	$2,709	$—	$—
Emerging markets ETF	3,422	3,422	—	—
Mutual funds:
Equity	36,286	36,286	—	—
Tax-exempt fixed income	3,422	3,422	—	—
International equity	6,689	6,689	—	—
Life insurance contracts	13,792	—	—	13,792
Total benefit plan assets	$66,320	$52,528	$—	$13,792

December 31, 2014		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$4,644	$4,644	$—	$—
Emerging markets ETF	4,187	4,187	—	—
Mutual funds:
Equity	36,451	36,451	—	—
Tax-exempt fixed income	3,425	3,425	—	—
International equity	7,175	7,175	—	—
Life insurance contracts	13,408	—	—	13,408
Total benefit plan assets	$69,290	$55,882	$—	$13,408

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014.

	Fair value measurements using significant unobservable (Level 3) inputs
	Life insurance contracts
($ in thousands)	2015	2014
Balance at beginning of year	$13,408	$13,227
Actual return on plan assets:
Increase in cash accumulation value of life insurance contracts	384	367
Gain on life insurance death benefit	—	89
Settlement of life insurance death benefit	—	(275)
Balance at end of year	$13,792	$13,408

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

•
Pooled Separate Accounts:  Each of the funds held by the Plan is in a pooled or commingled investment vehicle that is maintained by the fund sponsor, each with many investors.  The Plan asset is represented by a “unit of account” and a per unit value, whose value is the accumulated value of the underlying investments less liabilities. The sponsor of the fund specifies the source(s) used for the underlying investment asset prices and the protocol used to value each fund.  There are no redemption restrictions on these investments. The investments selected for the Plan represent a well diversified portfolio of assets, including fixed income securities, equity investments, and real estate investment trusts. The portfolio seeks to maximize investment returns while maintaining an appropriate level of risk. These underlying investments are valued in the following ways.

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

◦
U.S. Bond Funds are comprised of domestic fixed income securities. These securities are priced by an independent pricing service using inputs such as benchmark yields, reported trades, broker/dealer quotes, and issuer spreads. Market indices and industry and economic events are monitored. Prices are reviewed to ensure comfort and can be challenged and/or overridden if the fund sponsor believes another price would be more reflective of fair value.

◦
Real Estate Funds are comprised of real estate properties that are priced through an independent appraisal process.  The estimate of fair value is based on the conventional approaches to value, all of which require the exercise of subjective judgment.  The three approaches are:  (1) current cost of reproducing the real estate less deterioration and functional and economic obsolescence; (2) discounting a series of income streams and reversion at a specific yield or by directly capitalizing a single year income estimate by an appropriate factor; and (3) value indicated by recent sales of comparable real estate in the market.  In the reconciliation of these three approaches, the one most heavily relied upon is the one then recognized as the most appropriate by the independent appraiser for the type of real estate in the market.

In accordance with ASU 2015-07, a fair value hierarchy table is not included here since all of the Plan's investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient, which are not classified in the fair value hierarchy. Presented below are the fair values of assets held in Employers Mutual's defined benefit retirement plan:

	December 31,
($ in thousands)	2015	2014
Pooled separate accounts:
U.S. stock funds	$142,934	$154,478
International stock funds	55,850	57,955
U.S. bond funds	62,160	63,443
Real estate fund	20,414	17,735
Short-term funds	1,873	4,237
Total benefit plan assets	$283,231	$297,848

Employers Mutual plans to contribute approximately $8.2 million to the pension plan in 2016. No contributions are expected to be made to the VEBA trust in 2016.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $2.5 million, $1.7 million and $1.5 million in 2015, 2014 and 2013, respectively.

13.	STOCK-BASED COMPENSATION
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock in the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual has historically purchased common stock from the Company for use in its stock plans and its non-employee director stock plans.  During 2014, Employers Mutual also began purchasing common stock from the Company to fulfill its obligations under its employee stock purchase plan (previously the shares needed for this were purchased in the open market).
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

Beginning in 2013, Employers Mutual's Senior Executive Compensation Committee began issuing restricted stock, rather than stock options. With the exception of death or permanent disability, any unvested shares of restricted stock are forfeited on termination of employment, including retirement. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. Holders of unvested shares of restricted stock receive compensation income equal to the amount of any dividends declared on the common stock.
The Senior Executive Compensation Committee of Employers Mutual’s Board of Directors grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers.
The Company recognized compensation expense from these plans of $500,000 ($325,000 net of tax), $357,000 ($233,000 net of tax) and $289,000 ($190,000 net of tax) in 2015, 2014 and 2013, respectively.
A summary of the stock option activity under Employers Mutual’s stock plans for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015		2014		2013
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding, beginning of year	1,351,802	$14.89	1,702,938	$14.78	2,383,578	$14.59
Exercised	(323,486)	14.86	(300,479)	14.24	(609,808)	14.18
Expired	(20,850)	14.11	(34,421)	15.01	(70,832)	13.57
Forfeited	(1,295)	14.68	(16,236)	15.29	—	—
Outstanding, end of year	1,006,171	$14.92	1,351,802	$14.89	1,702,938	$14.78

Exercisable, end of year	824,365	$14.95	963,831	$14.94	1,036,650	$14.91

At December 31, 2015, the Company’s portion of the unrecognized compensation cost associated with option awards issued under Employers Mutual’s stock plans that are not currently vested was $71,000, with a 0.82 year weighted-average period over which the compensation expense is expected to be recognized.
Employers Mutual uses the average of the high and low trading prices of the Company's stock on the date of grant to determine the fair value of its restricted stock awards. At December 31, 2015, the Company’s portion of the unrecognized compensation cost associated with restricted stock awards issued under Employers Mutual’s stock plans that are not currently vested was $983,000, with a 2.52 year weighted-average period over which the compensation expense is expected to be recognized.  A summary of non-vested restricted stock activity under Employers Mutual’s stock plans for 2015, 2014 and 2013 is as follows:

	Year ended December 31,
	2015		2014		2013
	Number of awards	Weighted- average grant-date fair value	Number of awards	Weighted- average grant-date fair value	Number of awards	Weighted- average grant-date fair value
Non-vested, beginning of year	155,864	$19.21	85,002	$17.27	—	$—
Granted	117,146	21.36	94,146	20.49	86,580	17.27
Vested	(40,941)	18.99	(21,223)	17.27	—	—
Forfeited	(15,125)	19.35	(2,061)	17.74	(1,578)	17.27
Non-vested, end of year	216,944	$20.40	155,864	$19.21	85,002	$17.27

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock plans was $770,000, $606,000 and $844,000 in 2015, 2014 and 2013, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company receives the full fair value, as of the exercise date, for all shares issued in connection with option exercises. The Company also receives the full fair value, as of the grant date, for all shares issued in connection with the grant of restricted stock awards.  The Company's portion of the total fair value of restricted stock awards that vested was $233,000 and $110,000 in 2015 and 2014, respectively (no restricted stock awards vested prior to 2014). Additional information relating to options outstanding and options vested (exercisable) at December 31, 2015 is as follows:

	December 31, 2015
($ in thousands)	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining term
Options outstanding	1,006,171	$14.92	$10,836	3.96
Options exercisable	824,365	$14.95	$8,850	3.55

The 2003 Plan does not generally generate income tax deductions for the Company because only incentive stock options could be issued under the plan.  The Company has recorded a deferred income tax benefit for a portion of the compensation expense associated with the March 2008 grant and for all subsequent grants (all made under the 2007 Plan) because non-qualified options and restricted stock awards were issued.  The Company’s portion of the current income tax deduction realized from exercises of non-qualified stock options was $121,000, $152,000 and $165,000 in 2015, 2014 and 2013, respectively. These actual deductions are generally in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits) and are reflected in the statement of cash flows as a financing cash inflow (outflow if less) with an offsetting cash flow from operating activities of $95,000, $103,000 and $96,000 as the Company’s portion in 2015, 2014 and 2013, respectively.  The income tax benefit that results from disqualifying dispositions of stock purchased through the exercise of incentive stock options is deemed immaterial.

Employee Stock Purchase Plan
On May 30, 2008, the Company registered 750,000 shares of the Company’s common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  All employees are eligible to participate in the plan. An employee may participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution (employees designated as “Insiders” are required to give six months advance notice prior to participating in the plan).  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Directors of Employers Mutual, which has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants.  Expenses allocated to the Company in connection with this plan totaled $59,000, $35,000 and $45,000 in 2015, 2014 and 2013, respectively.
During 2015, shares were purchased under the plan at prices ranging from $18.75 to $21.40.  Activity under the plan was as follows:

	Year ended December 31,
	2015	2014	2013
Shares available for purchase, beginning of year	471,459	508,749	555,600
Shares purchased under the plan	(56,576)	(37,290)	(46,851)
Shares available for purchase, end of year	414,883	471,459	508,749

Non-Employee Director Stock Purchase Plan
On March 14, 2013, the Company registered 300,000 shares of the Company’s common stock for issuance under the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the period of the 2023 annual meetings.  The plan is administered by the Corporate Governance and Nominating Committee of the Board of Directors of Employers Mutual.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of the participants.  The 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan is no longer active.   All outstanding options granted under this plan expired in May, 2013, and no further options can be granted due to the expiration of the term of the plan.  On April 26, 2013, a total of 222,306 shares reserved for issuance under the 2003 Employers Mutual Casualty Company Non-Employee Director Stock Option Plan were deregistered. Expenses allocated to the Company in connection with this plan totaled $62,000, $49,000 and $36,000 in 2015, 2014 and 2013, respectively.
During 2015, shares were purchased under the plan at prices ranging from $15.51 to $18.26.  Activity under the plan was as follows:

	Year ended December 31,
	2015	2014	2013
Shares available for purchase, beginning of year	279,809	294,248	224,106
Shares registered for use in the 2013 plan	—	—	300,000
Shares deregistered under the 2003 plan	—	—	(222,306)
Shares purchased under the plan	(15,363)	(14,439)	(7,552)
Shares available for purchase, end of year	264,446	279,809	294,248

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
Effective March 14, 2012, the Company’s Board of Directors temporarily suspended the issuance of shares of common stock under the Plan.  The temporary suspension of the issuance of shares of common stock under the Plan was due to a late filing of an amendment to a Current Report on Form 8-K.  On March 29, 2013, the Company filed a Form S-3 Registration Statement with the Securities and Exchange Commission registering 991,778 shares of common stock for use in the Plan, which was reinstated for the third quarter dividend payment.
Employers Mutual did not participate in this plan in 2015, 2014 or 2013.  Activity under the plan was as follows:

	Year ended December 31,
	2015	2014	2013
Shares available for purchase, beginning of year	982,227	988,436	—
Shares registered for use in the plan	—	—	991,778
Shares purchased under the plan	(5,530)	(6,209)	(3,342)
Shares available for purchase, end of year	976,697	982,227	988,436
Lowest purchase price	$21.02	$18.69	$18.74
Highest purchase price	$26.43	$23.59	$20.98

Stock Appreciation Rights (SAR) agreement
On October 19, 2006, Employers Mutual entered into a stock appreciation rights (SAR) agreement with the Company’s Executive Vice President and Chief Operating Officer (Mr. Murray) at that time.  Because the SAR agreement will be settled in cash, it is considered to be a liability-classified award under ASC Topic 718.  As a result, the value of this agreement must be re-measured at fair value at each financial statement reporting date, subject to a minimum fair value stipulated in the SAR agreement.  The full value of this agreement was expensed in 2006 because Mr. Murray was eligible for retirement and was entitled to keep the award at retirement, and as a result, the award did not have any subsequent service requirements. Subsequent changes in the fair value of this agreement are reflected as compensation expense, until the agreement is ultimately settled in 2016.  Expenses allocated to the Company during 2015 and 2014 associated with this award totaled $(7,000) and $15,000, respectively. The Company recognized no compensation expense related to this award during 2013 because the fair value of the award did not exceed the floor amount in the agreement.

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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2013	$48,376	$10,634	$59,010
Other comprehensive income (loss) before reclassifications	34,663	(5,560)	29,103
Amounts reclassified from accumulated other comprehensive income	(4,677)	(1,774)	(6,451)
Other comprehensive income (loss)	29,986	(7,334)	22,652
Balance at December 31, 2014	78,362	3,300	81,662
Other comprehensive income (loss) before reclassifications	(13,037)	(3,949)	(16,986)
Amounts reclassified from accumulated other comprehensive income	(4,956)	(1,287)	(6,243)
Other comprehensive income (loss)	(17,993)	(5,236)	(23,229)
Balance at December 31, 2015	$60,369	$(1,936)	$58,433

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three years ended December 31, 2015.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Year ended December 31, 2015	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$7,624	Net realized investment gains
Deferred income tax expense	(2,668)	Income tax expense, current
Net reclassification adjustment	4,956

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(1,327)	(1)
Prior service credit	3,307	(1)
Total before tax	1,980
Deferred income tax expense	(693)	Income tax expense, current
Net reclassification adjustment	1,287

Total reclassification adjustment	$6,243

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit cost (income) (see Note 12, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Year ended December 31, 2014	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$7,195	Net realized investment gains
Deferred income tax expense	(2,518)	Income tax expense, current
Net reclassification adjustment	4,677

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(578)	(1)
Prior service credit	3,307	(1)
Total before tax	2,729
Deferred income tax expense	(955)	Income tax expense, current
Net reclassification adjustment	1,774

Total reclassification adjustment	$6,451

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit cost (income) (see Note 12, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Year ended December 31, 2013	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$8,997	Net realized investment gains
Deferred income tax expense	(3,149)	Income tax expense, current
Net reclassification adjustment	5,848

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income):
Net actuarial loss	(2,895)	(1)
Prior service credit	708	(1)
Total before tax	(2,187)
Deferred income tax expense	765	Income tax expense, current
Net reclassification adjustment	(1,422)

Total reclassification adjustment	$4,426

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit cost (income) (see Note 12, Employee Retirement Plans, for additional details).

15.	STOCK REPURCHASE PROGRAMS
Stock Repurchase Plans
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  No purchases have been made under this program.

Stock Purchase Plan
During the second quarter of 2005, Employers Mutual initiated a new $15.0 million stock purchase program under which Employers Mutual may purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is in effect.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2015, 2014 and 2013.  As of December 31, 2015, $4.5 million remained available under this plan for additional purchases.

16.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2025.  All of these lease costs are included as expenses under the pooling agreement.  The following table reflects the lease commitments of the Company as of December 31, 2015.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Lease commitments
Real estate operating leases	$2,494	$431	$779	$745	$539

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $912,000 and $931,000 as of December 31, 2015 and 2014, respectively.  Premium tax offsets of $1.1 million and $969,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2015 and 2014, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $1.9 million and $1.7 million as of December 31, 2015 and 2014, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.
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

17. UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
($ in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2015
Total revenues	$152,335	$158,808	$165,104	$147,479

Income before income tax expense	$29,937	$11,875	$15,921	$13,923
Income tax expense (benefit)	9,607	3,127	4,732	4,028
Net income	$20,330	$8,748	$11,189	$9,895

Net income per common share - basic and diluted (1)	$1.00	$0.42	$0.54	$0.48

	Three months ended,
($ in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2014
Total revenues	$146,231	$147,733	$150,659	$149,844

Income before income tax expense	$14,889	$270	$1,883	$23,865
Income tax expense (benefit)	4,294	(744)	(346)	7,711
Net income	$10,595	$1,014	$2,229	$16,154

Net income per common share - basic and diluted (1)	$0.53	$0.05	$0.11	$0.80

(1)
Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income per share may not total to annual net income per share.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
EMC Insurance Group Inc.

We have audited the consolidated financial statements of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated March 8, 2016 (included elsewhere in this Form 10-K). Our audits also include the financial statement schedules listed in Item 15(a) 2 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.
In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Des Moines, Iowa
March 8, 2016

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule I – Summary of Investments-
Other than Investment in Related Parties
December 31, 2015

($ in thousands)
Type of investment	Cost	Fair value	Amount at which shown in the balance sheet

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$12,566	$12,589	$12,589
U.S. government-sponsored agencies	202,486	202,666	202,666
Obligations of states and political subdivisions	319,940	344,359	344,359
Commercial mortgage-backed	44,433	46,108	46,108
Residential mortgage-backed	94,279	88,543	88,543
Other asset-backed	17,000	17,844	17,844
Corporate	439,513	448,916	448,916
Total fixed maturity securities	1,130,217	1,161,025	1,161,025

Equity securities:
Common stocks:
Financial services	24,557	33,955	33,955
Information technology	19,427	28,102	28,102
Healthcare	15,599	25,894	25,894
Consumer staples	11,136	18,200	18,200
Consumer discretionary	10,270	18,923	18,923
Energy	16,384	21,068	21,068
Industrials	11,525	20,416	20,416
Other	17,246	20,683	20,683
Non-redeemable preferred stocks	18,032	19,002	19,002
Total equity securities	144,176	206,243	206,243

Other long-term investments	9,930	9,930	9,930

Short-term investments	38,599	38,599	38,599
Total investments	$1,322,922	$1,415,797	$1,415,797

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets

	December 31,
($ in thousands, except share and per share amounts)	2015	2014
ASSETS
Investment in common stock of subsidiaries (equity method)	$514,309	$495,288
Short-term investments	9,761	6,731
Cash	136	274
Prepaid assets	95	87
Accounts receivable	58	69
Income taxes recoverable	683	559
Total assets	$525,042	$503,008

LIABILITIES
Accounts payable	$87	$80
Amounts due affiliate to settle inter-company transaction balances	17	42
Total liabilities	104	122

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 20,780,439 shares in 2015 and 20,344,409 shares in 2014	20,781	20,344
Additional paid-in capital	108,747	99,891
Accumulated other comprehensive income	58,433	81,662
Retained earnings	336,977	300,989
Total stockholders' equity	524,938	502,886
Total liabilities and stockholders' equity	$525,042	$503,008
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Income

	Year ended December 31,
($ in thousands)	2015	2014	2013
REVENUES
Dividends received from subsidiaries	$9,180	$378	$9,974
Investment loss	(9)	(12)	(10)
Total revenues	9,171	366	9,964
Operating expenses (affiliated $1,074, $777 and $605)	1,942	1,584	1,364
Income (loss) before income tax benefit and equity in undistributed net income of subsidiaries	7,229	(1,218)	8,600
Income tax benefit	(682)	(558)	(481)
Income (loss) before equity in undistributed net income of subsidiaries	7,911	(660)	9,081
Equity in undistributed net income of subsidiaries	42,251	30,652	34,438
Net income	$50,162	$29,992	$43,519
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Comprehensive Income

	Year ended December 31,
($ in thousands)	2015	2014	2013
Net income	$50,162	$29,992	$43,519

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income taxes	(13,037)	34,663	(15,582)
Reclassification adjustment for realized investment gains included in net income, net of income taxes	(4,956)	(4,677)	(5,848)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit cost (income), net of deferred income taxes:
Net actuarial loss	863	375	1,882
Prior service credit	(2,150)	(2,149)	(460)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,287)	(1,774)	1,422
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	(3,637)	(5,525)	13,718
Prior service (cost) credit	(312)	(35)	17,548
Total change in funded status of affiliate's pension and postretirement benefit plans	(3,949)	(5,560)	31,266

Other comprehensive income (loss)	(23,229)	22,652	11,258

Total comprehensive income	$26,933	$52,644	$54,777
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2015	2014	2013
Net cash provided by (used in) operating activities	$7,893	$(738)	$9,544

Cash flows from investing activities
Net (purchases) sales of short-term investments	(3,030)	5,956	(8,715)
Net cash (used in) provided by investing activities	(3,030)	5,956	(8,715)

Cash flows from financing activities
Issuance of common stock through affiliate’s stock plans	9,078	7,392	10,208
Excess tax benefit associated with affiliate’s stock plans	95	103	96
Dividends paid to stockholders (affiliated $(8,162), $(7,377) and $(6,749))	(14,174)	(12,588)	(11,275)
Net cash used in financing activities	(5,001)	(5,093)	(971)

Net increase (decrease) in cash	(138)	125	(142)
Cash at the beginning of the year	274	149	291
Cash at the end of the year	$136	$274	$149

Income taxes recovered	$559	$481	$—
Interest paid	$—	$—	$—
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule III – Supplementary Insurance Information
For Years Ended December 31, 2015, 2014 and 2013

($ in thousands)
Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2015
Property and casualty insurance	$35,219	$480,413	$212,652	$447,197	$32,668	$291,883	$75,701	$63,954	$454,434
Reinsurance	5,501	198,361	26,783	123,069	12,923	78,853	26,483	4,464	124,504
Parent company	—	—	—	—	(9)	—	—	—	—
Consolidated	$40,720	$678,774	$239,435	$570,266	$45,582	$370,736	$102,184	$68,418	$578,938

Year ended December 31, 2014
Property and casualty insurance	$33,855	$463,458	$204,357	$422,381	$33,509	$298,033	$72,768	$54,385	$433,707
Reinsurance	5,488	197,851	27,736	118,341	12,968	87,441	26,274	2,441	118,903
Parent company	—	—	—	—	(12)	—	—	—	—
Consolidated	$39,343	$661,309	$232,093	$540,722	$46,465	$385,474	$99,042	$56,826	$552,610

Year ended December 31, 2013
Property and casualty insurance	$32,740	$425,758	$191,714	$392,719	$31,397	$260,917	$68,851	$62,522	$405,049
Reinsurance	5,052	184,423	28,913	122,787	11,635	72,370	25,877	3,232	129,028
Parent company	—	—	—	—	(10)	—	—	—	—
Consolidated	$37,792	$610,181	$220,627	$515,506	$43,022	$333,287	$94,728	$65,754	$534,077

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule IV – Reinsurance
For Years Ended December 31, 2015, 2014 and 2013

($ in thousands)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2015
Consolidated earned premiums	$366,752	$407,531	$611,045	$570,266	107.2%

Year ended December 31, 2014
Consolidated earned premiums	$372,658	$423,602	$591,666	$540,722	109.4%

Year ended December 31, 2013
Consolidated earned premiums	$361,010	$413,422	$567,918	$515,506	110.2%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations
For Years Ended December 31, 2015, 2014 and 2013

($ in thousands)	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income
Year ended December 31, 2015	$40,720	$678,774	$—	$239,435	$570,266	$45,591
Year ended December 31, 2014	$39,343	$661,309	$—	$232,093	$540,722	$46,477
Year ended December 31, 2013	$37,792	$610,181	$—	$220,627	$515,506	$43,032

	Losses and settlement expenses incurred related to		Amortization of deferred policy acquisition costs	Paid losses and settlement expenses	Premiums written
($ in thousands)	Current year	Prior years
Year ended December 31, 2015	$405,850	$(35,114)	$102,184	$348,081	$578,938
Year ended December 31, 2014	$406,266	$(20,792)	$99,042	$330,087	$552,610
Year ended December 31, 2013	$346,072	$(12,785)	$94,728	$305,266	$534,077

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.
The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016.
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Information about the Board of Directors and its Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016.
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2016.
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
See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2016, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Security Ownership of Certain Beneficial Owners” and “Security Ownership of Management and Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2016, which information is incorporated herein by reference.
Information regarding securities authorized for issuance under equity compensation plans appears in Part II, Item 5 of this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Certain Relationships and Related Persons Transactions” and “Election of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2016, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 19, 2016, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management's Report on Internal Control Over Financial Reporting	105
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	106
	Report of Independent Registered Public Accounting Firm	107
	Consolidated Balance Sheets, December 31, 2015 and 2014	108
	Consolidated Statements of Income for the years ended December 31, 2015, 2014 and 2013	110
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	111
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015, 2014 and 2013	112
	Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	113
	Notes to Consolidated Financial Statements	115

2.	Schedules

	Report of Independent Registered Public Accounting Firm	163
	Schedule I - Summary of Investments - Other Than Investments in Related Parties	164
	Schedule II - Condensed Financial Information of Registrant	165
	Schedule III - Supplementary Insurance Information	169
	Schedule IV - Reinsurance	170
	Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations	171

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Exhibits required by Item 601

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company's Form 8-K filed on May 7, 2015 under Item 5.03)

	3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on May 30, 2013 under Item 5.03)

10.	Material contracts

	10.1.1	EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended

	10.1.2	100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company

10.1.3
Excess of Loss Reinsurance Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company, as amended (incorporated by reference to Exhibit 10.1.3 filed with the Company’s Form 8-K filed on January 22, 2014 under Item 1.01)

10.2.1	Summary of 2015 base salary compensation for the Company’s named executive officers (incorporated by reference to the Company’s Form 8-K filed on March 12, 2015 under Item 5.02)*

10.2.2	Summary of compensation for the Company’s non-employee directors (incorporated by reference to the Company's Form 8-K filed on March 3, 2015 under Item 1.01)*

10.2.3	Senior Executive Compensation Bonus Program (incorporated by reference to Exhibit 10.2.3 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.4	Executive Contingent Salary Plan – EMC Reinsurance Company (incorporated by reference to Exhibit 10.2.4 filed with the Company’s Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.5	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.6	EMC Reinsurance Company Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.6 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.3.1	Deferred Bonus Compensation Plan*

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

10.3.7
Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3.7 filed with the Company's Form 10-K for the calendar year ended December 31, 2014)*

10.4.1
Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4.1 filed with the Company's Form 10-K for the calendar year ended December 31, 2014)*

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2016.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2016.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer
and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
Stephen A. Crane*
Chairman of the Board

/s/ Mark E. Reese
Jonathan R. Fletcher*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director
* by power of attorney

EMC Insurance Group Inc. and Subsidiaries
Index to Exhibits

Exhibit		Page
number	Item	number

10.1.1*	EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended	179

10.1.2*	100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company	244

10.3.1*	Deferred Bonus Compensation Plan	252

21*	Subsidiaries of the Registrant	256

23*	Consent of Independent Registered Public Accounting Firm	257

24*	Power of Attorney	258

31.1*	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002	259

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002	260

32.1*	Certification of the President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	261

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	262

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed