Form 10-Q
period 2016-03-31
EMC INSURANCE GROUP INC
filed 2016-05-06
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common stock, $1.00 par value	20,973,185

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,116,627 and $1,130,217)	$1,166,022	$1,161,025
Equity securities available-for-sale, at fair value (cost $151,046 and $144,176)	212,582	206,243
Other long-term investments	8,440	9,930
Short-term investments	48,447	38,599
Total investments	1,435,491	1,415,797

Cash	697	224
Reinsurance receivables due from affiliate	21,342	24,236
Prepaid reinsurance premiums due from affiliate	7,080	6,563
Deferred policy acquisition costs (affiliated $40,232 and $40,535)	40,462	40,720
Amounts due from affiliate to settle inter-company transaction balances	7,309	—
Prepaid pension and postretirement benefits due from affiliate	11,754	12,133
Accrued investment income	11,939	10,789
Amounts receivable under reverse repurchase agreements	16,850	16,850
Accounts receivable	1,440	804
Income taxes recoverable	—	1,735
Goodwill	942	942
Other assets (affiliated $4,019 and $4,595)	4,938	5,162
Total assets	$1,560,244	$1,535,955
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $674,131 and $671,169)	$681,579	$678,774
Unearned premiums (affiliated $238,600 and $238,637)	239,609	239,435
Other policyholders' funds (all affiliated)	11,025	8,721
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	6,408
Pension benefits payable to affiliate	3,958	4,299
Income taxes payable	5,882	—
Deferred income taxes	23,818	19,029
Other liabilities (affiliated $16,968 and $28,598)	18,307	29,351
Total liabilities	1,009,178	1,011,017

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 20,946,158 shares in 2016 and 20,780,439 shares in 2015	20,946	20,781
Additional paid-in capital	112,500	108,747
Accumulated other comprehensive income	69,917	58,433
Retained earnings	347,703	336,977
Total stockholders' equity	551,066	524,938
Total liabilities and stockholders' equity	$1,560,244	$1,535,955
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2016	2015
REVENUES
Premiums earned (affiliated $141,715 and $137,419)	$142,737	$138,731
Net investment income	12,230	11,206
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	(654)	1,401
Total "other-than-temporary" impairment losses on securities available-for-sale	(431)	(618)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(431)	(618)
Net realized investment gains (losses)	(1,085)	783
Other income (loss) (affiliated $123 and $657)	(11)	1,615
Total revenues	153,871	152,335

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $85,258 and $75,272)	85,109	75,785
Dividends to policyholders (all affiliated)	3,853	2,900
Amortization of deferred policy acquisition costs (affiliated $26,118 and $25,212)	26,328	25,441
Other underwriting expenses (all affiliated)	16,971	17,521
Interest expense (all affiliated)	84	84
Other expenses (affiliated $437 and $441)	649	667
Total losses and expenses	132,994	122,398
Income before income tax expense	20,877	29,937

INCOME TAX EXPENSE (BENEFIT)
Current	7,618	9,205
Deferred	(1,395)	402
Total income tax expense	6,223	9,607
Net income	$14,654	$20,330

Net income per common share - basic and diluted	$0.70	$1.00

Dividend per common share	$0.190	$0.167

Average number of common shares outstanding - basic and diluted	20,842,199	20,436,302
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2016	2015
Net income	$14,654	$20,330

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains on investment securities, net of deferred income tax expense of $6,610 and $2,689	12,275	4,993
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(290) and $(764)	(539)	(1,418)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(136) and $(190):
Net actuarial loss	279	184
Prior service credit	(531)	(537)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(252)	(353)

Other comprehensive income	11,484	3,222

Total comprehensive income	$26,138	$23,552
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,654	$20,330
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $2,962 and $(2,989))	2,805	(4,024)
Unearned premiums (affiliated $(37) and $2,354)	174	2,378
Other policyholders' funds due to affiliate	2,304	956
Amounts due to/from affiliate to settle inter-company transaction balances	(13,717)	(16,153)
Net pension and postretirement benefits due from affiliate	(350)	(516)
Reinsurance receivables due from affiliate	2,894	1,299
Prepaid reinsurance premiums due from affiliate	(517)	1,767
Commissions payable (affiliated $(8,297) and $(6,075))	(8,304)	(6,072)
Deferred policy acquisition costs (affiliated $303 and $(1,675))	258	(1,785)
Accrued investment income	(1,150)	(1,108)
Current income tax	7,617	8,702
Deferred income tax	(1,395)	402
Net realized investment (gains) losses	1,085	(783)
Other, net (affiliated $(2,733) and $(1,540))	(472)	291
Total adjustments to reconcile net income to net cash provided by operating activities	(8,768)	(14,646)
Net cash provided by operating activities	5,886	5,684
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(43,163)	(66,928)
Disposals of fixed maturity securities available-for-sale	54,269	61,119
Purchases of equity securities available-for-sale	(21,284)	(17,269)
Disposals of equity securities available-for-sale	15,469	15,710
Purchases of other long-term investments	(1,020)	(5,141)
Disposals of other long-term investments	198	88
Net (purchases) disposals of short-term investments	(9,848)	6,029
Net cash used in investing activities	(5,379)	(6,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	4,277	4,083
Repurchase of common stock	(383)	—
Excess tax benefit associated with affiliate’s stock plans	—	34
Dividends paid to stockholders (affiliated $(2,237) and $(1,962))	(3,928)	(3,388)
Net cash (used in) provided by financing activities	(34)	729
NET INCREASE IN CASH	473	21
Cash at the beginning of the year	224	383
Cash at the end of the quarter	$697	$404
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
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
Certain amounts previously reported in the prior years’ consolidated financial statements have been reclassified or adjusted to conform to current year presentation.
In reading these financial statements, reference should be made to the Company’s 2015 Form 10-K or the 2015 Annual Report to Stockholders for more detailed footnote information.

Accounting Pronouncements Adopted
In February 2015, the Financial Accounting Standards Board (FASB) updated its guidance related to the Consolidation Topic 810 of the Accounting Standards CodificationTM (Codification or ASC). The objective of this update is to improve consolidation guidance through changes in the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The guidance modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, while also eliminating the presumption that a general partner should consolidate a limited partnership. This guidance is effective for interim and annual periods beginning after December 15, 2015, and is to be applied either retrospectively or through a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The Company adopted this guidance in the first quarter of 2016. Adoption of this guidance did not have an impact on the consolidated financial condition or operating results of the Company.
In March 2016, the FASB updated its guidance related to Stock Compensation Topic 718 of the ASC.  The objective of this update was to simplify the accounting for employee share-based payments. The provisions applicable to the Company primarily involve the accounting treatment for excess tax benefits, which is the excess of the actual tax benefit realized by the Company upon the exercise of non-qualified stock options (by Employers Mutual's employees) over the deferred income tax benefit previously recognized in conjunction with the compensation expense (tax deficiency if the actual tax benefit realized is less than the previously recognized deferred income tax benefit). The FASB permitted early prospective adoption of these provisions, and the Company elected to adopt effective January 1, 2016. As a result, effective January 1, 2016 the Company no longer records to additional paid-in capital the excess tax benefits (deficiencies) allocated to it through the pooling agreement, but instead recognizes these amounts through the consolidated statements of income as components of current and deferred income taxes. The requirement that these excess tax benefits (deficiencies) be reflected as financing cash flows in the consolidated statements of cash flows was also removed, and these amounts are now reflected as cash flows from operating activities on a prospective basis.

2.	TRANSACTIONS WITH AFFILIATES
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a new inter-company reinsurance program between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective from January 1, 2016 through June 30, 2016, and has a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.3 million. The second treaty is effective from July 1, 2016 through December 31, 2016, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) is subject to the terms of these treaties, and there is no co-participation provision.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual also approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.1 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The reinsurance subsidiary is purchasing additional reinsurance protection (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduce the amount of losses ceded to Employers Mutual under the excess of loss agreement. The net cost of the external reinsurance protection is estimated to be approximately $4.0 million.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2016 and 2015 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended March 31, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$94,986	$—	$94,986
Assumed from nonaffiliates	957	34,259	35,216
Assumed from affiliates	118,846	—	118,846
Ceded to nonaffiliates	(5,381)	(1,980)	(7,361)
Ceded to affiliates	(98,141)	(1,270)	(99,411)
Net premiums written	$111,267	$31,009	$142,276

Premiums earned
Direct	$92,836	$—	$92,836
Assumed from nonaffiliates	1,027	34,716	35,743
Assumed from affiliates	118,262	—	118,262
Ceded to nonaffiliates	(5,688)	(1,155)	(6,843)
Ceded to affiliates	(95,991)	(1,270)	(97,261)
Net premiums earned	$110,446	$32,291	$142,737

Losses and settlement expenses incurred
Direct	$41,054	$—	$41,054
Assumed from nonaffiliates	721	23,202	23,923
Assumed from affiliates	61,454	388	61,842
Ceded to nonaffiliates	(77)	(907)	(984)
Ceded to affiliates	(41,054)	328	(40,726)
Net losses and settlement expenses incurred	$62,098	$23,011	$85,109

	Three months ended March 31, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$88,760	$—	$88,760
Assumed from nonaffiliates	971	37,977	38,948
Assumed from affiliates	113,145	—	113,145
Ceded to nonaffiliates	(5,320)	(881)	(6,201)
Ceded to affiliates	(88,760)	(2,968)	(91,728)
Net premiums written	$108,796	$34,128	$142,924

Premiums earned
Direct	$89,852	$—	$89,852
Assumed from nonaffiliates	1,033	35,871	36,904
Assumed from affiliates	112,761	—	112,761
Ceded to nonaffiliates	(5,589)	(2,377)	(7,966)
Ceded to affiliates	(89,852)	(2,968)	(92,820)
Net premiums earned	$108,205	$30,526	$138,731

Losses and settlement expenses incurred
Direct	$36,427	$—	$36,427
Assumed from nonaffiliates	546	20,900	21,446
Assumed from affiliates	55,898	243	56,141
Ceded to nonaffiliates	231	(1,926)	(1,695)
Ceded to affiliates	(36,427)	(107)	(36,534)
Net losses and settlement expenses incurred	$56,675	$19,110	$75,785

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes 1) reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual, and 2) starting in 2016, amounts ceded to purchase industry loss warranties (ILWs) from external parties that provide additional reinsurance protection for the assumed reinsurance business.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement and amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance program.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended March 31, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$110,446	$32,291	$—	$142,737

Underwriting profit	8,605	1,871	—	10,476
Net investment income (loss)	8,771	3,457	2	12,230
Net realized investment gains (losses)	(846)	(239)	—	(1,085)
Other income (loss)	132	(143)	—	(11)
Interest expense	84	—	—	84
Other expenses	157	—	492	649
Income (loss) before income tax expense (benefit)	$16,421	$4,946	$(490)	$20,877

Assets	$1,097,040	$453,484	$551,419	$2,101,943
Eliminations	—	—	(540,576)	(540,576)
Reclassifications	—	—	(1,123)	(1,123)
Total assets	$1,097,040	$453,484	$9,720	$1,560,244

Three months ended March 31, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$108,205	$30,526	$—	$138,731

Underwriting profit	14,078	3,006	—	17,084
Net investment income (loss)	8,026	3,184	(4)	11,206
Net realized investment gains (losses)	700	83	—	783
Other income (loss)	182	1,433	—	1,615
Interest expense	84	—	—	84
Other expenses	206	—	461	667
Income (loss) before income tax expense (benefit)	$22,696	$7,706	$(465)	$29,937

Year ended December 31, 2015
Assets	$1,092,820	$437,575	$525,042	$2,055,437
Eliminations	—	—	(514,309)	(514,309)
Reclassifications	—	(5,173)	—	(5,173)
Total assets	$1,092,820	$432,402	$10,733	$1,535,955

The following table displays the net premiums earned for the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2016 and 2015, by line of insurance.

	Three months ended March 31,
($ in thousands)	2016	2015
Property and casualty insurance segment
Commercial lines:
Automobile	$26,927	$25,396
Property	24,748	25,066
Workers' compensation	23,247	22,367
Liability	23,670	22,416
Other	2,071	1,966
Total commercial lines	100,663	97,211

Personal lines:
Automobile	5,217	5,817
Homeowners	4,566	5,177
Total personal lines	9,783	10,994
Total property and casualty insurance	$110,446	$108,205

Reinsurance segment
Pro rata reinsurance:
Multiline (primarily property)	$690	$1,238
Property	6,257	3,856
Liability	5,351	3,801
Marine	1,343	3,410
Total pro rata reinsurance	13,641	12,305

Excess of loss reinsurance:
Property	15,280	14,462
Liability	3,370	3,759
Total excess of loss reinsurance	18,650	18,221
Total reinsurance	$32,291	$30,526

Consolidated	$142,737	$138,731

5.	INCOME TAXES
The actual income tax expense for the three months ended March 31, 2016 and 2015 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended March 31,
($ in thousands)	2016	2015
Computed "expected" income tax expense	$7,307	$10,478
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(695)	(698)
Dividends received deduction	(425)	(258)
Proration of tax-exempt interest and dividends received deduction	168	143
Other, net	(132)	(58)
Total income tax expense	$6,223	$9,607

The Company had no provision for uncertain income tax positions at March 31, 2016 or December 31, 2015.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2016 or 2015.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
($ in thousands)	2016	2015
Pension plans:
Service cost	$3,640	$3,644
Interest cost	2,525	2,278
Expected return on plan assets	(4,840)	(5,075)
Amortization of net actuarial loss	1,039	517
Amortization of prior service cost	8	8
Net periodic pension benefit cost	$2,372	$1,372

Postretirement benefit plans:
Service cost	$318	$353
Interest cost	554	537
Expected return on plan assets	(1,056)	(1,104)
Amortization of net actuarial loss	374	436
Amortization of prior service credit	(2,835)	(2,866)
Net periodic postretirement benefit income	$(2,645)	$(2,644)

Net periodic pension benefit cost allocated to the Company amounted to $730,000 and $421,000 for the three months ended March 31, 2016 and 2015, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $761,000 and $762,000 for the three months ended March 31, 2016 and 2015, respectively.
The Company’s share of Employers Mutual’s remaining 2016 planned contribution to the pension plan, if made, will be approximately $2.5 million. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2016.

7.	STOCK-BASED COMPENSATION
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock in the open market; or 3) directly purchasing common stock from the Company at the current fair value.  Employers Mutual's current practice is to purchase common stock from the Company for use in all of its stock plans (including its non-employee director stock purchase plan and its employee stock purchase plan).
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
The Company recognized compensation expense from these plans of $137,000 ($89,000 net of tax) and $73,000 ($48,000 net of tax) for the three months ended March 31, 2016 and 2015, respectively.  During the first three months of 2016, 116,588 shares of restricted stock were granted under the 2007 Plan to eligible participants, 69,057 shares of restricted stock vested, and 86,068 options were exercised under the plans at a weighted average exercise price of $16.03.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

March 31, 2016	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,138	$8,138
U.S. government-sponsored agencies	189,448	189,448
Obligations of states and political subdivisions	340,780	340,780
Commercial mortgage-backed	41,757	41,757
Residential mortgage-backed	88,122	88,122
Other asset-backed	16,644	16,644
Corporate	481,133	481,133
Total fixed maturity securities available-for-sale	1,166,022	1,166,022

Equity securities available-for-sale:
Common stocks:
Financial services	33,443	33,443
Information technology	28,519	28,519
Healthcare	24,440	24,440
Consumer staples	19,581	19,581
Consumer discretionary	22,037	22,037
Energy	20,590	20,590
Industrials	23,521	23,521
Other	21,492	21,492
Non-redeemable preferred stocks	18,959	18,959
Total equity securities available-for-sale	212,582	212,582

Short-term investments	48,447	48,447

Liabilities:
Surplus notes	25,000	11,071

December 31, 2015	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$12,589
U.S. government-sponsored agencies	202,666	202,666
Obligations of states and political subdivisions	344,359	344,359
Commercial mortgage-backed	46,108	46,108
Residential mortgage-backed	88,543	88,543
Other asset-backed	17,844	17,844
Corporate	448,916	448,916
Total fixed maturity securities available-for-sale	1,161,025	1,161,025

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,955
Information technology	28,102	28,102
Healthcare	25,894	25,894
Consumer staples	18,200	18,200
Consumer discretionary	18,923	18,923
Energy	21,068	21,068
Industrials	20,416	20,416
Other	20,683	20,683
Non-redeemable preferred stocks	19,002	19,002
Total equity securities available-for-sale	206,243	206,243

Short-term investments	38,599	38,599

Liabilities:
Surplus notes	25,000	10,823

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2016 and December 31, 2015, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One equity security is reported as a Level 3 fair value measurement at March 31, 2016 and December 31, 2015, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at March 31, 2016 and December 31, 2015 include seven fixed maturity securities. Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of March 31, 2016 and December 31, 2015.

March 31, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,138	$—	$8,138	$—
U.S. government-sponsored agencies	189,448	—	189,448	—
Obligations of states and political subdivisions	340,780	—	340,780	—
Commercial mortgage-backed	41,757	—	41,757	—
Residential mortgage-backed	88,122	—	88,122	—
Other asset-backed	16,644	—	16,644	—
Corporate	481,133	—	479,862	1,271
Total fixed maturity securities available-for-sale	1,166,022	—	1,164,751	1,271

Equity securities available-for-sale:
Common stocks:
Financial services	33,443	33,440	—	3
Information technology	28,519	28,519	—	—
Healthcare	24,440	24,440	—	—
Consumer staples	19,581	19,581	—	—
Consumer discretionary	22,037	22,037	—	—
Energy	20,590	20,590	—	—
Industrials	23,521	23,521	—	—
Other	21,492	21,492	—	—
Non-redeemable preferred stocks	18,959	11,578	7,381	—
Total equity securities available-for-sale	212,582	205,198	7,381	3

Short-term investments	48,447	48,447	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,071	—	—	11,071

December 31, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$—	$12,589	$—
U.S. government-sponsored agencies	202,666	—	202,666	—
Obligations of states and political subdivisions	344,359	—	344,359	—
Commercial mortgage-backed	46,108	—	46,108	—
Residential mortgage-backed	88,543	—	88,543	—
Other asset-backed	17,844	—	17,844	—
Corporate	448,916	—	447,587	1,329
Total fixed maturity securities available-for-sale	1,161,025	—	1,159,696	1,329

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,952	—	3
Information technology	28,102	28,102	—	—
Healthcare	25,894	25,894	—	—
Consumer staples	18,200	18,200	—	—
Consumer discretionary	18,923	18,923	—	—
Energy	21,068	21,068	—	—
Industrials	20,416	20,416	—	—
Other	20,683	20,683	—	—
Non-redeemable preferred stocks	19,002	11,706	7,296	—
Total equity securities available-for-sale	206,243	198,944	7,296	3

Short-term investments	38,599	38,599	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,823	—	—	10,823

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

Three months ended March 31, 2016	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,329	$3	$1,332
Settlements	(61)	—	(61)
Unrealized gains included in other comprehensive income	3	—	3
Balance at March 31, 2016	$1,271	$3	$1,274

Three months ended March 31, 2015	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,662	$3	$1,665
Settlements	(4)	—	(4)
Unrealized gains included in other comprehensive income	5	—	5
Balance at March 31, 2015	$1,663	$3	$1,666

There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2016 or 2015.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2016 and December 31, 2015 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

March 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,824	$314	$—	$8,138
U.S. government-sponsored agencies	187,366	2,145	63	189,448
Obligations of states and political subdivisions	312,476	28,304	—	340,780
Commercial mortgage-backed	40,098	1,661	2	41,757
Residential mortgage-backed	93,625	2,232	7,735	88,122
Other asset-backed	15,901	872	129	16,644
Corporate	459,337	23,206	1,410	481,133
Total fixed maturity securities	1,116,627	58,734	9,339	1,166,022

Equity securities:
Common stocks:
Financial services	26,311	7,820	688	33,443
Information technology	18,821	9,757	59	28,519
Healthcare	15,573	9,039	172	24,440
Consumer staples	12,440	7,148	7	19,581
Consumer discretionary	12,729	9,349	41	22,037
Energy	16,815	5,596	1,821	20,590
Industrials	13,942	9,697	118	23,521
Other	16,384	5,136	28	21,492
Non-redeemable preferred stocks	18,031	1,013	85	18,959
Total equity securities	151,046	64,555	3,019	212,582
Total securities available-for-sale	$1,267,673	$123,289	$12,358	$1,378,604

December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$12,566	$23	$—	$12,589
U.S. government-sponsored agencies	202,486	1,817	1,637	202,666
Obligations of states and political subdivisions	319,940	24,419	—	344,359
Commercial mortgage-backed	44,433	1,692	17	46,108
Residential mortgage-backed	94,279	1,059	6,795	88,543
Other asset-backed	17,000	883	39	17,844
Corporate	439,513	12,992	3,589	448,916
Total fixed maturity securities	1,130,217	42,885	12,077	1,161,025

Equity securities:
Common stocks:
Financial services	24,557	9,731	333	33,955
Information technology	19,427	8,807	132	28,102
Healthcare	15,599	10,359	64	25,894
Consumer staples	11,136	7,090	26	18,200
Consumer discretionary	10,270	8,658	5	18,923
Energy	16,384	5,972	1,288	21,068
Industrials	11,525	8,902	11	20,416
Other	17,246	3,672	235	20,683
Non-redeemable preferred stocks	18,032	1,168	198	19,002
Total equity securities	144,176	64,359	2,292	206,243
Total securities available-for-sale	$1,274,393	$107,244	$14,369	$1,367,268

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2016 and December 31, 2015, listed by length of time the securities were in an unrealized loss position.

March 31, 2016	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$6,987	$5	$11,440	$58	$18,427	$63
Commercial mortgage-backed	5,101	2	—	—	5,101	2
Residential mortgage-backed	11,820	1,443	23,906	6,292	35,726	7,735
Other asset-backed	5,331	129	—	—	5,331	129
Corporate	27,439	740	19,671	670	47,110	1,410
Total, fixed maturity securities	56,678	2,319	55,017	7,020	111,695	9,339
Equity securities:
Common stocks:
Financial services	7,858	688	—	—	7,858	688
Information technology	2,419	59	—	—	2,419	59
Healthcare	2,855	172	—	—	2,855	172
Consumer staples	89	7	—	—	89	7
Consumer discretionary	1,094	41	—	—	1,094	41
Energy	5,979	1,821	—	—	5,979	1,821
Industrials	1,586	118	—	—	1,586	118
Other	1,646	28	—	—	1,646	28
Non-redeemable preferred stocks	—	—	4,419	85	4,419	85
Total equity securities	23,526	2,934	4,419	85	27,945	3,019
Total temporarily impaired securities	$80,204	$5,253	$59,436	$7,105	$139,640	$12,358

December 31, 2015	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$78,800	$1,228	$34,079	$409	$112,879	$1,637
Commercial mortgage-backed	6,807	17	—	—	6,807	17
Residential mortgage-backed	22,028	1,694	22,781	5,101	44,809	6,795
Other asset-backed	6,013	39	—	—	6,013	39
Corporate	101,088	2,683	14,212	906	115,300	3,589
Total, fixed maturity securities	214,736	5,661	71,072	6,416	285,808	12,077
Equity securities:
Common stocks:
Financial services	6,387	333	—	—	6,387	333
Information technology	1,316	132	—	—	1,316	132
Healthcare	3,199	64	—	—	3,199	64
Consumer staples	1,244	26	—	—	1,244	26
Consumer discretionary	176	5	—	—	176	5
Energy	8,233	1,272	116	16	8,349	1,288
Industrials	1,263	11	—	—	1,263	11
Other	4,064	235	—	—	4,064	235
Non-redeemable preferred stocks	2,450	53	1,855	145	4,305	198
Total equity securities	28,332	2,131	1,971	161	30,303	2,292
Total temporarily impaired securities	$243,068	$7,792	$73,043	$6,577	$316,111	$14,369

Fixed maturity security fair values increased during the first three months of 2016 due to a decrease in interest rates.  Most of these securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2016.
The majority of the unrealized losses on common stocks at March 31, 2016 are from the energy sector, though no individual security accounted for a material amount of unrealized losses.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2016.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2016.

The amortized cost and estimated fair value of fixed maturity securities at March 31, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$50,535	$50,810
Due after one year through five years	148,018	155,947
Due after five years through ten years	344,710	361,569
Due after ten years	435,929	464,071
Securities not due at a single maturity date	137,435	133,625
Totals	$1,116,627	$1,166,022

A summary of realized investment gains and (losses) is as follows:

	Three months ended March 31,
($ in thousands)	2016	2015
Fixed maturity securities available-for-sale:
Gross realized investment gains	$669	$535
Gross realized investment losses	(299)	—

Equity securities available-for-sale:
Gross realized investment gains	2,082	2,594
Gross realized investment losses	(1,192)	(329)
"Other-than-temporary" impairments	(431)	(618)

Other long-term investments, net	(1,914)	(1,399)
Totals	$(1,085)	$783

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The net realized investment losses recognized on other long-term investments during the three months ended March 31, 2016 and 2015 represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2016.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

11.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company repurchased 17,300 shares of its common stock at an average cost of $22.14 during the first three months of 2016. No other purchases have been made under this program.

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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2015	$60,369	$(1,936)	$58,433
Other comprehensive income before reclassifications	12,275	—	12,275
Amounts reclassified from accumulated other comprehensive income	(539)	(252)	(791)
Other comprehensive income (loss)	11,736	(252)	11,484
Balance at March 31, 2016	$72,105	$(2,188)	$69,917

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three months ended March 31, 2016 and 2015, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended March 31, 2016	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$829	Net realized investment gains
Deferred income tax expense	(290)	Income tax expense, current
Net reclassification adjustment	539

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(429)	(1)
Prior service credit	817	(1)
Total before tax	388
Deferred income tax expense	(136)	Income tax expense, current
Net reclassification adjustment	252

Total reclassification adjustment	$791

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

13.	NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In May 2014, the FASB updated its guidance related to the Revenue from Contracts with Customers Topic 606 of the ASC.  The objective of this update (and other related following updates) is to improve the reporting of revenue by providing a more robust framework for addressing revenue issues, and improved disclosure requirements. Current revenue recognition guidance in U.S. GAAP is comprised of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes result in different accounting for economically similar transactions. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual and interim reporting periods beginning after December 15, 2016).  The Company will adopt this guidance during the first quarter of 2018. Since premium revenue from insurance contracts is excluded from the scope of this updated guidance, adoption is expected to have little or no impact on the consolidated financial condition or operating results of the Company. The Company's largest non-premium revenue items are service charges related to the billing of the pool participants' direct written premiums to policyholders, and commission income on excess and surplus lines business marketed by EMC Underwriters, LLC, both of which are included in "Other income" in the consolidated statements of income.
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
(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2015 Form 10-K.

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first three months of 2016.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first three months of 2016.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016, and also approved a new inter-company reinsurance program between the Company's three insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. These reinsurance programs are intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storms losses, and will provide protection from both the frequency and severity of such losses. For detailed information regarding the inter-company reinsurance programs, see note 2 of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2015 Form 10-K.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three months ended March 31, 2016 and 2015 are as follows:

	Three months ended March 31,
($ in thousands)	2016	2015
Property and casualty insurance
Premiums earned	$110,446	$108,205
Losses and settlement expenses	62,098	56,675
Acquisition and other expenses	39,743	37,452
Underwriting profit	$8,605	$14,078

GAAP ratios:
Loss and settlement expense ratio	56.2%	52.4%
Acquisition expense ratio	36.0%	34.6%
Combined ratio	92.2%	87.0%

Losses and settlement expenses:
Insured events of current year	$65,896	$65,940
Decrease in provision for insured events of prior years	(3,798)	(9,265)

Total losses and settlement expenses	$62,098	$56,675

Catastrophe and storm losses	$3,424	$1,761

Large losses	$3,035	$4,258

	Three months ended March 31,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$26,927	$18,805	69.8%	$25,396	$16,851	66.4%
Property	24,748	12,382	50.0%	25,066	12,333	49.2%
Workers' compensation	23,247	13,406	57.7%	22,367	11,511	51.5%
Liability	23,670	12,553	53.0%	22,416	10,936	48.8%
Other	2,071	(66)	(3.2)%	1,966	97	4.9%
Total commercial lines	100,663	57,080	56.7%	97,211	51,728	53.2%

Personal lines:
Automobile	5,217	2,636	50.5%	5,817	2,453	42.2%
Homeowners	4,566	2,382	52.2%	5,177	2,494	48.2%
Total personal lines	9,783	5,018	51.3%	10,994	4,947	45.0%
Total property and casualty insurance	$110,446	$62,098	56.2%	$108,205	$56,675	52.4%

	Three months ended March 31,
($ in thousands)	2016	2015
Reinsurance
Premiums earned	$32,291	$30,526
Losses and settlement expenses	23,011	19,110
Acquisition and other expenses	7,409	8,410
Underwriting profit	$1,871	$3,006

GAAP ratios:
Loss and settlement expense ratio	71.3%	62.6%
Acquisition expense ratio	22.9%	27.6%
Combined ratio	94.2%	90.2%

Losses and settlement expenses:
Insured events of current year	$26,965	$24,438
Decrease in provision for insured events of prior years	(3,954)	(5,328)

Total losses and settlement expenses	$23,011	$19,110

Catastrophe and storm losses	$2,740	$2,809

	Three months ended March 31,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance:
Multiline (primarily property)	$690	$159	23.0%	$1,238	$455	36.8%
Property	6,257	4,602	73.5%	3,856	6,028	156.3%
Liability	5,351	4,238	79.2%	3,801	2,140	56.3%
Marine	1,343	877	65.3%	3,410	1,105	32.4%
Total pro rata reinsurance	13,641	9,876	72.4%	12,305	9,728	79.1%

Excess of loss reinsurance:
Property	15,280	12,937	84.7%	14,462	7,940	54.9%
Liability	3,370	198	5.9%	3,759	1,442	38.4%
Total excess of loss reinsurance	18,650	13,135	70.4%	18,221	9,382	51.5%
Total reinsurance	$32,291	$23,011	71.3%	$30,526	$19,110	62.6%

	Three months ended March 31,
($ in thousands, except per share amounts)	2016	2015
Consolidated
REVENUES
Premiums earned	$142,737	$138,731
Net investment income	12,230	11,206
Realized investment gains (losses)	(1,085)	783
Other income (loss)	(11)	1,615
	153,871	152,335
LOSSES AND EXPENSES
Losses and settlement expenses	85,109	75,785
Acquisition and other expenses	47,152	45,862
Interest expense	84	84
Other expense	649	667
	132,994	122,398

Income before income tax expense	20,877	29,937
Income tax expense	6,223	9,607
Net income	$14,654	$20,330

Net income per share	$0.70	$1.00

GAAP ratios:
Loss and settlement expense ratio	59.6%	54.6%
Acquisition expense ratio	33.1%	33.1%
Combined ratio	92.7%	87.7%

Losses and settlement expenses:
Insured events of current year	$92,861	$90,378
Decrease in provision for insured events of prior years	(7,752)	(14,593)

Total losses and settlement expenses	$85,109	$75,785

Catastrophe and storm losses	$6,164	$4,570

Large losses	$3,035	$4,258

The Company reported net income of $14.7 million ($0.70 per share) during the three months ended March 31, 2016, compared to $20.3 million ($1.00 per share) during the same period in 2015.  First quarter net income declined from the record amount reported in 2015, primarily from a decrease in underwriting profits in both segments. Underwriting results remained profitable and within management's expectations for the first quarter. Realized investment losses and a foreign currency exchange loss on the reinsurance segment's foreign currency denominated reinsurance business also contributed to the decline in net income.

Premium income
Premiums earned increased 2.9 percent to $142.7 million for the three months ended March 31, 2016 from $138.7 million for the same period in 2015.  Both segments were able to achieve small increases in premium income despite increasingly competitive market conditions. The increase in the property and casualty insurance segment is attributed to an increase in new business, small rate level increases on renewal business and growth in insured exposures, and reflects the cost of the new aggregate catastrophe excess of loss reinsurance program with Employers Mutual. The majority of the increase in the reinsurance segment is due to a reduction in the cost of the revised excess of loss reinsurance program with Employers Mutual. Rate levels for both segments continue to be constrained by increased competition, especially for quality accounts with good loss experience. Average rate level increases were in the low single-digits in the property and casualty insurance segment during the first three months of 2016, and are expected to remain at that level during the remainder of the year. The January 1, 2016 renewal season, when approximately 70 percent of the reinsurance segment's business renews, saw continued pricing pressure, though the deterioration in pricing has slowed considerably from that experienced in 2015.
Premiums earned for the property and casualty insurance segment increased 2.1 percent to $110.4 million for the three months ended March 31, 2016 from $108.2 million for the same period in 2015.  This increase is primarily attributed to an increase in new business, small rate level increases on renewal business and growth in insured exposures, and reflects $3.2 million of premiums ceded to Employers Mutual for the cost of the new aggregate catastrophe excess of loss reinsurance program. Renewal business increased three percent during the first three months of 2016. Excluding the workers' compensation line of business, renewal rates across both commercial and personal lines of business increased approximately two percent during the first three months of 2016. The continued implementation of some mandatory rate reductions on workers' compensation business in a few states reduced the overall renewal rate increase to approximately one percent. Renewal rates are expected to continue to increase at low single-digit levels through the remainder of the year due to competition constraints. New business premium (representing 15 percent of the pool participants’ direct written premiums) is approximately ten percent higher than the same period in 2015. Commercial lines accounted for most of the increase in new business premium; however, personal lines also had an increase in new business premiums (approximately four percent) after several years of declining premiums. Commercial lines new business continues to be in the desired range of growth, and was strongest outside of the core Midwest market.  This growth helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Management continues to focus on the development and implementation of its new personal lines strategy, and is encouraged by the increase in personal lines new business premium. During the first three months of 2016, the overall policy retention rate remained strong at 86.8 percent (commercial lines at 87.0 percent and personal lines at 84.6 percent). These retention rates approximate those at the end of 2015.
Premiums earned for the reinsurance segment increased 5.8 percent to $32.3 million for the three months ended March 31, 2016 from $30.5 million for the same period in 2015. This increase is largely attributed to a $1.7 million reduction in the cost of the revised excess of loss reinsurance program with Employers Mutual. As previously reported, the reinsurance subsidiary will be purchasing additional reinsurance protection (in the form of Industry Loss Warranties (ILWs)) from external parties in 2016 to provide increased protection in peak exposure territories. In 2015, the ILWs were purchased by Employers Mutual, but the cost of the ILWs was included in the premium Employers Mutual charged for the excess of loss reinsurance protection. The reinsurance subsidiary purchased its first ILW late in the first quarter for $1.1 million, and $92,000 of ceded earned premium was recognized on this ILW during the first quarter. Excluding the reduction in the cost of the revised excess of loss reinsurance program with Employers Mutual, premiums earned were relatively flat, with increases in the pro rata property and liability lines of business being mostly offset by a decrease in the marine business. The decline in the marine business is attributed to the offshore energy and liability proportional account, and was driven by reduced participation in the account and a decrease in the number of oil rigs in service due to the significant decline in oil prices. Rates-on-line for excess of loss reinsurance renewal business declined less than two percent during the January 1, 2016 renewal season, and the decline was partially offset by a slight increase in limits purchased. During 2015, the ceded premium associated with the excess of loss reinsurance program was allocated to all lines of business because it was a quota share arrangement whereby the premium was based on total assumed reinsurance premiums written. Beginning in 2016, the ceded premium for the revised excess of loss reinsurance program is being allocated to only the excess of loss property line of business.

Losses and settlement expenses
Losses and settlement expenses increased 12.3 percent to $85.1 million for the three months ended March 31, 2016 from $75.8 million for the same period in 2015.  The loss and settlement expense ratio increased to 59.6 percent for the three months ended March 31, 2016 from 54.6 percent for the same period in 2015.  The loss and settlement expense ratios for both segments increased from the very low ratios reported in the first quarter of 2015, particularly the reinsurance segment which benefited from an unusually low amount of reported large losses in 2015. The actuarial analysis of the Company’s carried reserves as of December 31, 2015 indicated that the level of reserve adequacy was consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 56.2 percent for the three months ended March 31, 2016 from 52.4 percent for the same period in 2015.  Approximately 1.5 percentage points of the increase is attributed to the cost of the new aggregate catastrophe excess of loss reinsurance program with Employers Mutual. Catastrophe and storm losses accounted for 3.1 percentage points of the loss and settlement expense ratio for the three months ended March 31, 2016, up from 1.6 percentage points during the same period in 2015, but lower than the most recent 10-year average for this period of 4.7 percentage points. Large losses (which the Company defines as losses greater than $500,000 for the EMC Insurance Companies' pool, excluding catastrophe losses) accounted for 2.7 percentage points of the loss and settlement expense ratio for the three months ended March 31, 2016, compared to 3.9 percentage points for the same period in 2015.  Favorable development on prior years' reserves decreased substantially for the three months ended March 31, 2016 compared to the same period in 2015. Development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratio for the reinsurance segment increased to 71.3 percent for the three months ended March 31, 2016 from 62.6 percent for the same period in 2015. This increase is primarily attributed to a higher level of reported large losses (losses greater than $100,000) compared to the unusually low amount reported during the first quarter of 2015, and a lower amount of favorable development on prior years' reserves. The decrease in the cost of the revised excess of loss reinsurance program with Employers Mutual produced an approximate 3.0 percentage point decrease in the loss and settlement expense ratio for the first quarter of 2016 compared to what the ratio would have been under the previous program. Catastrophe and storm losses accounted for 8.5 percentage points of the loss and settlement expense ratio for the three months ended March 31, 2016, down slightly from the 9.2 percentage points reported during the same period in 2015 and below the most recent 10-year average for this period of 9.0 percentage points.

Acquisition and other expenses
Acquisition and other expenses increased 2.8 percent to $47.2 million for the three months ended March 31, 2016 from $45.9 million for the same period in 2015.  The acquisition expense ratio was unchanged at 33.1 percent for both three month periods ended March 31, 2016 and 2015.  A decrease in commission expense in the reinsurance segment was offset by an increase in policyholder dividend expense in the property and casualty insurance segment.
The acquisition expense ratio for the property and casualty insurance segment increased to 36.0 percent for the three months ended March 31, 2016 from 34.6 percent for the same period in 2015.  Approximately 1.0 percentage point of the increase is attributed to the cost of the new aggregate catastrophe excess of loss reinsurance program with Employers Mutual. The remaining increase is largely attributed to higher policyholder dividend expense resulting from favorable loss experience on several safety dividend groups.
The acquisition expense ratio for the reinsurance segment decreased to 22.9 percent for the three months ended March 31, 2016 from 27.6 percent for the same period in 2015. The higher ratio in 2015 was primarily attributed to a $1.1 million commission adjustment reported by a ceding company during the first quarter of 2015 that related to prior periods.

Investment results
Net investment income increased 9.1 percent to $12.2 million for the three months ended March 31, 2016 from $11.2 million for the same period in 2015. Most of this increase is attributed to an increase in dividend income, which includes the receipt of approximately $480,000 of special dividends, but interest income also increased due to a higher average invested balance in fixed maturity securities. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has remained relatively steady at 3.9 percent since March 31, 2015.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, declined slightly to 4.4 at March 31, 2016 from 4.6 at December 31, 2015. The Company’s equity portfolio produced dividend income of $2.0 million during the three months ended March 31, 2016 compared to $1.3 million during the same period in 2015.
The Company had net realized investment losses of $1.1 million during the three months ended March 31, 2016 compared to net realized investment gains of $783,000 during the same period in 2015. The reported amounts include losses of $1.9 million and $1.4 million, respectively, attributed to declines in the carrying value of a limited partnership that the Company invests in to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). The Company recognized "other-than-temporary" impairment losses of $431,000 during the three months ended March 31, 2016, compared to $618,000 during the same period in 2015. These impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had a foreign currency exchange loss of $143,000 during the first three months of 2016 compared to a gain of $1.4 million during the same period in 2015.

Income tax
Income tax expense decreased to $6.2 million for the three months ended March 31, 2016 from $9.6 million for the same period in 2015. The effective tax rate for the three months ended March 31, 2016 was 29.8 percent, compared to 32.1 percent for the same period in 2015. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent are tax-exempt interest income earned and the dividends received deduction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $5.9 million and $5.7 million during the first three months of 2016 and 2015, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2016 without prior regulatory approval is approximately $49.8 million.  The Company received $190,000 and $227,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $3.9 million and $3.4 million during the first three months of 2016 and 2015, respectively.

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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2016 and December 31, 2015, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $32.1 million and $20.0 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $8.4 million and $9.9 million in minority ownership interests in limited partnerships and limited liability companies at March 31, 2016 and December 31, 2015, respectively.  During the first quarters of 2015 and 2014, the Company invested $4.0 million and $4.4 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
During 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.9 million at both March 31, 2016 and December 31, 2015.
The Company’s cash balance was $697,000 and $224,000 at March 31, 2016 and December 31, 2015, respectively.
During the first three months of 2016, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2016 planned contribution to its pension plan, if made, will be approximately $2.5 million. No contributions will be made to the VEBA trust in 2016.

During the first three months of 2015, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $1.2 million for its share of the total 2015 pension contribution (no contributions were made to the postretirement benefit plans during 2015).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2016.
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
The Company’s total cash and invested assets at March 31, 2016 and December 31, 2015 are summarized as follows:

	March 31, 2016
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,116,627	$1,166,022	81.2%	$1,166,022
Equity securities available-for-sale	151,046	212,582	14.8	212,582
Cash	697	697	—	697
Short-term investments	48,447	48,447	3.4	48,447
Other long-term investments	8,440	8,440	0.6	8,440
	$1,325,257	$1,436,188	100.0%	$1,436,188

	December 31, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,130,217	$1,161,025	82.0%	$1,161,025
Equity securities available-for-sale	144,176	206,243	14.6	206,243
Cash	224	224	—	224
Short-term investments	38,599	38,599	2.7	38,599
Other long-term investments	9,930	9,930	0.7	9,930
	$1,323,146	$1,416,021	100.0%	$1,416,021

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2016 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,824	$314	$—	$8,138
U.S. government-sponsored agencies	187,366	2,145	63	189,448
Obligations of states and political subdivisions	312,476	28,304	—	340,780
Commercial mortgage-backed	40,098	1,661	2	41,757
Residential mortgage-backed	93,625	2,232	7,735	88,122
Other asset-backed	15,901	872	129	16,644
Corporate	459,337	23,206	1,410	481,133
Total fixed maturity securities	1,116,627	58,734	9,339	1,166,022

Equity securities:
Common stocks:
Financial services	26,311	7,820	688	33,443
Information technology	18,821	9,757	59	28,519
Healthcare	15,573	9,039	172	24,440
Consumer staples	12,440	7,148	7	19,581
Consumer discretionary	12,729	9,349	41	22,037
Energy	16,815	5,596	1,821	20,590
Industrials	13,942	9,697	118	23,521
Other	16,384	5,136	28	21,492
Non-redeemable preferred stocks	18,031	1,013	85	18,959
Total equity securities	151,046	64,555	3,019	212,582
Total securities available-for-sale	$1,267,673	$123,289	$12,358	$1,378,604

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $84,000 during the first three months of 2016 and 2015.  During the first quarter of 2016, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2015.
As of March 31, 2016, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts protecting the pool participants and, starting in 2016, the reinsurance subsidiary, as well as the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the external reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the external reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the underlying coverage periods, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the external reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $366,000. Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
The Company recorded $431,000 of "other-than-temporary" investment impairment losses during the three months ended March 31, 2016, compared to $618,000 during the same period in 2015. The impairment losses were recognized on securities held in the Company's equity portfolio.
At March 31, 2016, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2016.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $8.0 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2016.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$6,987	$5	$11,440	$58	$18,427	$63
Commercial mortgage-backed	5,101	2	—	—	5,101	2
Residential mortgage-backed	11,820	1,443	23,906	6,292	35,726	7,735
Other asset-backed	5,331	129	—	—	5,331	129
Corporate	27,439	740	19,671	670	47,110	1,410
Total, fixed maturity securities	56,678	2,319	55,017	7,020	111,695	9,339
Equity securities:
Common stocks:
Financial services	7,858	688	—	—	7,858	688
Information technology	2,419	59	—	—	2,419	59
Healthcare	2,855	172	—	—	2,855	172
Consumer staples	89	7	—	—	89	7
Consumer discretionary	1,094	41	—	—	1,094	41
Energy	5,979	1,821	—	—	5,979	1,821
Industrials	1,586	118	—	—	1,586	118
Other	1,646	28	—	—	1,646	28
Non-redeemable preferred stocks	—	—	4,419	85	4,419	85
Total equity securities	23,526	2,934	4,419	85	27,945	3,019
Total temporarily impaired securities	$80,204	$5,253	$59,436	$7,105	$139,640	$12,358

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2016, the Company held $3.2 million of non-investment grade fixed maturity securities in a net unrealized gain position of $67,000.

Following is a schedule of gross realized losses recognized in the first three months of 2016.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	2,995	2,696	299	—	299
Subtotal, fixed maturity securities	2,995	2,696	299	—	299

Equity securities:
Three months or less	7,202	6,123	1,079	—	1,079
Over three months to six months	455	420	35	13	48
Over six months to nine months	360	354	6	418	424
Over nine months to twelve months	900	828	72	—	72
Over twelve months	—	—	—	—	—
Subtotal, equity securities	8,917	7,725	1,192	431	1,623

Total realized losses	$11,912	$10,421	$1,491	$431	$1,922

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2025.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2016 did not change materially from those presented in the Company’s 2015 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $883,000 and $912,000 as of March 31, 2016 and December 31, 2015, respectively. Premium tax offsets of $989,000 and $1.1 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2016 and December 31, 2015, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $1.8 million and $1.9 million as of March 31, 2016 and December 31, 2015, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2016.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2015 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
The Company, under the supervision and with the participation of its management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely making known to them material information relating to the Company and the Company’s consolidated subsidiaries required to be disclosed in the Company’s reports filed or submitted under the Exchange Act.
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2016:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) (2) (3)
1/1/2016 - 1/31/2016	17,380	$22.14	17,300	$19,108
2/1/2016 - 2/29/2016	108	24.06	—	19,108
3/1/2016 - 3/31/2016	1,271	25.31	—	19,108
Total	18,759	$22.37	17,300

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

(2)
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  A total of $14.6 million remains available in this plan for the purchase of additional shares.

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

ITEM 6.	EXHIBITS

10.1.1	EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended

10.2.2	Summary of compensation for the Company's non-employee directors*

31.1	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
* Indicates management contract or compensatory plan or arrangement.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2016.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
INDEX TO EXHIBITS

Exhibit number	Item
10.1.1*	EMC Insurance Companies reinsurance pooling agreements between Employers Mutual Casualty Company and certain of its affiliated companies, as amended

10.2.2*	Summary of compensation for the Company's non-employee directors

31.1*	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed