Form 10-Q
period 2016-06-30
EMC INSURANCE GROUP INC
filed 2016-08-09
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common stock, $1.00 par value	21,057,731

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,152,831 and $1,130,217)	$1,212,469	$1,161,025
Equity securities available-for-sale, at fair value (cost $150,296 and $144,176)	214,987	206,243
Other long-term investments	12,084	9,930
Short-term investments	67,885	38,599
Total investments	1,507,425	1,415,797

Cash	718	224
Reinsurance receivables due from affiliate	22,952	24,236
Prepaid reinsurance premiums due from affiliate	11,171	6,563
Deferred policy acquisition costs (affiliated $41,324 and $40,535)	41,551	40,720
Prepaid pension and postretirement benefits due from affiliate	11,491	12,133
Accrued investment income	10,570	10,789
Amounts receivable under reverse repurchase agreements	16,850	16,850
Accounts receivable	1,280	804
Income taxes recoverable	—	1,735
Goodwill	942	942
Other assets (affiliated $3,654 and $4,595)	4,323	5,162
Total assets	$1,629,273	$1,535,955
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $686,321 and $671,169)	$690,838	$678,774
Unearned premiums (affiliated $247,466 and $238,637)	248,448	239,435
Other policyholders' funds (all affiliated)	11,587	8,721
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	9,842	6,408
Pension benefits payable to affiliate	4,037	4,299
Income taxes payable	1,754	—
Deferred income taxes	27,964	19,029
Other liabilities (affiliated $21,312 and $28,598)	46,080	29,351
Total liabilities	1,065,550	1,011,017

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,030,265 shares in 2016 and 20,780,439 shares in 2015	21,030	20,781
Additional paid-in capital	114,414	108,747
Accumulated other comprehensive income	78,387	58,433
Retained earnings	349,892	336,977
Total stockholders' equity	563,723	524,938
Total liabilities and stockholders' equity	$1,629,273	$1,535,955
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands, except share and per share amounts)	2016	2015
REVENUES
Premiums earned (affiliated $145,101 and $143,554)	$146,446	$144,605
Net investment income	12,179	11,441
Net realized investment gains, excluding impairment losses on securities available-for-sale	1,904	3,321
Total "other-than-temporary" impairment losses on securities available-for-sale	(270)	(47)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(270)	(47)
Net realized investment gains	1,634	3,274
Other income (loss) (affiliated $145 and $42)	77	(512)
Total revenues	160,336	158,808

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $103,008 and $102,320)	102,820	102,133
Dividends to policyholders (all affiliated)	3,495	37
Amortization of deferred policy acquisition costs (affiliated $27,210 and $26,825)	27,567	27,243
Other underwriting expenses (affiliated $17,549 and $16,730)	17,557	16,785
Interest expense (all affiliated)	85	85
Other expenses (affiliated $496 and $449)	725	650
Total losses and expenses	152,249	146,933
Income before income tax expense	8,087	11,875

INCOME TAX EXPENSE (BENEFIT)
Current	2,374	3,308
Deferred	(415)	(181)
Total income tax expense	1,959	3,127
Net income	$6,128	$8,748

Net income per common share - basic and diluted	$0.29	$0.42

Dividend per common share	$0.190	$0.167

Average number of common shares outstanding - basic and diluted	20,989,844	20,611,286
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
($ in thousands, except share and per share amounts)	2016	2015
REVENUES
Premiums earned (affiliated $286,816, and $280,973)	$289,183	$283,336
Net investment income	24,409	22,647
Net realized investment gains, excluding impairment losses on securities available-for-sale	1,250	4,722
Total "other-than-temporary" impairment losses on securities available-for-sale	(701)	(665)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(701)	(665)
Net realized investment gains	549	4,057
Other income (affiliated $268 and $699)	66	1,103
Total revenues	314,207	311,143

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $188,266 and $177,592)	187,929	177,918
Dividends to policyholders (all affiliated)	7,348	2,937
Amortization of deferred policy acquisition costs (affiliated $53,328 and $52,037)	53,895	52,684
Other underwriting expenses (affiliated $34,520 and $34,251)	34,528	34,306
Interest expense (all affiliated)	169	169
Other expenses (affiliated $933 and $890)	1,374	1,317
Total losses and expenses	285,243	269,331
Income before income tax expense	28,964	41,812

INCOME TAX EXPENSE (BENEFIT)
Current	9,992	12,513
Deferred	(1,810)	221
Total income tax expense	8,182	12,734
Net income	$20,782	$29,078

Net income per common share - basic and diluted	$0.99	$1.42

Dividend per common share	$0.380	$0.333

Average number of common shares outstanding - basic and diluted	20,916,022	20,523,794
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands)	2016	2015
Net income	$6,128	$8,748

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $5,761 and $(8,399)	10,698	(15,596)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(1,071) and $(1,860)	(1,990)	(3,457)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(129) and $(161):
Net actuarial loss	270	240
Prior service credit	(508)	(538)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(238)	(298)

Other comprehensive income (loss)	8,470	(19,351)

Total comprehensive income (loss)	$14,598	$(10,603)

	Six months ended June 30,
($ in thousands)	2016	2015
Net income	$20,782	$29,078

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $12,371 and $(5,710)	22,973	(10,603)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(1,361) and $(2,624)	(2,529)	(4,875)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(265) and $(351):
Net actuarial loss	549	424
Prior service credit	(1,039)	(1,075)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(490)	(651)

Other comprehensive income (loss)	19,954	(16,129)

Total comprehensive income (loss)	$40,736	$12,949
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,782	$29,078
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $15,152 and $13,483)	12,064	10,277
Unearned premiums (affiliated $8,829 and $10,937)	9,013	9,924
Other policyholders' funds due to affiliate	2,866	(1,553)
Amounts due to/from affiliate to settle inter-company transaction balances	3,434	(7,432)
Net pension and postretirement benefits due from affiliate	(375)	(842)
Reinsurance receivables due from affiliate	1,284	2,670
Prepaid reinsurance premiums due from affiliate	(4,608)	2,383
Commissions payable (affiliated $(6,411) and $(3,404))	(6,472)	(3,401)
Deferred policy acquisition costs (affiliated $(789) and $(3,309))	(831)	(3,061)
Accrued investment income	219	(314)
Current income tax	3,489	3,979
Deferred income tax	(1,810)	221
Net realized investment gains	(549)	(4,057)
Other, net (affiliated $103 and $1,698)	5,228	7,572
Total adjustments to reconcile net income to net cash provided by operating activities	22,952	16,366
Net cash provided by operating activities	43,734	45,444
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(180,471)	(116,334)
Disposals of fixed maturity securities available-for-sale	178,454	77,417
Purchases of equity securities available-for-sale	(33,014)	(34,729)
Disposals of equity securities available-for-sale	28,787	30,816
Purchases of other long-term investments	(5,920)	(6,101)
Disposals of other long-term investments	198	301
Net (purchases) disposals of short-term investments	(29,286)	20,504
Net disbursements under reverse repurchase agreements	—	(16,850)
Net cash used in investing activities	(41,252)	(44,976)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	6,262	6,219
Repurchase of common stock	(383)	—
Excess tax benefit associated with affiliate’s stock plans	—	71
Dividends paid to stockholders (affiliated $(4,473) and $(3,924))	(7,867)	(6,792)
Net cash used in financing activities	(1,988)	(502)
NET INCREASE (DECREASE) IN CASH	494	(34)
Cash at the beginning of the year	224	383
Cash at the end of the quarter	$718	$349
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
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a new inter-company reinsurance program between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective from January 1, 2016 through June 30, 2016, and has a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.3 million. The second treaty is effective from July 1, 2016 through December 31, 2016, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) is subject to the terms of these treaties, and there is no co-participation provision. Losses and settlement expenses ceded to Employers Mutual through this arrangement totaled $1.6 million during the three and six months ended June 30, 2016.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual also approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.1 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The reinsurance subsidiary has purchased additional reinsurance protection (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduce the amount of losses ceded to Employers Mutual under the excess of loss agreement. The net cost of the external reinsurance protection will be approximately $3.5 million in 2016. There were no recoveries under these reinsurance arrangements during the first six months of 2016.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2016 and 2015 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended June 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$96,707	$—	$96,707
Assumed from nonaffiliates	1,252	37,527	38,779
Assumed from affiliates	128,283	—	128,283
Ceded to nonaffiliates	(5,847)	(5,851)	(11,698)
Ceded to affiliates	(99,862)	(1,270)	(101,132)
Net premiums written	$120,533	$30,406	$150,939

Premiums earned
Direct	$94,715	$—	$94,715
Assumed from nonaffiliates	1,135	37,680	38,815
Assumed from affiliates	119,665	—	119,665
Ceded to nonaffiliates	(5,874)	(1,735)	(7,609)
Ceded to affiliates	(97,870)	(1,270)	(99,140)
Net premiums earned	$111,771	$34,675	$146,446

Losses and settlement expenses incurred
Direct	$66,942	$—	$66,942
Assumed from nonaffiliates	784	21,379	22,163
Assumed from affiliates	85,822	365	86,187
Ceded to nonaffiliates	(3,526)	(485)	(4,011)
Ceded to affiliates	(68,556)	95	(68,461)
Net losses and settlement expenses incurred	$81,466	$21,354	$102,820

	Three months ended June 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$92,027	$—	$92,027
Assumed from nonaffiliates	1,147	34,890	36,037
Assumed from affiliates	125,416	—	125,416
Ceded to nonaffiliates	(5,752)	(825)	(6,577)
Ceded to affiliates	(92,027)	(2,725)	(94,752)
Net premiums written	$120,811	$31,340	$152,151

Premiums earned
Direct	$91,506	$—	$91,506
Assumed from nonaffiliates	1,059	37,324	38,383
Assumed from affiliates	116,141	—	116,141
Ceded to nonaffiliates	(5,946)	(1,248)	(7,194)
Ceded to affiliates	(91,506)	(2,725)	(94,231)
Net premiums earned	$111,254	$33,351	$144,605

Losses and settlement expenses incurred
Direct	$61,421	$—	$61,421
Assumed from nonaffiliates	677	20,464	21,141
Assumed from affiliates	83,602	226	83,828
Ceded to nonaffiliates	(1,462)	(1,262)	(2,724)
Ceded to affiliates	(61,421)	(112)	(61,533)
Net losses and settlement expenses incurred	$82,817	$19,316	$102,133

	Six months ended June 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$191,693	$—	$191,693
Assumed from nonaffiliates	2,209	71,786	73,995
Assumed from affiliates	247,129	—	247,129
Ceded to nonaffiliates	(11,228)	(7,831)	(19,059)
Ceded to affiliates	(198,003)	(2,540)	(200,543)
Net premiums written	$231,800	$61,415	$293,215

Premiums earned
Direct	$187,551	$—	$187,551
Assumed from nonaffiliates	2,162	72,396	74,558
Assumed from affiliates	237,927	—	237,927
Ceded to nonaffiliates	(11,562)	(2,890)	(14,452)
Ceded to affiliates	(193,861)	(2,540)	(196,401)
Net premiums earned	$222,217	$66,966	$289,183

Losses and settlement expenses incurred
Direct	$107,996	$—	$107,996
Assumed from nonaffiliates	1,505	44,581	46,086
Assumed from affiliates	147,276	753	148,029
Ceded to nonaffiliates	(3,603)	(1,392)	(4,995)
Ceded to affiliates	(109,610)	423	(109,187)
Net losses and settlement expenses incurred	$143,564	$44,365	$187,929

	Six months ended June 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$180,787	$—	$180,787
Assumed from nonaffiliates	2,118	72,867	74,985
Assumed from affiliates	238,561	—	238,561
Ceded to nonaffiliates	(11,072)	(1,706)	(12,778)
Ceded to affiliates	(180,787)	(5,693)	(186,480)
Net premiums written	$229,607	$65,468	$295,075

Premiums earned
Direct	$181,358	$—	$181,358
Assumed from nonaffiliates	2,092	73,195	75,287
Assumed from affiliates	228,902	—	228,902
Ceded to nonaffiliates	(11,535)	(3,625)	(15,160)
Ceded to affiliates	(181,358)	(5,693)	(187,051)
Net premiums earned	$219,459	$63,877	$283,336

Losses and settlement expenses incurred
Direct	$97,848	$—	$97,848
Assumed from nonaffiliates	1,223	41,364	42,587
Assumed from affiliates	139,500	469	139,969
Ceded to nonaffiliates	(1,231)	(3,188)	(4,419)
Ceded to affiliates	(97,848)	(219)	(98,067)
Net losses and settlement expenses incurred	$139,492	$38,426	$177,918

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement and amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance program.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the excess of loss reinsurance agreement(s).

4.	SEGMENT INFORMATION

The Company’s operations consist of a property and casualty insurance segment and a reinsurance segment.  The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts.  The reinsurance segment provides reinsurance for other insurers and reinsurers.  The segments are managed separately due to differences in the insurance products sold and the business environments in which they operate. Management evaluates the performance of its insurance segments using financial measurements based on Statutory Accounting Principles (SAP) instead of GAAP. Such measures include premiums written, premiums earned, statutory underwriting profit (loss), and investment results, as well as loss and loss adjustment expense ratios, underwriting expense ratios, and combined ratios.
Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$111,771	$34,675	$—	$146,446

Underwriting profit (loss):
SAP underwriting profit (loss)	(11,289)	5,026	—	(6,263)
GAAP adjustments	1,917	(647)	—	1,270
GAAP underwriting profit (loss)	(9,372)	4,379	—	(4,993)

Net investment income (loss)	8,568	3,608	3	12,179
Net realized investment gains	1,018	616	—	1,634
Other income (loss)	162	(85)	—	77
Interest expense	85	—	—	85
Other expenses	211	—	514	725
Income (loss) before income tax expense (benefit)	$80	$8,518	$(511)	$8,087

Three months ended June 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$111,254	$33,351	$—	$144,605

Underwriting profit (loss):
SAP underwriting profit (loss)	(12,617)	5,505	—	(7,112)
GAAP adjustments	6,105	(586)	—	5,519
GAAP underwriting profit (loss)	(6,512)	4,919	—	(1,593)

Net investment income (loss)	8,150	3,294	(3)	11,441
Net realized investment gains	2,277	997	—	3,274
Other income (loss)	190	(702)	—	(512)
Interest expense	85	—	—	85
Other expenses	166	—	484	650
Income (loss) before income tax expense (benefit)	$3,854	$8,508	$(487)	$11,875

Six months ended June 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$222,217	$66,966	$—	$289,183

Underwriting profit (loss):
SAP underwriting profit (loss)	(823)	7,088	—	6,265
GAAP adjustments	56	(838)	—	(782)
GAAP underwriting profit (loss)	(767)	6,250	—	5,483

Net investment income (loss)	17,339	7,065	5	24,409
Net realized investment gains	172	377	—	549
Other income (loss)	294	(228)	—	66
Interest expense	169	—	—	169
Other expenses	368	—	1,006	1,374
Income (loss) before income tax expense (benefit)	$16,501	$13,464	$(1,001)	$28,964

Assets	$1,148,627	$472,412	$564,143	$2,185,182
Eliminations	—	—	(554,785)	(554,785)
Reclassifications	—	—	(1,124)	(1,124)
Total assets	$1,148,627	$472,412	$8,234	$1,629,273

Six months ended June 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$219,459	$63,877	$—	$283,336

Underwriting profit (loss):
SAP underwriting profit (loss)	1,990	6,852	—	8,842
GAAP adjustments	5,576	1,073	—	6,649
GAAP underwriting profit (loss)	7,566	7,925	—	15,491

Net investment income (loss)	16,176	6,478	(7)	22,647
Net realized investment gains	2,977	1,080	—	4,057
Other income (loss)	372	731	—	1,103
Interest expense	169	—	—	169
Other expenses	372	—	945	1,317
Income (loss) before income tax expense (benefit)	$26,550	$16,214	$(952)	$41,812

Year ended December 31, 2015
Assets	$1,092,820	$437,575	$525,042	$2,055,437
Eliminations	—	—	(514,309)	(514,309)
Reclassifications	—	(5,173)	—	(5,173)
Total assets	$1,092,820	$432,402	$10,733	$1,535,955

The following table displays the net premiums earned for the property and casualty insurance segment and the reinsurance segment for the three and six months ended June 30, 2016 and 2015, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Property and casualty insurance segment
Commercial lines:
Automobile	$27,409	$26,222	$54,336	$51,618
Property	25,073	25,926	49,821	50,992
Workers' compensation	23,489	23,006	46,736	45,373
Liability	24,139	23,087	47,809	45,503
Other	2,073	2,046	4,144	4,012
Total commercial lines	102,183	100,287	202,846	197,498

Personal lines	9,588	10,967	19,371	21,961
Total property and casualty insurance	$111,771	$111,254	$222,217	$219,459

Reinsurance segment
Pro rata reinsurance	$15,468	$14,812	$29,109	$27,117
Excess of loss reinsurance	19,207	18,539	37,857	36,760
Total reinsurance	$34,675	$33,351	$66,966	$63,877

Consolidated	$146,446	$144,605	$289,183	$283,336

5.	INCOME TAXES
The actual income tax expense for the three and six months ended June 30, 2016 and 2015 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Computed "expected" income tax expense	$2,830	$4,156	$10,137	$14,634
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(697)	(687)	(1,392)	(1,385)
Dividends received deduction	(349)	(285)	(774)	(543)
Proration of tax-exempt interest and dividends received deduction	157	146	325	289
Other, net	18	(203)	(114)	(261)
Total income tax expense	$1,959	$3,127	$8,182	$12,734

The Company had no provision for uncertain income tax positions at June 30, 2016 or December 31, 2015.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during the three or six months ended June 30, 2016 or 2015.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2012.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Pension plans:
Service cost	$3,545	$3,330	$7,185	$6,974
Interest cost	2,544	2,364	5,069	4,642
Expected return on plan assets	(4,840)	(5,074)	(9,680)	(10,149)
Amortization of net actuarial loss	1,083	797	2,122	1,314
Amortization of prior service cost	7	7	15	15
Net periodic pension benefit cost	$2,339	$1,424	$4,711	$2,796

Postretirement benefit plans:
Service cost	$318	$353	$636	$706
Interest cost	554	537	1,108	1,074
Expected return on plan assets	(1,056)	(1,104)	(2,112)	(2,208)
Amortization of net actuarial loss	373	436	747	872
Amortization of prior service credit	(2,834)	(2,867)	(5,669)	(5,733)
Net periodic postretirement benefit income	$(2,645)	$(2,645)	$(5,290)	$(5,289)

Net periodic pension benefit cost allocated to the Company amounted to $683,000 and $436,000 for the three months and $1.4 million and $857,000 for the six months ended June 30, 2016 and 2015, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $730,000 and $762,000 for the three months and $1.5 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.
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
Stock Plans
Employers Mutual currently maintains two separate stock plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries.  A total of 2,250,000 shares of the Company’s common stock have been reserved for issuance under the 2003 Employers Mutual Casualty Company Incentive Stock Option Plan (2003 Plan) and a total of 3,000,000 shares have been reserved for issuance under the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan). During the second quarter of 2016, the compensation committees of Employers Mutual and the Company approved the issuance of restricted stock awards to the non-employee directors of the Company under the 2007 Plan.

The 2003 Plan permitted the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards.  No additional options can be granted under the 2003 Plan due to the expiration of the term of the plan. Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. Holders of unvested shares of restricted stock receive compensation income equal to the amount of any dividends declared on the common stock. During the second quarter of 2016, restricted stock awards were granted to non-employee directors of the Company. The awards vest over a period of three years or upon a director reaching 75 years of age while an active director.
The Senior Executive Compensation Committee of Employers Mutual’s Board of Directors grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers and directors.
The Company recognized compensation expense from these plans of $187,000 ($122,000 net of tax) and $111,000 ($72,000 net of tax) for the three months and $324,000 ($211,000 net of tax) and $184,000 ($120,000 net of tax) for the six months ended June 30, 2016 and 2015, respectively.  During the first six months of 2016, 118,588 shares of restricted stock were granted under the 2007 Plan to eligible participants, 69,057 shares of restricted stock vested, and 153,842 options were exercised under the plans at a weighted average exercise price of $15.64.

8.	DISCLOSURES ABOUT THE FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount and the estimated fair value of the Company’s financial instruments is summarized below.

June 30, 2016	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,275	$8,275
U.S. government-sponsored agencies	224,498	224,498
Obligations of states and political subdivisions	355,203	355,203
Commercial mortgage-backed	33,225	33,225
Residential mortgage-backed	86,907	86,907
Other asset-backed	23,262	23,262
Corporate	481,099	481,099
Total fixed maturity securities available-for-sale	1,212,469	1,212,469

Equity securities available-for-sale:
Common stocks:
Financial services	33,273	33,273
Information technology	28,036	28,036
Healthcare	25,621	25,621
Consumer staples	20,460	20,460
Consumer discretionary	24,242	24,242
Energy	19,965	19,965
Industrials	24,024	24,024
Other	19,904	19,904
Non-redeemable preferred stocks	19,462	19,462
Total equity securities available-for-sale	214,987	214,987

Short-term investments	67,885	67,885

Liabilities:
Surplus notes	25,000	11,834

December 31, 2015	Carrying amount	Estimated fair value
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$12,589
U.S. government-sponsored agencies	202,666	202,666
Obligations of states and political subdivisions	344,359	344,359
Commercial mortgage-backed	46,108	46,108
Residential mortgage-backed	88,543	88,543
Other asset-backed	17,844	17,844
Corporate	448,916	448,916
Total fixed maturity securities available-for-sale	1,161,025	1,161,025

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,955
Information technology	28,102	28,102
Healthcare	25,894	25,894
Consumer staples	18,200	18,200
Consumer discretionary	18,923	18,923
Energy	21,068	21,068
Industrials	20,416	20,416
Other	20,683	20,683
Non-redeemable preferred stocks	19,002	19,002
Total equity securities available-for-sale	206,243	206,243

Short-term investments	38,599	38,599

Liabilities:
Surplus notes	25,000	10,823

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2016 and December 31, 2015, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One equity security is reported as a Level 3 fair value measurement at June 30, 2016 and December 31, 2015, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at June 30, 2016 and December 31, 2015 include seven fixed maturity securities. Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the table below are the estimated fair values of the Company’s financial instruments as of June 30, 2016 and December 31, 2015.

June 30, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,275	$—	$8,275	$—
U.S. government-sponsored agencies	224,498	—	224,498	—
Obligations of states and political subdivisions	355,203	—	355,203	—
Commercial mortgage-backed	33,225	—	33,225	—
Residential mortgage-backed	86,907	—	86,907	—
Other asset-backed	23,262	—	23,262	—
Corporate	481,099	—	479,908	1,191
Total fixed maturity securities available-for-sale	1,212,469	—	1,211,278	1,191

Equity securities available-for-sale:
Common stocks:
Financial services	33,273	33,270	—	3
Information technology	28,036	28,036	—	—
Healthcare	25,621	25,621	—	—
Consumer staples	20,460	20,460	—	—
Consumer discretionary	24,242	24,242	—	—
Energy	19,965	19,965	—	—
Industrials	24,024	24,024	—	—
Other	19,904	19,904	—	—
Non-redeemable preferred stocks	19,462	12,000	7,462	—
Total equity securities available-for-sale	214,987	207,522	7,462	3

Short-term investments	67,885	67,885	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,834	—	—	11,834

December 31, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$—	$12,589	$—
U.S. government-sponsored agencies	202,666	—	202,666	—
Obligations of states and political subdivisions	344,359	—	344,359	—
Commercial mortgage-backed	46,108	—	46,108	—
Residential mortgage-backed	88,543	—	88,543	—
Other asset-backed	17,844	—	17,844	—
Corporate	448,916	—	447,587	1,329
Total fixed maturity securities available-for-sale	1,161,025	—	1,159,696	1,329

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,952	—	3
Information technology	28,102	28,102	—	—
Healthcare	25,894	25,894	—	—
Consumer staples	18,200	18,200	—	—
Consumer discretionary	18,923	18,923	—	—
Energy	21,068	21,068	—	—
Industrials	20,416	20,416	—	—
Other	20,683	20,683	—	—
Non-redeemable preferred stocks	19,002	11,706	7,296	—
Total equity securities available-for-sale	206,243	198,944	7,296	3

Short-term investments	38,599	38,599	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,823	—	—	10,823

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

Three months ended June 30, 2016	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,271	$3	$1,274
Settlements	(84)	—	(84)
Unrealized gains (losses) included in other comprehensive income	4	—	4
Balance at June 30, 2016	$1,191	$3	$1,194

Six months ended June 30, 2016
Beginning balance	$1,329	$3	$1,332
Settlements	(145)	—	(145)
Unrealized gains (losses) included in other comprehensive income	7	—	7
Balance at June 30, 2016	$1,191	$3	$1,194

Three months ended June 30, 2015	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,663	$3	$1,666
Settlements	(39)	—	(39)
Unrealized gains (losses) included in other comprehensive income	(2)	—	(2)
Balance at June 30, 2015	$1,622	$3	$1,625

Six months ended June 30, 2015
Beginning balance	$1,662	$3	$1,665
Settlements	(43)	—	(43)
Unrealized gains (losses) included in other comprehensive income	3	—	3
Balance at June 30, 2015	$1,622	$3	$1,625

There were no transfers into or out of Levels 1 or 2 during the six months ended June 30, 2016 or 2015.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2016 and December 31, 2015 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

June 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,830	$445	$—	$8,275
U.S. government-sponsored agencies	222,629	1,985	116	224,498
Obligations of states and political subdivisions	321,968	33,235	—	355,203
Commercial mortgage-backed	31,716	1,510	1	33,225
Residential mortgage-backed	93,053	2,374	8,520	86,907
Other asset-backed	22,168	1,095	1	23,262
Corporate	453,467	28,268	636	481,099
Total fixed maturity securities	1,152,831	68,912	9,274	1,212,469

Equity securities:
Common stocks:
Financial services	26,087	7,836	650	33,273
Information technology	19,271	8,838	73	28,036
Healthcare	14,956	10,744	79	25,621
Consumer staples	12,440	8,021	1	20,460
Consumer discretionary	15,802	8,586	146	24,242
Energy	15,146	5,632	813	19,965
Industrials	13,947	10,228	151	24,024
Other	14,616	5,368	80	19,904
Non-redeemable preferred stocks	18,031	1,485	54	19,462
Total equity securities	150,296	66,738	2,047	214,987
Total securities available-for-sale	$1,303,127	$135,650	$11,321	$1,427,456

December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$12,566	$23	$—	$12,589
U.S. government-sponsored agencies	202,486	1,817	1,637	202,666
Obligations of states and political subdivisions	319,940	24,419	—	344,359
Commercial mortgage-backed	44,433	1,692	17	46,108
Residential mortgage-backed	94,279	1,059	6,795	88,543
Other asset-backed	17,000	883	39	17,844
Corporate	439,513	12,992	3,589	448,916
Total fixed maturity securities	1,130,217	42,885	12,077	1,161,025

Equity securities:
Common stocks:
Financial services	24,557	9,731	333	33,955
Information technology	19,427	8,807	132	28,102
Healthcare	15,599	10,359	64	25,894
Consumer staples	11,136	7,090	26	18,200
Consumer discretionary	10,270	8,658	5	18,923
Energy	16,384	5,972	1,288	21,068
Industrials	11,525	8,902	11	20,416
Other	17,246	3,672	235	20,683
Non-redeemable preferred stocks	18,032	1,168	198	19,002
Total equity securities	144,176	64,359	2,292	206,243
Total securities available-for-sale	$1,274,393	$107,244	$14,369	$1,367,268

The following table sets forth the estimated fair value and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2016 and December 31, 2015, listed by length of time the securities were in an unrealized loss position.

June 30, 2016	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$25,614	$116	$—	$—	$25,614	$116
Commercial mortgage-backed	1,344	1	—	—	1,344	1
Residential mortgage-backed	9,570	1,104	23,339	7,416	32,909	8,520
Other asset-backed	6,922	1	—	—	6,922	1
Corporate	5,241	9	22,981	627	28,222	636
Total, fixed maturity securities	48,691	1,231	46,320	8,043	95,011	9,274
Equity securities:
Common stocks:
Financial services	6,213	492	1,282	158	7,495	650
Information technology	1,131	31	734	42	1,865	73
Healthcare	1,461	79	—	—	1,461	79
Consumer staples	—	—	95	1	95	1
Consumer discretionary	3,286	146	—	—	3,286	146
Energy	4,787	773	131	40	4,918	813
Industrials	2,485	151	—	—	2,485	151
Other	1,970	80	—	—	1,970	80
Non-redeemable preferred stocks	—	—	1,946	54	1,946	54
Total equity securities	21,333	1,752	4,188	295	25,521	2,047
Total temporarily impaired securities	$70,024	$2,983	$50,508	$8,338	$120,532	$11,321

December 31, 2015	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$78,800	$1,228	$34,079	$409	$112,879	$1,637
Commercial mortgage-backed	6,807	17	—	—	6,807	17
Residential mortgage-backed	22,028	1,694	22,781	5,101	44,809	6,795
Other asset-backed	6,013	39	—	—	6,013	39
Corporate	101,088	2,683	14,212	906	115,300	3,589
Total, fixed maturity securities	214,736	5,661	71,072	6,416	285,808	12,077
Equity securities:
Common stocks:
Financial services	6,387	333	—	—	6,387	333
Information technology	1,316	132	—	—	1,316	132
Healthcare	3,199	64	—	—	3,199	64
Consumer staples	1,244	26	—	—	1,244	26
Consumer discretionary	176	5	—	—	176	5
Energy	8,233	1,272	116	16	8,349	1,288
Industrials	1,263	11	—	—	1,263	11
Other	4,064	235	—	—	4,064	235
Non-redeemable preferred stocks	2,450	53	1,855	145	4,305	198
Total equity securities	28,332	2,131	1,971	161	30,303	2,292
Total temporarily impaired securities	$243,068	$7,792	$73,043	$6,577	$316,111	$14,369

Fixed maturity security fair values increased during the first six months of 2016 due to a decrease in interest rates.  Most of these securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2016.
The majority of the unrealized losses on common stocks at June 30, 2016 are from the energy and financial services sectors, though no individual security accounted for a material amount of unrealized losses.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2016.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2016.

The amortized cost and estimated fair value of fixed maturity securities at June 30, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair value
Securities available-for-sale:
Due in one year or less	$53,540	$53,791
Due after one year through five years	164,096	173,790
Due after five years through ten years	326,107	347,671
Due after ten years	481,112	513,831
Securities not due at a single maturity date	127,976	123,386
Totals	$1,152,831	$1,212,469

A summary of realized investment gains and (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Fixed maturity securities available-for-sale:
Gross realized investment gains	$1,005	$46	$1,674	$581
Gross realized investment losses	—	—	(299)	—

Equity securities available-for-sale:
Gross realized investment gains	2,766	5,742	4,848	8,336
Gross realized investment losses	(441)	(424)	(1,633)	(753)
"Other-than-temporary" impairments	(270)	(47)	(701)	(665)

Other long-term investments, net	(1,426)	(2,043)	(3,340)	(3,442)
Totals	$1,634	$3,274	$549	$4,057

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The net realized investment losses recognized on other long-term investments during the three and six months ended June 30, 2016 and 2015 represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2016.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

11.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company repurchased 17,300 shares of its common stock at an average cost of $22.14 during the first six months of 2016. No other purchases have been made under this program.

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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2015	$60,369	$(1,936)	$58,433
Other comprehensive income before reclassifications	22,973	—	22,973
Amounts reclassified from accumulated other comprehensive income	(2,529)	(490)	(3,019)
Other comprehensive income (loss)	20,444	(490)	19,954
Balance at June 30, 2016	$80,813	$(2,426)	$78,387

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and six months ended June 30, 2016 and 2015, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended June 30, 2016	Six months ended June 30, 2016	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$3,061	$3,890	Net realized investment gains
Deferred income tax expense	(1,071)	(1,361)	Income tax expense, current
Net reclassification adjustment	1,990	2,529

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(415)	(844)	(1)
Prior service credit	782	1,599	(1)
Total before tax	367	755
Deferred income tax expense	(129)	(265)	Income tax expense, current
Net reclassification adjustment	238	490

Total reclassification adjustment	$2,228	$3,019

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see Note 6, Employee Retirement Plans, for additional details).

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

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see Note 6, Employee Retirement Plans, for additional details).

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
In June 2016, the FASB issued updated guidance in Financial Instruments-Credit Losses Topic 326 of the ASC. The objective of this update is to provide information about expected credit losses on financial instruments and other commitments to extend credit. Specifically, this updated guidance replaces the current incurred loss impairment methodology, that delays recognition of a loss until it is probable a loss has been incurred, with a methodology that reflects expected credit losses considering a broader range of reasonable and supportable information. This guidance covers financial assets that are not accounted for at fair value through net income, thus will not be applicable to the Company's equity investments upon implementation of the updated guidance described above for the Financial Instruments-Overall Subtopic 825-10. This guidance is effective for interim and annual periods beginning after December 15, 2019, and is to be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Early adoption is permitted, but only to fiscal years beginning after December 15, 2018. The Company will adopt this guidance during the first quarter of 2020. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial condition and operating results.

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first six months of 2016.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first six months of 2016.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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
On July 29, 2016, management of the Company approved the adoption of a new reserving methodology for the determination of direct bulk reserves. The new methodology, which is referred to as the accident year ultimate estimate approach, will better conform to industry practices and will provide increased transparency of the drivers of the Company's performance. The transition to the new methodology, which will be utilized in the preparation of the September 30, 2016 financial statements, is not expected to have a material impact on the Company's third quarter financial results; however, there will be some movement of direct bulk reserves between loss reserves and settlement expense reserves, and likely some movement of direct bulk reserves between lines of business and accident years.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Property and casualty insurance
Premiums earned	$111,771	$111,254	$222,217	$219,459
Losses and settlement expenses	81,466	82,817	143,564	139,492
Acquisition and other expenses	39,677	34,949	79,420	72,401
Underwriting profit (loss)	$(9,372)	$(6,512)	$(767)	$7,566

GAAP ratios:
Loss and settlement expense ratio	72.9%	74.4%	64.6%	63.6%
Acquisition expense ratio	35.5%	31.5%	35.7%	33.0%
Combined ratio	108.4%	105.9%	100.3%	96.6%

Losses and settlement expenses:
Insured events of current year	$87,455	$83,007	$153,351	$148,947
Decrease in provision for insured events of prior years	(5,989)	(190)	(9,787)	(9,455)

Total losses and settlement expenses	$81,466	$82,817	$143,564	$139,492

Catastrophe and storm losses	$16,576	$16,970	$20,000	$18,731

Large losses	$10,000	$6,891	$13,035	$11,149

	Three months ended June 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$27,409	$24,684	90.1%	$26,222	$20,437	77.9%
Property	25,073	23,078	92.0%	25,926	22,029	85.0%
Workers' compensation	23,489	12,764	54.3%	23,006	15,982	69.5%
Liability	24,139	11,313	46.9%	23,087	13,006	56.3%
Other	2,073	9	0.5%	2,046	349	17.1%
Total commercial lines	102,183	71,848	70.3%	100,287	71,803	71.6%
Personal lines	9,588	9,618	100.3%	10,967	11,014	100.4%
Total property and casualty insurance	$111,771	$81,466	72.9%	$111,254	$82,817	74.4%

	Six months ended June 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$54,336	$43,489	80.0%	$51,618	$37,288	72.2%
Property	49,821	35,460	71.2%	50,992	34,362	67.4%
Workers' compensation	46,736	26,170	56.0%	45,373	27,493	60.6%
Liability	47,809	23,866	49.9%	45,503	23,942	52.6%
Other	4,144	(57)	(1.4)%	4,012	446	11.1%
Total commercial lines	202,846	128,928	63.6%	197,498	123,531	62.5%
Personal lines	19,371	14,636	75.6%	21,961	15,961	72.7%
Total property and casualty insurance	$222,217	$143,564	64.6%	$219,459	$139,492	63.6%

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2016	2015	2016	2015
Reinsurance
Premiums earned	$34,675	$33,351	$66,966	$63,877
Losses and settlement expenses	21,354	19,316	44,365	38,426
Acquisition and other expenses	8,942	9,116	16,351	17,526
Underwriting profit	$4,379	$4,919	$6,250	$7,925

GAAP ratios:
Loss and settlement expense ratio	61.6%	57.9%	66.2%	60.2%
Acquisition expense ratio	25.8%	27.3%	24.5%	27.4%
Combined ratio	87.4%	85.2%	90.7%	87.6%

Losses and settlement expenses:
Insured events of current year	$23,484	$22,263	$50,449	$46,701
Decrease in provision for insured events of prior years	(2,130)	(2,947)	(6,084)	(8,275)

Total losses and settlement expenses	$21,354	$19,316	$44,365	$38,426

Catastrophe and storm losses	$5,741	$1,451	$8,481	$4,260

	Three months ended June 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$15,468	$6,256	40.4%	$14,812	$4,073	27.5%
Excess of loss reinsurance	19,207	15,098	78.6%	18,539	15,243	82.2%
Total reinsurance	$34,675	$21,354	61.6%	$33,351	$19,316	57.9%

	Six months ended June 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$29,109	$16,132	55.4%	$27,117	$13,801	50.9%
Excess of loss reinsurance	37,857	28,233	74.6%	36,760	24,625	67.0%
Total reinsurance	$66,966	$44,365	66.2%	$63,877	$38,426	60.2%

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share amounts)	2016	2015	2016	2015
Consolidated
REVENUES
Premiums earned	$146,446	$144,605	$289,183	$283,336
Net investment income	12,179	11,441	24,409	22,647
Realized investment gains	1,634	3,274	549	4,057
Other income (loss)	77	(512)	66	1,103
	160,336	158,808	314,207	311,143
LOSSES AND EXPENSES
Losses and settlement expenses	102,820	102,133	187,929	177,918
Acquisition and other expenses	48,619	44,065	95,771	89,927
Interest expense	85	85	169	169
Other expense	725	650	1,374	1,317
	152,249	146,933	285,243	269,331

Income before income tax expense	8,087	11,875	28,964	41,812
Income tax expense	1,959	3,127	8,182	12,734
Net income	$6,128	$8,748	$20,782	$29,078

Net income per share	$0.29	$0.42	$0.99	$1.42

GAAP ratios:
Loss and settlement expense ratio	70.2%	70.6%	65.0%	62.8%
Acquisition expense ratio	33.2%	30.5%	33.1%	31.7%
Combined ratio	103.4%	101.1%	98.1%	94.5%

Losses and settlement expenses:
Insured events of current year	$110,939	$105,270	$203,800	$195,648
Decrease in provision for insured events of prior years	(8,119)	(3,137)	(15,871)	(17,730)

Total losses and settlement expenses	$102,820	$102,133	$187,929	$177,918

Catastrophe and storm losses	$22,317	$18,421	$28,481	$22,991

Large losses	$10,000	$6,891	$13,035	$11,149

The Company reported net income of $6.1 million ($0.29 per share) during the three months ended June 30, 2016, compared to $8.7 million ($0.42 per share) during the same period in 2015.  For the six months ended June 30, 2016, net income totaled $20.8 million ($0.99 per share) compared to $29.1 million ($1.42 per share) during the same period in 2015. Underwriting profitability for the first six months declined in both segments, primarily in the property and casualty insurance segment due to the cost of the new inter-company reinsurance program, as well as an increase in catastrophe and storm losses and large losses. On a consolidated basis, underwriting results remain profitable through the first half of the year, as the reinsurance segment's underwriting profit more than offset an underwriting loss in the property and casualty insurance segment. A decline in realized investment gains also contributed to the decreases in net income for both the three and six month periods.

Premium income
Premiums earned increased 1.3 percent and 2.1 percent to $146.4 million and $289.2 million for the three and six months ended June 30, 2016 from $144.6 million and $283.3 million for the same periods in 2015.  Both segments reported small increases in premium income despite increasingly competitive market conditions. Rate levels for both segments continue to be constrained by increased competition, especially for quality accounts with good loss experience. Average rate level increases were in the low single-digits in the property and casualty insurance segment during the first six months of 2016, and are expected to remain at that level during the remainder of the year. The January 1, 2016 renewal season, when approximately 70 percent of the reinsurance segment's business renews, saw continued pricing pressure, though the deterioration in pricing slowed considerably from that experienced in 2015.
Premiums earned for the property and casualty insurance segment increased 0.5 percent and 1.3 percent to $111.8 million and $222.2 million for the three and six months ended June 30, 2016 from $111.3 million and $219.5 million for the same periods in 2015.  The increases reported in 2016 reflect $3.2 million and $6.3 million, respectively, of premiums ceded to Employers Mutual for the cost of the new inter-company reinsurance program. Excluding these costs, premiums earned increased 3.3 percent and 4.1 percent, reflecting growth in insured exposures, an increase in new business, and small rate level increases on renewal business. New business premium (representing 14 percent of the pool participants’ direct written premiums at June 30, 2016) is approximately seven percent higher than the same period in 2015. Commercial lines accounted for most of the increase in new business premium; however, personal lines also reported an increase after several years of declining premium. Commercial lines new business continues to be in the desired range of growth, and was strongest outside of the core Midwest market, which helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately three percent during the first six months of 2016. Excluding the workers' compensation line of business, renewal rates across both commercial and personal lines of business increased approximately two percent during the first six months of 2016. The continued implementation of some mandatory rate reductions on workers' compensation business in a few states reduced the overall renewal rate increase to approximately one percent. Management continues to focus on the development and implementation of its new personal lines strategy, and is encouraged by the increase in new business premium. During the first six months of 2016, the overall policy retention rate remained strong at 86.6 percent (commercial lines at 86.9 percent and personal lines at 84.2 percent). These retention rates approximate those at the end of 2015.
Premiums earned for the reinsurance segment increased 4.0 percent and 4.8 percent to $34.7 million and $67.0 million for the three and six months ended June 30, 2016 from $33.4 million and $63.9 million for the same periods in 2015. These increases reflect reductions in the total cost of the revised excess of loss reinsurance program with Employers Mutual totaling $540,000 for the three months and $2.1 million for the six months ended June 30, 2016. In 2016, the total cost of the reinsurance program includes the premium paid to Employers Mutual, as well as the cost of Industry Loss Warranties (ILWs) that have been purchased from external parties to provide increased protection in peak exposure territories. During 2015, the premium paid to Employers Mutual (8 percent of total assumed reinsurance premiums written) included the cost of ILWs purchased by Employers Mutual for its benefit. The reinsurance subsidiary purchased its first ILW late in the first quarter for $1.1 million, and purchased $4.5 million of additional ILWs during the second quarter, with $915,000 and $1.1 million of ceded earned premium recognized on the ILWs during the three and six months ended June 30, 2016, respectively. Excluding the reduction in the cost of the revised excess of loss reinsurance program with Employers Mutual, premiums earned were up 2.4 percent and 1.5 percent for the three and six months ended June 30, 2016. Rates-on-line for excess of loss reinsurance renewal business declined less than two percent during the January 1, 2016 renewal season, and the decline was partially offset by a slight increase in limits purchased. During 2015, the ceded premium associated with the excess of loss reinsurance program was allocated to all lines of business (both pro rata and excess of loss) because it was a quota share arrangement whereby the premium was based on total assumed reinsurance premiums written. Beginning in 2016, the ceded premium for the revised excess of loss reinsurance program is being allocated to only the excess of loss business.

Losses and settlement expenses
Losses and settlement expenses increased 0.7 percent and 5.6 percent to $102.8 million and $187.9 million for the three and six months ended June 30, 2016 from $102.1 million and $177.9 million for the same periods in 2015.  The loss and settlement expense ratio decreased to 70.2 percent for the three months ended June 30, 2016 from 70.6 percent for the same period in 2015, but increased to 65.0 percent for the six months ended June 30, 2016 from 62.8 percent for the same period in 2015.  The loss and settlement expense ratios increased for both segments during the six months ended June 30, 2016 compared to the same period in 2015, particularly in the reinsurance segment which benefited from an unusually low amount of catastrophe and storm losses and reported large losses in 2015. The actuarial analysis of the Company’s carried reserves as of March 31, 2016 indicated that the level of reserve adequacy was consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 72.9 percent for the three months ended June 30, 2016 from 74.4 percent for the same period in 2015, but increased to 64.6 percent for the six months ended June 30, 2016 from 63.6 percent for the same period in 2015.  The improvement in the loss and settlement expense ratio for the second quarter is attributed to an increase in the amount of favorable development experienced on prior years' reserves, which was partially offset by an increase in large losses (defined as losses greater than $500,000 for the EMC Insurance Companies' pool, excluding catastrophe losses). The small increase in the loss and settlement expense ratio for the six months ended June 30, 2016 reflects an increase in both large losses, and catastrophe and storm losses. Two commercial fire losses during the second quarter are primarily responsible for the increase in large losses, and contributed to the 92.0 percent loss and settlement expense ratio reported for the commercial property line of business. Underwriting results for the commercial auto line of business continued to deteriorate during the second quarter, with the loss and settlement expense ratio increasing to 90.1 percent from 77.9 percent in the second quarter of 2015. Management has invested a significant amount of time and resources toward improving the performance of this line of business during 2016, including more aggressive underwriting and pricing, proper classification of risks and a review of the class of business restrictions; however, these efforts have not yet had a significant impact on performance. Industry projections forecast continued deterioration in this line of business, and management forecasts similar deterioration in the Company's commercial auto business if no additional steps are taken to improve profitability. Recognizing the importance of this issue, management recently implemented a more intensive, multi-year project with a goal of returning this line of business to profitability within the next three years. Catastrophe and storm losses accounted for 14.8 and 9.0 percentage points of the loss and settlement expense ratios for the three and six months ended June 30, 2016, respectively, compared to 15.3 and 8.5 percentage points for the same periods in 2015. The most recent 10-year averages for these periods are 19.8 and 12.3 percentage points, respectively. The property and casualty insurance segment recovered $1.6 million of catastrophe and storm losses under the new excess of loss reinsurance program with Employers Mutual during the second quarter. Taking this recovery and the premiums paid to Employers Mutual into consideration, the new reinsurance program added 0.6 and 1.1 percentage points, respectively, to the loss and settlement expense ratios for the three and six months ended June 30, 2016. As previously noted, favorable development on prior years' reserves increased substantially for the three months ended June 30, 2016 compared to the same period in 2015, resulting in a slightly higher amount of favorable development for the first six months of 2016 compared to the same period in 2015. Development amounts can vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms.
The loss and settlement expense ratios for the reinsurance segment increased to 61.6 percent and 66.2 percent for the three and six months ended June 30, 2016 from 57.9 percent and 60.2 percent for the same periods in 2015. These increases are primarily attributed to higher levels of catastrophe and storm losses and reported large losses (losses greater than $100,000), as well as declines in the amount of favorable development experienced on prior years' reserves. The decline in the total cost of the revised excess of loss reinsurance program with Employers Mutual produced decreases of 1.3 and 2.1 percentage points in the loss and settlement expense ratios for the three and six months ended June 30, 2016. Despite the reduced cost of the reinsurance program, the portion of the loss and settlement expense ratios attributable to catastrophe and storm losses increased significantly in 2016, totaling 16.6 and 12.7 percentage points, respectively, for the three and six month periods ended June 30, compared to the unusually low 4.3 and 6.7 percentage points reported during the same periods in 2015. Approximately 10.1 and 5.2 percentage points of the catastrophe and storm loss ratios reported for the three and six months ended June 30, 2016 are attributable to the Alberta wildfire in Canada. The most recent 10-year averages for catastrophe and storm losses for the three and six month periods ending June 30 are 15.8 and 12.5 percentage points, respectively. The decline in the amount of favorable development experienced on prior years' reserves reflects two large reductions made to carried reserves during the second quarter of 2015, which were mostly allocated to prior accident years. The first adjustment occurred when revised ultimate loss ratio information was received for several contract years from the ceding company for the offshore energy and liability proportional account. The second adjustment was from an account statement that contained a large reduction in reserves originally established in 2014.

Acquisition and other expenses
Acquisition and other expenses increased 10.3 percent and 6.5 percent to $48.6 million and $95.8 million for the three and six months ended June 30, 2016 from $44.1 million and $89.9 million for the same periods in 2015.  The acquisition expense ratios increased to 33.2 percent and 33.1 percent for the three and six months ended June 30, 2016 from 30.5 percent and 31.7 percent for the same periods in 2015.  Higher policyholder dividend expense associated with some safety dividend groups in the property and casualty insurance segment is largely responsible for this increase.

The acquisition expense ratios for the property and casualty insurance segment increased to 35.5 percent and 35.7 percent for the three and six months ended June 30, 2016 from 31.5 percent and 33.0 percent for the same periods in 2015. These increases are largely attributed to higher policyholder dividend expense resulting from favorable loss experience on some safety dividend groups. The 2016 ratios reflect the premiums ceded to Employers Mutual under the new aggregate catastrophe excess of loss reinsurance program, which added 1.0 and 0.9 percentage points, respectively, to the ratios.
The acquisition expense ratios for the reinsurance segment decreased to 25.8 percent and 24.5 percent for the three and six months ended June 30, 2016 from 27.3 percent and 27.4 percent for the same periods in 2015. The larger decrease for the six month period is primarily attributed to a $1.1 million commission adjustment reported by a ceding company during the first quarter of 2015 that related to prior periods. The 2016 ratios reflect the reduction in the total cost of the revised catastrophe excess of loss reinsurance program with Employers Mutual. However, the second quarter purchase of the ILWs resulted in an increase in ceded unearned premiums and a corresponding decrease in deferred acquisition costs, which increased the acquisition expense ratios by 1.1 and 0.6 percentage points for the three and six months ended June 30, 2016.

Investment results
Net investment income increased 6.5 percent and 7.8 percent to $12.2 million and $24.4 million for the three and six months ended June 30, 2016 from $11.4 million and $22.6 million for the same periods in 2015. These increases are primarily attributed to higher amounts of dividend income in 2016, including the receipt of approximately $480,000 of special dividends during the first quarter, but also reflect an increase in interest income resulting from a higher average invested balance in fixed maturity securities. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has remained relatively steady over the past year, coming in at 3.8 percent at June 30, 2016 compared to 3.9 percent at both December 31, 2015 and June 30, 2015.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, declined slightly to 4.3 at June 30, 2016 from 4.6 at December 31, 2015. The Company’s equity portfolio produced dividend income of $1.7 million and $3.8 million during the three and six months ended June 30, 2016 compared to $1.4 million and $2.7 million during the same periods in 2015.
The Company had net realized investment gains of $1.6 million and $549,000 during the three and six months ended June 30, 2016 compared to $3.3 million and $4.1 million during the same periods in 2015. The reported amounts include losses of $1.4 million and $3.3 million generated during the three and six months ended June 30, 2016 from declines in the carrying value of a limited partnership that the Company invests in to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). Losses on this limited partnership amounted to $2.0 million and $3.4 million, respectively, during the same periods in 2015. The Company recognized "other-than-temporary" impairment losses of $270,000 and $701,000 during the three and six months ended June 30, 2016, compared to $47,000 and $665,000 during the same periods in 2015. These impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $85,000 and $228,000 during the three and six months ended June 30, 2016, compared to a loss of $704,000 during the three months ended June 30, 2015 and a gain of $730,000 during the six months ended June 30, 2015.

Income tax
Income tax expense decreased to $2.0 million and $8.2 million for the three and six months ended June 30, 2016 from $3.1 million and $12.7 million for the same periods in 2015. The effective tax rates for the three and six months ended June 30, 2016 were 24.2 percent and 28.2 percent, compared to 26.3 percent and 30.5 percent for the same periods in 2015. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent are tax-exempt interest income earned and the dividends received deduction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $43.7 million and $45.4 million during the first six months of 2016 and 2015, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2016 without prior regulatory approval is approximately $49.8 million.  The Company received $1.4 million and $2.4 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $7.9 million and $6.8 million during the first six months of 2016 and 2015, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2016 and December 31, 2015, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $38.8 million and $20.0 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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
The Company held $12.1 million and $9.9 million in minority ownership interests in limited partnerships and limited liability companies at June 30, 2016 and December 31, 2015, respectively.  During the first six months of 2016 and 2015, the Company invested $4.9 million and $4.0 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
During 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.9 million at both June 30, 2016 and December 31, 2015.
The Company’s cash balance was $718,000 and $224,000 at June 30, 2016 and December 31, 2015, respectively.
During the first six months of 2016, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2016 planned contribution to its pension plan, if made, will be approximately $2.5 million. No contributions will be made to the VEBA trust in 2016.
During the first six months of 2015, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $1.2 million for its share of the total 2015 pension contribution (no contributions were made to the postretirement benefit plans during 2015).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2016.
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

The Company’s total cash and invested assets at June 30, 2016 and December 31, 2015 are summarized as follows:

	June 30, 2016
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,152,831	$1,212,469	80.4%	$1,212,469
Equity securities available-for-sale	150,296	214,987	14.3	214,987
Cash	718	718	—	718
Short-term investments	67,885	67,885	4.5	67,885
Other long-term investments	12,084	12,084	0.8	12,084
	$1,383,814	$1,508,143	100.0%	$1,508,143

	December 31, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,130,217	$1,161,025	82.0%	$1,161,025
Equity securities available-for-sale	144,176	206,243	14.6	206,243
Cash	224	224	—	224
Short-term investments	38,599	38,599	2.7	38,599
Other long-term investments	9,930	9,930	0.7	9,930
	$1,323,146	$1,416,021	100.0%	$1,416,021

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2016 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,830	$445	$—	$8,275
U.S. government-sponsored agencies	222,629	1,985	116	224,498
Obligations of states and political subdivisions	321,968	33,235	—	355,203
Commercial mortgage-backed	31,716	1,510	1	33,225
Residential mortgage-backed	93,053	2,374	8,520	86,907
Other asset-backed	22,168	1,095	1	23,262
Corporate	453,467	28,268	636	481,099
Total fixed maturity securities	1,152,831	68,912	9,274	1,212,469

Equity securities:
Common stocks:
Financial services	26,087	7,836	650	33,273
Information technology	19,271	8,838	73	28,036
Healthcare	14,956	10,744	79	25,621
Consumer staples	12,440	8,021	1	20,460
Consumer discretionary	15,802	8,586	146	24,242
Energy	15,146	5,632	813	19,965
Industrials	13,947	10,228	151	24,024
Other	14,616	5,368	80	19,904
Non-redeemable preferred stocks	18,031	1,485	54	19,462
Total equity securities	150,296	66,738	2,047	214,987
Total securities available-for-sale	$1,303,127	$135,650	$11,321	$1,427,456

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $169,000 during the first six months of 2016 and 2015.  During the first quarter of 2016, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2015.
As of June 30, 2016, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded $270,000 and $701,000 of "other-than-temporary" investment impairment losses during the three and six months ended June 30, 2016, compared to $47,000 and $665,000 during the same periods in 2015. The impairment losses were recognized on securities held in the Company's equity portfolio.
At June 30, 2016, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2016.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $7.4 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2016.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$25,614	$116	$—	$—	$25,614	$116
Commercial mortgage-backed	1,344	1	—	—	1,344	1
Residential mortgage-backed	9,570	1,104	23,339	7,416	32,909	8,520
Other asset-backed	6,922	1	—	—	6,922	1
Corporate	5,241	9	22,981	627	28,222	636
Total, fixed maturity securities	48,691	1,231	46,320	8,043	95,011	9,274
Equity securities:
Common stocks:
Financial services	6,213	492	1,282	158	7,495	650
Information technology	1,131	31	734	42	1,865	73
Healthcare	1,461	79	—	—	1,461	79
Consumer staples	—	—	95	1	95	1
Consumer discretionary	3,286	146	—	—	3,286	146
Energy	4,787	773	131	40	4,918	813
Industrials	2,485	151	—	—	2,485	151
Other	1,970	80	—	—	1,970	80
Non-redeemable preferred stocks	—	—	1,946	54	1,946	54
Total equity securities	21,333	1,752	4,188	295	25,521	2,047
Total temporarily impaired securities	$70,024	$2,983	$50,508	$8,338	$120,532	$11,321

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2016, the Company held $3.1 million of non-investment grade fixed maturity securities in a net unrealized gain position of $58,000.

Following is a schedule of gross realized losses recognized in the first six months of 2016.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	2,995	2,696	299	—	299
Subtotal, fixed maturity securities	2,995	2,696	299	—	299

Equity securities:
Three months or less	8,615	7,243	1,372	141	1,513
Over three months to six months	1,979	1,796	183	104	287
Over six months to nine months	360	354	6	450	456
Over nine months to twelve months	900	828	72	—	72
Over twelve months	—	—	—	6	6
Subtotal, equity securities	11,854	10,221	1,633	701	2,334

Total realized losses	$14,849	$12,917	$1,932	$701	$2,633

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2025.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2016 did not change materially from those presented in the Company’s 2015 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $856,000 and $912,000 as of June 30, 2016 and December 31, 2015, respectively. Premium tax offsets of $977,000 and $1.1 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2016 and December 31, 2015, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.0 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2016.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2016:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) (2) (3)
4/1/2016 - 4/302016	90	$26.27	—	$19,108
5/1/2016 - 5/31/2016	14	26.97	—	19,108
6/1/2016 - 6/30/2016	1,196	26.71	—	19,108
Total	1,300	$26.68	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2016.

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