Form 10-Q
period 2016-09-30
EMC INSURANCE GROUP INC
filed 2016-11-04
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common stock, $1.00 par value	21,103,634

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,184,470 and $1,130,217)	$1,237,150	$1,161,025
Equity securities available-for-sale, at fair value (cost $151,852 and $144,176)	219,282	206,243
Other long-term investments	9,941	9,930
Short-term investments	42,611	38,599
Total investments	1,508,984	1,415,797

Cash	350	224
Reinsurance receivables due from affiliate	22,590	24,236
Prepaid reinsurance premiums due from affiliate	11,588	6,563
Deferred policy acquisition costs (affiliated $44,320 and $40,535)	44,620	40,720
Prepaid pension and postretirement benefits due from affiliate	11,043	12,133
Accrued investment income	12,143	10,789
Amounts receivable under reverse repurchase agreements	16,850	16,850
Accounts receivable	2,958	804
Income taxes recoverable	—	1,735
Goodwill	942	942
Other assets (affiliated $4,838 and $4,595)	5,437	5,162
Total assets	$1,637,505	$1,535,955
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $695,461 and $671,169)	$700,565	$678,774
Unearned premiums (affiliated $271,539 and $238,637)	272,900	239,435
Other policyholders' funds (all affiliated)	11,809	8,721
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	4,025	6,408
Pension benefits payable to affiliate	3,826	4,299
Income taxes payable	156	—
Deferred income taxes	25,894	19,029
Other liabilities (affiliated $24,659 and $28,598)	30,921	29,351
Total liabilities	1,075,096	1,011,017

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,084,948 shares in 2016 and 20,780,439 shares in 2015	21,085	20,781
Additional paid-in capital	115,724	108,747
Accumulated other comprehensive income	75,529	58,433
Retained earnings	350,071	336,977
Total stockholders' equity	562,409	524,938
Total liabilities and stockholders' equity	$1,637,505	$1,535,955
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands, except share and per share amounts)	2016	2015
REVENUES
Premiums earned (affiliated $149,988 and $144,540)	$152,181	$145,788
Net investment income	11,474	11,299
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	(917)	8,126
Total "other-than-temporary" impairment losses on securities available-for-sale	(275)	(628)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(275)	(628)
Net realized investment gains (losses)	(1,192)	7,498
Other income (loss) (affiliated $39 and $420)	(85)	519
Total revenues	162,378	165,104

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $106,795 and $101,323)	108,173	102,685
Dividends to policyholders (all affiliated)	3,944	3,555
Amortization of deferred policy acquisition costs (affiliated $26,256 and $25,835)	26,845	26,139
Other underwriting expenses (affiliated $17,600 and $16,046)	17,606	16,045
Interest expense (all affiliated)	84	84
Other expenses (affiliated $481 and $473)	679	675
Total losses and expenses	157,331	149,183
Income before income tax expense	5,047	15,921

INCOME TAX EXPENSE (BENEFIT)
Current	1,448	3,081
Deferred	(530)	1,651
Total income tax expense	918	4,732
Net income	$4,129	$11,189

Net income per common share - basic and diluted	$0.20	$0.54

Dividend per common share	$0.190	$0.170

Average number of common shares outstanding - basic and diluted	21,060,665	20,684,890
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
($ in thousands, except share and per share amounts)	2016	2015
REVENUES
Premiums earned (affiliated $436,804, and $425,513)	$441,364	$429,124
Net investment income	35,883	33,946
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	333	12,848
Total "other-than-temporary" impairment losses on securities available-for-sale	(976)	(1,293)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(976)	(1,293)
Net realized investment gains (losses)	(643)	11,555
Other income (loss) (affiliated $307 and $1,119)	(19)	1,622
Total revenues	476,585	476,247

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $295,061 and $278,915)	296,102	280,603
Dividends to policyholders (all affiliated)	11,292	6,492
Amortization of deferred policy acquisition costs (affiliated $79,584 and $77,872)	80,740	78,823
Other underwriting expenses (affiliated $52,120 and $50,297)	52,134	50,351
Interest expense (all affiliated)	253	253
Other expenses (affiliated $1,414 and $1,363)	2,053	1,992
Total losses and expenses	442,574	418,514
Income before income tax expense	34,011	57,733

INCOME TAX EXPENSE (BENEFIT)
Current	11,440	15,594
Deferred	(2,340)	1,872
Total income tax expense	9,100	17,466
Net income	$24,911	$40,267

Net income per common share - basic and diluted	$1.19	$1.96

Dividend per common share	$0.570	$0.503

Average number of common shares outstanding - basic and diluted	20,964,236	20,577,493
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands)	2016	2015
Net income	$4,129	$11,189

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $(1,226) and $(2,288)	(2,275)	(4,252)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(252) and $(89)	(466)	(164)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(62) and $(169):
Net actuarial loss	722	224
Prior service credit	(839)	(537)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(117)	(313)

Other comprehensive income (loss)	(2,858)	(4,729)

Total comprehensive income	$1,271	$6,460

	Nine months ended September 30,
($ in thousands)	2016	2015
Net income	$24,911	$40,267

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $11,145 and $(7,998)	20,698	(14,855)
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(1,613) and $(2,713)	(2,995)	(5,039)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(327) and $(520):
Net actuarial loss	1,271	648
Prior service credit	(1,878)	(1,612)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(607)	(964)

Other comprehensive income (loss)	17,096	(20,858)

Total comprehensive income	$42,007	$19,409
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
($ in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$24,911	$40,267
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $24,292 and $24,595)	21,791	22,621
Unearned premiums (affiliated $32,902 and $32,636)	33,465	31,593
Other policyholders' funds due to affiliate	3,088	(1,560)
Amounts due to/from affiliate to settle inter-company transaction balances	(2,383)	(1,212)
Net pension and postretirement benefits due from affiliate	(317)	(2,366)
Reinsurance receivables due from affiliate	1,646	3,204
Prepaid reinsurance premiums due from affiliate	(5,025)	1,227
Commissions payable (affiliated $(3,682) and $(801))	(3,743)	(778)
Deferred policy acquisition costs (affiliated $(3,785) and $(5,629))	(3,900)	(5,367)
Accrued investment income	(1,354)	(1,421)
Current income tax	1,891	(2,577)
Deferred income tax	(2,340)	1,872
Net realized investment (gains) losses	643	(11,555)
Other, net (affiliated $(451) and $704)	6,769	9,092
Total adjustments to reconcile net income to net cash provided by operating activities	50,231	42,773
Net cash provided by operating activities	75,142	83,040
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(338,659)	(185,108)
Disposals of fixed maturity securities available-for-sale	282,787	118,513
Purchases of equity securities available-for-sale	(45,632)	(66,030)
Disposals of equity securities available-for-sale	40,525	54,411
Purchases of other long-term investments	(5,920)	(7,758)
Disposals of other long-term investments	480	1,958
Net (purchases) disposals of short-term investments	(4,012)	20,464
Net disbursements under reverse repurchase agreements	—	(16,850)
Net cash used in investing activities	(70,431)	(80,400)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	7,615	7,738
Repurchase of common stock	(383)	—
Excess tax benefit associated with affiliate’s stock plans	—	83
Dividends paid to stockholders (affiliated $(6,710) and $(5,925))	(11,817)	(10,274)
Net cash used in financing activities	(4,585)	(2,453)
NET INCREASE IN CASH	126	187
Cash at the beginning of the year	224	383
Cash at the end of the quarter	$350	$570
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
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a new inter-company reinsurance program between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual for calendar year 2016. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty was effective from January 1, 2016 through June 30, 2016, and had a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty was approximately $6.3 million. The second treaty is effective from July 1, 2016 through December 31, 2016, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.5 million. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision. Losses and settlement expenses ceded to Employers Mutual under these treaties totaled $3.5 million and $5.1 million during the three and nine months ended September 30, 2016, respectively. Only $213,000 remains in the $15.0 million retention before recoveries will be realized under the July 1, 2016 through December 31, 2016 treaty.
The Inter-Company Committees of the boards of directors of the Company and Employers Mutual also approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual for calendar year 2016. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $2.0 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.1 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The reinsurance subsidiary has purchased additional reinsurance protection (Industry Loss Warranties) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduce the amount of losses ceded to Employers Mutual under the catastrophe excess of loss program. The net cost of the external reinsurance protection will be approximately $3.5 million in 2016. There were no recoveries under the reinsurance program during the first nine months of 2016.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended September 30, 2016 and 2015 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling, quota share and excess of loss agreements with Employers Mutual are reported as “affiliated” balances.

	Three months ended September 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$119,849	$—	$119,849
Assumed from nonaffiliates	1,221	39,592	40,813
Assumed from affiliates	146,289	—	146,289
Ceded to nonaffiliates	(7,841)	(983)	(8,824)
Ceded to affiliates	(120,614)	(1,270)	(121,884)
Net premiums written	$138,904	$37,339	$176,243

Premiums earned
Direct	$96,730	$—	$96,730
Assumed from nonaffiliates	1,170	39,394	40,564
Assumed from affiliates	122,058	—	122,058
Ceded to nonaffiliates	(6,091)	(2,315)	(8,406)
Ceded to affiliates	(97,495)	(1,270)	(98,765)
Net premiums earned	$116,372	$35,809	$152,181

Losses and settlement expenses incurred
Direct	$59,831	$—	$59,831
Assumed from nonaffiliates	793	27,206	27,999
Assumed from affiliates	85,196	280	85,476
Ceded to nonaffiliates	(895)	(944)	(1,839)
Ceded to affiliates	(63,282)	(12)	(63,294)
Net losses and settlement expenses incurred	$81,643	$26,530	$108,173

	Three months ended September 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$117,187	$—	$117,187
Assumed from nonaffiliates	1,178	34,954	36,132
Assumed from affiliates	141,200	—	141,200
Ceded to nonaffiliates	(7,656)	(774)	(8,430)
Ceded to affiliates	(117,187)	(2,734)	(119,921)
Net premiums written	$134,722	$31,446	$166,168

Premiums earned
Direct	$92,083	$—	$92,083
Assumed from nonaffiliates	1,073	35,939	37,012
Assumed from affiliates	118,784	—	118,784
Ceded to nonaffiliates	(6,104)	(1,170)	(7,274)
Ceded to affiliates	(92,083)	(2,734)	(94,817)
Net premiums earned	$113,753	$32,035	$145,788

Losses and settlement expenses incurred
Direct	$53,717	$—	$53,717
Assumed from nonaffiliates	655	27,677	28,332
Assumed from affiliates	76,697	252	76,949
Ceded to nonaffiliates	(1,376)	(877)	(2,253)
Ceded to affiliates	(53,717)	(343)	(54,060)
Net losses and settlement expenses incurred	$75,976	$26,709	$102,685

	Nine months ended September 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$311,542	$—	$311,542
Assumed from nonaffiliates	3,430	111,378	114,808
Assumed from affiliates	393,418	—	393,418
Ceded to nonaffiliates	(19,069)	(8,814)	(27,883)
Ceded to affiliates	(318,617)	(3,810)	(322,427)
Net premiums written	$370,704	$98,754	$469,458

Premiums earned
Direct	$284,281	$—	$284,281
Assumed from nonaffiliates	3,332	111,790	115,122
Assumed from affiliates	359,985	—	359,985
Ceded to nonaffiliates	(17,653)	(5,205)	(22,858)
Ceded to affiliates	(291,356)	(3,810)	(295,166)
Net premiums earned	$338,589	$102,775	$441,364

Losses and settlement expenses incurred
Direct	$167,827	$—	$167,827
Assumed from nonaffiliates	2,298	71,787	74,085
Assumed from affiliates	232,472	1,033	233,505
Ceded to nonaffiliates	(4,498)	(2,336)	(6,834)
Ceded to affiliates	(172,892)	411	(172,481)
Net losses and settlement expenses incurred	$225,207	$70,895	$296,102

	Nine months ended September 30, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$297,974	$—	$297,974
Assumed from nonaffiliates	3,296	107,821	111,117
Assumed from affiliates	379,761	—	379,761
Ceded to nonaffiliates	(18,728)	(2,480)	(21,208)
Ceded to affiliates	(297,974)	(8,427)	(306,401)
Net premiums written	$364,329	$96,914	$461,243

Premiums earned
Direct	$273,441	$—	$273,441
Assumed from nonaffiliates	3,165	109,134	112,299
Assumed from affiliates	347,686	—	347,686
Ceded to nonaffiliates	(17,639)	(4,795)	(22,434)
Ceded to affiliates	(273,441)	(8,427)	(281,868)
Net premiums earned	$333,212	$95,912	$429,124

Losses and settlement expenses incurred
Direct	$151,565	$—	$151,565
Assumed from nonaffiliates	1,878	69,041	70,919
Assumed from affiliates	216,197	721	216,918
Ceded to nonaffiliates	(2,607)	(4,065)	(6,672)
Ceded to affiliates	(151,565)	(562)	(152,127)
Net losses and settlement expenses incurred	$215,468	$65,135	$280,603

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement and amounts ceded to Employers Mutual under the terms of the catastrophe excess of loss reinsurance program.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the catastrophe excess of loss reinsurance program.

4.	SEGMENT INFORMATION

The Company’s operations consist of a property and casualty insurance segment and a reinsurance segment.  The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts.  The reinsurance segment provides reinsurance for other insurers and reinsurers.  The segments are managed separately due to differences in the insurance products sold and the business environments in which they operate. Management evaluates the performance of its insurance segments using financial measurements based on Statutory Accounting Principles (SAP) instead of GAAP. Such measures include premiums written, premiums earned, statutory underwriting profit (loss), and investment results, as well as loss and loss adjustment expense ratios, trade underwriting expense ratios, and combined ratios.
Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$116,372	$35,809	$—	$152,181

Underwriting profit (loss):
SAP underwriting profit (loss)	(8,081)	689	—	(7,392)
GAAP adjustments	2,970	35	—	3,005
GAAP underwriting profit (loss)	(5,111)	724	—	(4,387)

Net investment income (loss)	8,185	3,285	4	11,474
Net realized investment gains (losses)	(799)	(393)	—	(1,192)
Other income (loss)	172	(257)	—	(85)
Interest expense	84	—	—	84
Other expenses	190	—	489	679
Income (loss) before income tax expense (benefit)	$2,173	$3,359	$(485)	$5,047

Three months ended September 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$113,753	$32,035	$—	$145,788

Underwriting profit (loss):
SAP underwriting profit (loss)	(2,487)	(2,167)	—	(4,654)
GAAP adjustments	2,386	(368)	—	2,018
GAAP underwriting profit (loss)	(101)	(2,535)	—	(2,636)

Net investment income (loss)	8,125	3,176	(2)	11,299
Net realized investment gains (losses)	4,889	2,609	—	7,498
Other income (loss)	210	309	—	519
Interest expense	84	—	—	84
Other expenses	196	—	479	675
Income (loss) before income tax expense (benefit)	$12,843	$3,559	$(481)	$15,921

Nine months ended September 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$338,589	$102,775	$—	$441,364

Underwriting profit (loss):
SAP underwriting profit (loss)	(8,904)	7,777	—	(1,127)
GAAP adjustments	3,026	(803)	—	2,223
GAAP underwriting profit (loss)	(5,878)	6,974	—	1,096

Net investment income (loss)	25,524	10,350	9	35,883
Net realized investment gains (losses)	(627)	(16)	—	(643)
Other income (loss)	466	(485)	—	(19)
Interest expense	253	—	—	253
Other expenses	558	—	1,495	2,053
Income (loss) before income tax expense (benefit)	$18,674	$16,823	$(1,486)	$34,011

Assets	$1,170,108	$465,733	$562,535	$2,198,376
Eliminations	—	—	(554,093)	(554,093)
Reclassifications	(2,187)	(3,426)	(1,165)	(6,778)
Total assets	$1,167,921	$462,307	$7,277	$1,637,505

Nine months ended September 30, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$333,212	$95,912	$—	$429,124

Underwriting profit (loss):
SAP underwriting profit (loss)	(497)	4,685	—	4,188
GAAP adjustments	7,962	705	—	8,667
GAAP underwriting profit (loss)	7,465	5,390	—	12,855

Net investment income (loss)	24,301	9,654	(9)	33,946
Net realized investment gains (losses)	7,866	3,689	—	11,555
Other income (loss)	582	1,040	—	1,622
Interest expense	253	—	—	253
Other expenses	568	—	1,424	1,992
Income (loss) before income tax expense (benefit)	$39,393	$19,773	$(1,433)	$57,733

Year ended December 31, 2015
Assets	$1,092,820	$437,575	$525,042	$2,055,437
Eliminations	—	—	(514,309)	(514,309)
Reclassifications	—	(5,173)	—	(5,173)
Total assets	$1,092,820	$432,402	$10,733	$1,535,955

The following table displays the net premiums earned for the property and casualty insurance segment and the reinsurance segment for the three and nine months ended September 30, 2016 and 2015, by line of insurance.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Property and casualty insurance segment
Commercial lines:
Automobile	$28,113	$27,080	$82,449	$78,698
Property	27,471	26,526	77,292	77,518
Workers' compensation	24,536	23,777	71,272	69,150
Liability	24,277	23,449	72,086	68,952
Other	2,102	2,032	6,246	6,044
Total commercial lines	106,499	102,864	309,345	300,362

Personal lines	9,873	10,889	29,244	32,850
Total property and casualty insurance	$116,372	$113,753	$338,589	$333,212

Reinsurance segment
Pro rata reinsurance	$15,066	$13,037	$44,175	$40,154
Excess of loss reinsurance	20,743	18,998	58,600	55,758
Total reinsurance	$35,809	$32,035	$102,775	$95,912

Consolidated	$152,181	$145,788	$441,364	$429,124

5.	INCOME TAXES
The actual income tax expense for the three and nine months ended September 30, 2016 and 2015 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Computed "expected" income tax expense	$1,767	$5,573	$11,904	$20,207
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(709)	(687)	(2,101)	(2,072)
Dividends received deduction	(336)	(266)	(1,110)	(809)
Proration of tax-exempt interest and dividends received deduction	157	143	482	432
Other, net	39	(31)	(75)	(292)
Total income tax expense	$918	$4,732	$9,100	$17,466

The Company had no provision for uncertain income tax positions at September 30, 2016 or December 31, 2015.  The Company did not recognize any interest expense or other penalties related to U.S. federal or state income taxes during the three or nine months ended September 30, 2016 or 2015.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013.

6.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Pension plans:
Service cost	$3,639	$3,497	$10,824	$10,471
Interest cost	2,551	2,341	7,620	6,983
Expected return on plan assets	(4,841)	(5,074)	(14,521)	(15,223)
Amortization of net actuarial loss	1,111	719	3,233	2,033
Amortization of prior service cost	9	8	24	23
Net periodic pension benefit cost	$2,469	$1,491	$7,180	$4,287

Postretirement benefit plans:
Service cost	$319	$353	$955	$1,059
Interest cost	553	537	1,661	1,611
Expected return on plan assets	(1,056)	(1,104)	(3,168)	(3,312)
Amortization of net actuarial loss	374	437	1,121	1,309
Amortization of prior service credit	(2,835)	(2,867)	(8,504)	(8,600)
Net periodic postretirement benefit income	$(2,645)	$(2,644)	$(7,935)	$(7,933)

Net periodic pension benefit cost allocated to the Company amounted to $1.1 million and $456,000 for the three months and $2.5 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $937,000 and $761,000 for the three months and $2.4 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.
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

The 2003 Plan permitted the issuance of incentive stock options only, while the 2007 Plan permits the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards.  No additional options can be granted under the 2003 Plan due to the expiration of the term of the plan. Options granted under the plans generally have a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant, with the exception of death or permanent disability, any unvested shares of restricted stock are forfeited on termination of employment, including retirement. Holders of unvested shares of restricted stock receive compensation income equal to the amount of any dividends declared on the common stock. During the second quarter of 2016, 2,000 shares of restricted stock was granted to non-employee directors of the Company. The restricted stock vests over a period of three years or upon a director reaching 75 years of age while an active director.
The Senior Executive Compensation Committee of Employers Mutual’s Board of Directors grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers and directors.
The Company recognized compensation expense from these plans of $218,000 ($142,000 net of tax) and $167,000 ($108,000 net of tax) for the three months and $542,000 ($353,000 net of tax) and $351,000 ($228,000 net of tax) for the nine months ended September 30, 2016 and 2015, respectively.  During the first nine months of 2016, 118,588 shares of restricted stock were granted under the 2007 Plan to eligible participants, 69,057 shares of restricted stock vested, and 196,248 options were exercised under the plans at a weighted average exercise price of $15.54.

8.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015 are summarized in the tables below.

September 30, 2016	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,207	$8,207
U.S. government-sponsored agencies	237,494	237,494
Obligations of states and political subdivisions	349,912	349,912
Commercial mortgage-backed	41,882	41,882
Residential mortgage-backed	99,509	99,509
Other asset-backed	28,251	28,251
Corporate	471,895	471,895
Total fixed maturity securities available-for-sale	1,237,150	1,237,150

Equity securities available-for-sale:
Common stocks:
Financial services	32,419	32,419
Information technology	30,937	30,937
Healthcare	27,519	27,519
Consumer staples	21,066	21,066
Consumer discretionary	24,046	24,046
Energy	18,829	18,829
Industrials	23,694	23,694
Other	21,322	21,322
Non-redeemable preferred stocks	19,450	19,450
Total equity securities available-for-sale	219,282	219,282

Short-term investments	42,611	42,611

Liabilities:
Surplus notes	25,000	12,131

December 31, 2015	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$12,589
U.S. government-sponsored agencies	202,666	202,666
Obligations of states and political subdivisions	344,359	344,359
Commercial mortgage-backed	46,108	46,108
Residential mortgage-backed	88,543	88,543
Other asset-backed	17,844	17,844
Corporate	448,916	448,916
Total fixed maturity securities available-for-sale	1,161,025	1,161,025

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,955
Information technology	28,102	28,102
Healthcare	25,894	25,894
Consumer staples	18,200	18,200
Consumer discretionary	18,923	18,923
Energy	21,068	21,068
Industrials	20,416	20,416
Other	20,683	20,683
Non-redeemable preferred stocks	19,002	19,002
Total equity securities available-for-sale	206,243	206,243

Short-term investments	38,599	38,599

Liabilities:
Surplus notes	25,000	10,823

The estimated fair values of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.
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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At September 30, 2016 and December 31, 2015, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One equity security is reported as a Level 3 fair value measurement at September 30, 2016 and December 31, 2015, since no reliable observable inputs are used in its valuation.  This equity security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service at September 30, 2016 include nine fixed maturity securities (seven at December 31, 2015). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of September 30, 2016 and December 31, 2015.

September 30, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,207	$—	$8,207	$—
U.S. government-sponsored agencies	237,494	—	237,494	—
Obligations of states and political subdivisions	349,912	—	349,912	—
Commercial mortgage-backed	41,882	—	41,882	—
Residential mortgage-backed	99,509	—	99,509	—
Other asset-backed	28,251	—	28,251	—
Corporate	471,895	—	470,825	1,070
Total fixed maturity securities available-for-sale	1,237,150	—	1,236,080	1,070

Equity securities available-for-sale:
Common stocks:
Financial services	32,419	32,416	—	3
Information technology	30,937	30,937	—	—
Healthcare	27,519	27,519	—	—
Consumer staples	21,066	21,066	—	—
Consumer discretionary	24,046	24,046	—	—
Energy	18,829	18,829	—	—
Industrials	23,694	23,694	—	—
Other	21,322	21,322	—	—
Non-redeemable preferred stocks	19,450	11,991	7,459	—
Total equity securities available-for-sale	219,282	211,820	7,459	3

Short-term investments	42,611	42,611	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	12,131	—	—	12,131

December 31, 2015		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$12,589	$—	$12,589	$—
U.S. government-sponsored agencies	202,666	—	202,666	—
Obligations of states and political subdivisions	344,359	—	344,359	—
Commercial mortgage-backed	46,108	—	46,108	—
Residential mortgage-backed	88,543	—	88,543	—
Other asset-backed	17,844	—	17,844	—
Corporate	448,916	—	447,587	1,329
Total fixed maturity securities available-for-sale	1,161,025	—	1,159,696	1,329

Equity securities available-for-sale:
Common stocks:
Financial services	33,955	33,952	—	3
Information technology	28,102	28,102	—	—
Healthcare	25,894	25,894	—	—
Consumer staples	18,200	18,200	—	—
Consumer discretionary	18,923	18,923	—	—
Energy	21,068	21,068	—	—
Industrials	20,416	20,416	—	—
Other	20,683	20,683	—	—
Non-redeemable preferred stocks	19,002	11,706	7,296	—
Total equity securities available-for-sale	206,243	198,944	7,296	3

Short-term investments	38,599	38,599	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	10,823	—	—	10,823

Presented in the tables below are a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

Three months ended September 30, 2016	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,191	$3	$1,194
Settlements	(117)	—	(117)
Unrealized gains (losses) included in other comprehensive income (loss)	(4)	—	(4)
Balance at September 30, 2016	$1,070	$3	$1,073

Nine months ended September 30, 2016
Beginning balance	$1,329	$3	$1,332
Settlements	(262)	—	(262)
Unrealized gains (losses) included in other comprehensive income (loss)	3	—	3
Balance at September 30, 2016	$1,070	$3	$1,073

Three months ended September 30, 2015	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Total
Beginning balance	$1,622	$3	$1,625
Settlements	(171)	—	(171)
Unrealized gains (losses) included in other comprehensive income (loss)	2	—	2
Balance at September 30, 2015	$1,453	$3	$1,456

Nine months ended September 30, 2015
Beginning balance	$1,662	$3	$1,665
Settlements	(214)	—	(214)
Unrealized gains (losses) included in other comprehensive income (loss)	5	—	5
Balance at September 30, 2015	$1,453	$3	$1,456

There were no transfers into or out of Levels 1 or 2 during the nine months ended September 30, 2016 or 2015.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2016 and December 31, 2015 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

September 30, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,835	$372	$—	$8,207
U.S. government-sponsored agencies	236,698	1,408	612	237,494
Obligations of states and political subdivisions	320,330	29,601	19	349,912
Commercial mortgage-backed	40,800	1,208	126	41,882
Residential mortgage-backed	106,044	2,245	8,780	99,509
Other asset-backed	27,239	1,112	100	28,251
Corporate	445,524	26,584	213	471,895
Total fixed maturity securities	1,184,470	62,530	9,850	1,237,150

Equity securities:
Common stocks:
Financial services	24,115	8,748	444	32,419
Information technology	19,482	11,457	2	30,937
Healthcare	16,522	11,040	43	27,519
Consumer staples	14,059	7,066	59	21,066
Consumer discretionary	15,399	8,983	336	24,046
Energy	14,021	5,167	359	18,829
Industrials	13,390	10,375	71	23,694
Other	16,833	4,700	211	21,322
Non-redeemable preferred stocks	18,031	1,501	82	19,450
Total equity securities	151,852	69,037	1,607	219,282
Total securities available-for-sale	$1,336,322	$131,567	$11,457	$1,456,432

December 31, 2015	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$12,566	$23	$—	$12,589
U.S. government-sponsored agencies	202,486	1,817	1,637	202,666
Obligations of states and political subdivisions	319,940	24,419	—	344,359
Commercial mortgage-backed	44,433	1,692	17	46,108
Residential mortgage-backed	94,279	1,059	6,795	88,543
Other asset-backed	17,000	883	39	17,844
Corporate	439,513	12,992	3,589	448,916
Total fixed maturity securities	1,130,217	42,885	12,077	1,161,025

Equity securities:
Common stocks:
Financial services	24,557	9,731	333	33,955
Information technology	19,427	8,807	132	28,102
Healthcare	15,599	10,359	64	25,894
Consumer staples	11,136	7,090	26	18,200
Consumer discretionary	10,270	8,658	5	18,923
Energy	16,384	5,972	1,288	21,068
Industrials	11,525	8,902	11	20,416
Other	17,246	3,672	235	20,683
Non-redeemable preferred stocks	18,032	1,168	198	19,002
Total equity securities	144,176	64,359	2,292	206,243
Total securities available-for-sale	$1,274,393	$107,244	$14,369	$1,367,268

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2016 and December 31, 2015, listed by length of time the securities were in an unrealized loss position.

September 30, 2016	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$56,223	$612	$—	$—	$56,223	$612
Obligations of states and political subdivisions	2,836	19	—	—	2,836	19
Commercial mortgage-backed	20,698	126	—	—	20,698	126
Residential mortgage-backed	24,298	1,103	25,791	7,677	50,089	8,780
Other asset-backed	7,526	100	—	—	7,526	100
Corporate	22,582	134	8,646	79	31,228	213
Total fixed maturity securities	134,163	2,094	34,437	7,756	168,600	9,850
Equity securities:
Common stocks:
Financial services	4,802	444	—	—	4,802	444
Information technology	52	2	—	—	52	2
Healthcare	873	43	—	—	873	43
Consumer staples	1,079	59	—	—	1,079	59
Consumer discretionary	3,813	336	—	—	3,813	336
Energy	4,899	359	—	—	4,899	359
Industrials	1,097	71	—	—	1,097	71
Other	2,448	211	—	—	2,448	211
Non-redeemable preferred stocks	—	—	1,918	82	1,918	82
Total equity securities	19,063	1,525	1,918	82	20,981	1,607
Total temporarily impaired securities	$153,226	$3,619	$36,355	$7,838	$189,581	$11,457

December 31, 2015	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$78,800	$1,228	$34,079	$409	$112,879	$1,637
Commercial mortgage-backed	6,807	17	—	—	6,807	17
Residential mortgage-backed	22,028	1,694	22,781	5,101	44,809	6,795
Other asset-backed	6,013	39	—	—	6,013	39
Corporate	101,088	2,683	14,212	906	115,300	3,589
Total fixed maturity securities	214,736	5,661	71,072	6,416	285,808	12,077
Equity securities:
Common stocks:
Financial services	6,387	333	—	—	6,387	333
Information technology	1,316	132	—	—	1,316	132
Healthcare	3,199	64	—	—	3,199	64
Consumer staples	1,244	26	—	—	1,244	26
Consumer discretionary	176	5	—	—	176	5
Energy	8,233	1,272	116	16	8,349	1,288
Industrials	1,263	11	—	—	1,263	11
Other	4,064	235	—	—	4,064	235
Non-redeemable preferred stocks	2,450	53	1,855	145	4,305	198
Total equity securities	28,332	2,131	1,971	161	30,303	2,292
Total temporarily impaired securities	$243,068	$7,792	$73,043	$6,577	$316,111	$14,369

The fair values of fixed maturity securities generally increased during the first nine months of 2016 due to a decline in interest rates. Most of the securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2016.
The majority of the unrealized losses on common stocks at September 30, 2016 are from the financial services, energy and consumer discretionary sectors, though no individual security accounted for a material amount of unrealized losses.  Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2016.
All of the Company’s preferred stock holdings are perpetual preferred stocks.  The Company evaluates perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2016.

The amortized cost and estimated fair values of fixed maturity securities at September 30, 2016, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$33,776	$34,148
Due after one year through five years	165,885	174,885
Due after five years through ten years	324,442	344,608
Due after ten years	510,334	538,909
Securities not due at a single maturity date	150,033	144,600
Totals	$1,184,470	$1,237,150

A summary of realized investment gains and (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Fixed maturity securities available-for-sale:
Gross realized investment gains	$261	$61	$1,935	$642
Gross realized investment losses	(218)	—	(517)	—

Equity securities available-for-sale:
Gross realized investment gains	1,001	3,345	5,849	11,681
Gross realized investment losses	(50)	(2,525)	(1,683)	(3,278)
"Other-than-temporary" impairments	(275)	(628)	(976)	(1,293)

Other long-term investments, net	(1,911)	7,245	(5,251)	3,803
Totals	$(1,192)	$7,498	$(643)	$11,555

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The net realized investment losses recognized on other long-term investments during the three and nine months ended September 30, 2016 and 2015 represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2016.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

11.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company repurchased 17,300 shares of its common stock at an average cost of $22.14 during the first nine months of 2016. No other purchases have been made under this program.

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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2015	$60,369	$(1,936)	$58,433
Other comprehensive income before reclassifications	20,698	—	20,698
Amounts reclassified from accumulated other comprehensive income	(2,995)	(607)	(3,602)
Other comprehensive income (loss)	17,703	(607)	17,096
Balance at September 30, 2016	$78,072	$(2,543)	$75,529

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and nine months ended September 30, 2016 and 2015, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended September 30, 2016	Nine months ended September 30, 2016	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$718	$4,608	Net realized investment gains
Deferred income tax expense	(252)	(1,613)	Income tax expense, current
Net reclassification adjustment	466	2,995

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(1,112)	(1,956)	(1)
Prior service credit	1,291	2,890	(1)
Total before tax	179	934
Deferred income tax expense	(62)	(327)	Income tax expense, current
Net reclassification adjustment	117	607

Total reclassification adjustment	$583	$3,602

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first nine months of 2016.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first nine months of 2016.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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
During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and will provide increased transparency of the drivers of the property and casualty insurance segment's performance. Although the reserves carried at September 30, 2016 were calculated under the new reserving methodology, the explicit drivers of development on prior years' reserves for the three and nine months ended September 30, 2016 cannot be identified because the reserves carried at December 31, 2015 were calculated under the prior reserving methodology, and the implicit accident year ultimate assumptions underlying that methodology are not known. The explicit drivers of development on prior years' reserves will be identifiable beginning in the first quarter of 2017.
The implementation of the new reserving methodology did not have a material impact on total carried reserves for the property and casualty insurance segment at September 30, 2016; however, approximately $5.6 million of incurred but not reported (IBNR) loss reserves and settlement expense reserves were reallocated from prior accident years to the current accident year in multiple lines of business. This reduction in prior accident years' reserves is reported as favorable development; however, this development is "mechanical" in nature, and did not have any impact on earnings because the total amount of carried reserves did not change as a result of this reallocation.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Property and casualty insurance
Premiums earned	$116,372	$113,753	$338,589	$333,212
Losses and settlement expenses	81,643	75,976	225,207	215,468
Acquisition and other expenses	39,840	37,878	119,260	110,279
Underwriting profit (loss)	$(5,111)	$(101)	$(5,878)	$7,465

GAAP ratios:
Loss and settlement expense ratio	70.2%	66.8%	66.5%	64.7%
Acquisition expense ratio	34.2%	33.3%	35.2%	33.1%
Combined ratio	104.4%	100.1%	101.7%	97.8%

Losses and settlement expenses:
Insured events of current year	$94,085	$80,698	$247,436	$229,645
Decrease in provision for insured events of prior years	(12,442)	(4,722)	(22,229)	(14,177)

Total losses and settlement expenses	$81,643	$75,976	$225,207	$215,468

Catastrophe and storm losses	$14,787	$9,920	$34,787	$28,651

Large losses[1]	N/A	$10,304	N/A	$21,453
1 Large losses are defined as reported current accident year losses greater than $500 for the EMC Insurance Companies' pool, excluding catastrophe and storm losses. Under the property and casualty insurance segment's prior reserving methodology, large losses had a direct impact on earnings. Under the new reserving methodology, large losses are taken into consideration when establishing the current accident quarter/year ultimate estimates of losses, but there is no longer a direct relationship between large losses and earnings. As a result, it is no longer meaningful to report large losses separately. The amount of large losses previously reported for the first six months of 2016 has not been carried forward and disclosed for the nine months ended September 30, 2016, because it would not be comparable to the amount reported for the first nine months of 2015.

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted from the reallocation of direct bulk reserves from prior accident years to the current accident year in connection with the change in reserving methodology that was implemented in the property and casualty insurance segment during the third quarter of 2016 (no impact on earnings).  The result is an approximation of the implied amount of favorable development that had an impact on earnings.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Reported amount of favorable development experienced on prior years' reserves	$(12,442)	$(4,722)	$(22,229)	$(14,177)
Adjustment for favorable development included in the reported development amount that had no impact on earnings	5,592	—	5,592	—
Approximation of the implied amount of favorable development that had an impact on earnings	$(6,850)	$(4,722)	$(16,637)	$(14,177)

	Three months ended September 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$28,113	$26,274	93.5%	$27,080	$24,555	90.7%
Property	27,471	17,227	62.7%	26,526	19,290	72.7%
Workers' compensation	24,536	13,510	55.1%	23,777	12,098	50.9%
Liability	24,277	14,179	58.4%	23,449	10,726	45.7%
Other	2,102	705	33.6%	2,032	348	17.1%
Total commercial lines	106,499	71,895	67.5%	102,864	67,017	65.2%
Personal lines	9,873	9,748	98.7%	10,889	8,959	82.3%
Total property and casualty insurance	$116,372	$81,643	70.2%	$113,753	$75,976	66.8%

	Nine months ended September 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$82,449	$69,763	84.6%	$78,698	$61,843	78.6%
Property	77,292	52,687	68.2%	77,518	53,652	69.2%
Workers' compensation	71,272	39,680	55.7%	69,150	39,591	57.3%
Liability	72,086	38,045	52.8%	68,952	34,668	50.3%
Other	6,246	648	10.4%	6,044	794	13.1%
Total commercial lines	309,345	200,823	64.9%	300,362	190,548	63.4%
Personal lines	29,244	24,384	83.4%	32,850	24,920	75.9%
Total property and casualty insurance	$338,589	$225,207	66.5%	$333,212	$215,468	64.7%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Reinsurance
Premiums earned	$35,809	$32,035	$102,775	$95,912
Losses and settlement expenses	26,530	26,709	70,895	65,135
Acquisition and other expenses	8,555	7,861	24,906	25,387
Underwriting profit (loss)	$724	$(2,535)	$6,974	$5,390

GAAP ratios:
Loss and settlement expense ratio	74.1%	83.4%	69.0%	67.9%
Acquisition expense ratio	23.9%	24.5%	24.2%	26.5%
Combined ratio	98.0%	107.9%	93.2%	94.4%

Losses and settlement expenses:
Insured events of current year	$27,326	$24,214	$77,775	$70,915
(Decrease) increase in provision for insured events of prior years	(796)	2,495	(6,880)	(5,780)

Total losses and settlement expenses	$26,530	$26,709	$70,895	$65,135

Catastrophe and storm losses	$2,266	$7,844	$10,747	$12,104

The following table presents the reported amounts of (favorable) adverse development experienced on prior years’ reserves and the portion of the reported development amounts that resulted from the reallocation of reserves on a two-year contract from the current accident year to the prior accident year in the reinsurance segment during the third quarter of 2015 (no impact on earnings).  The result is an approximation of the implied amount of (favorable) adverse development that had an impact on earnings.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Reported amount of (favorable) adverse development experienced on prior years' reserves	$(796)	$2,495	$(6,880)	$(5,780)
Adjustment for adverse development included in the reported development amount that had no impact on earnings	—	(2,361)	—	(2,361)
Approximation of the implied amount of (favorable) adverse development that had an impact on earnings	$(796)	$134	$(6,880)	$(8,141)

	Three months ended September 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$15,066	$10,235	67.9%	$13,037	$9,667	74.2%
Excess of loss reinsurance	20,743	16,295	78.6%	18,998	17,042	89.7%
Total reinsurance	$35,809	$26,530	74.1%	$32,035	$26,709	83.4%

	Nine months ended September 30,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$44,175	$26,367	59.7%	$40,154	$23,468	58.4%
Excess of loss reinsurance	58,600	44,528	76.0%	55,758	41,667	74.7%
Total reinsurance	$102,775	$70,895	69.0%	$95,912	$65,135	67.9%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share amounts)	2016	2015	2016	2015
Consolidated
REVENUES
Premiums earned	$152,181	$145,788	$441,364	$429,124
Net investment income	11,474	11,299	35,883	33,946
Realized investment gains (losses)	(1,192)	7,498	(643)	11,555
Other income (loss)	(85)	519	(19)	1,622
	162,378	165,104	476,585	476,247
LOSSES AND EXPENSES
Losses and settlement expenses	108,173	102,685	296,102	280,603
Acquisition and other expenses	48,395	45,739	144,166	135,666
Interest expense	84	84	253	253
Other expense	679	675	2,053	1,992
	157,331	149,183	442,574	418,514

Income before income tax expense	5,047	15,921	34,011	57,733
Income tax expense	918	4,732	9,100	17,466
Net income	$4,129	$11,189	$24,911	$40,267

Net income per share	$0.20	$0.54	$1.19	$1.96

GAAP ratios:
Loss and settlement expense ratio	71.1%	70.4%	67.1%	65.4%
Acquisition expense ratio	31.8%	31.4%	32.7%	31.6%
Combined ratio	102.9%	101.8%	99.8%	97.0%

Losses and settlement expenses:
Insured events of current year	$121,411	$104,912	$325,211	$300,560
Decrease in provision for insured events of prior years	(13,238)	(2,227)	(29,109)	(19,957)

Total losses and settlement expenses	$108,173	$102,685	$296,102	$280,603

Catastrophe and storm losses	$17,053	$17,764	$45,534	$40,755

Large losses[1]	N/A	$10,304	N/A	$21,453
1 Large losses are defined as reported current accident year losses greater than $500 for the EMC Insurance Companies' pool, excluding catastrophe losses. Under the property and casualty insurance segment's prior reserving methodology, large losses had a direct impact on earnings. Under the new reserving methodology, large losses are taken into consideration when establishing the current accident quarter/year ultimate estimates of losses, but there is no longer a direct relationship between large losses and earnings. As a result, it is no longer meaningful to report large losses separately. The amount of large losses previously reported for the first six months of 2016 has not been carried forward and disclosed for the nine months ended September 30, 2016, because it would not be comparable to the amount reported for the first nine months of 2015.

The following table presents the reported amounts of favorable development experienced on prior years’ reserves and the portion of the reported development amounts that resulted from 1) the reallocation of direct bulk reserves from prior accident years to the current accident year in connection with the change in reserving methodology that was implemented in the property and casualty insurance segment during the third quarter of 2016 (no impact on earnings), and 2) the reallocation of reserves on a two-year contract from the current accident year to the prior accident year in the reinsurance segment during the third quarter of 2015 (no impact on earnings).  The result is an approximation of the implied amount of favorable development that had an impact on earnings.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2016	2015	2016	2015
Reported amount of favorable development experienced on prior years' reserves	$(13,238)	$(2,227)	$(29,109)	$(19,957)
Adjustment for favorable (adverse) development included in the reported development amount that had no impact on earnings	5,592	(2,361)	5,592	(2,361)
Approximation of the implied amount of favorable development that had an impact on earnings	$(7,646)	$(4,588)	$(23,517)	$(22,318)

The Company reported net income of $4.1 million ($0.20 per share) during the three months ended September 30, 2016, compared to $11.2 million ($0.54 per share) during the same period in 2015.  For the nine months ended September 30, 2016, net income totaled $24.9 million ($1.19 per share) compared to $40.3 million ($1.96 per share) during the same period in 2015. The decreases in net income are primarily attributed to a significant decline in realized investment gains (realized investment losses were reported for the three and nine months ended September 30, 2016, compared to realized investment gains for the same periods in 2015), and a decline in underwriting profitability. The decline in realized investment gains was primarily driven by the Company's equity tail-risk hedging strategy, which generated a large amount of realized investment gains in August of 2015 when the equity markets declined sharply, but has otherwise generated realized investment losses. The decline in underwriting profitability is attributed to the property and casualty insurance segment, which was primarily driven by an increase in catastrophe and storm losses, but also reflects poor underwriting results in the personal lines of business and commercial auto line of business, and an increase in policyholder dividend expense. On a consolidated basis, underwriting results remained profitable through the first nine months of the year, as the reinsurance segment's underwriting profit more than offset an underwriting loss in the property and casualty insurance segment.

Premium income
Premiums earned increased 4.4 percent and 2.9 percent to $152.2 million and $441.4 million for the three and nine months ended September 30, 2016 from $145.8 million and $429.1 million for the same periods in 2015.  Both segments reported small increases in premium income for these periods, despite increasingly competitive market conditions. Rate levels for both segments continue to be constrained by increased competition, especially for quality accounts with good loss experience. Average rate level increases are just slightly positive in the property and casualty insurance segment during the first nine months of 2016, and are expected to remain at that level during the remainder of the year. The January 1, 2016 renewal season, when approximately 70 percent of the reinsurance segment's business renews, saw continued pricing pressure, though the deterioration in pricing slowed considerably from that experienced in 2015.

Premiums earned for the property and casualty insurance segment increased 2.3 percent and 1.6 percent to $116.4 million and $338.6 million for the three and nine months ended September 30, 2016 from $113.8 million and $333.2 million for the same periods in 2015.  The increases reported in 2016 reflect $765,000 and $7.1 million, respectively, of premiums ceded to Employers Mutual for the cost of the new inter-company reinsurance program. Excluding these amounts, premiums earned increased 3.7 percent and 3.0 percent for the three and nine month periods, reflecting growth in insured exposures, an increase in new business, and small rate level increases on renewal business. New business premium (representing 14 percent of the pool participants’ direct written premiums at September 30, 2016) is approximately 13 percent higher than the same period in 2015. Commercial lines accounted for most of the increase in new business premium; however, personal lines also reported an increase after several years of declining premium. Commercial lines new business continues to be in the desired range of growth, and was strongest outside of the core Midwest market, which helps diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately two percent during the first nine months of 2016. Excluding the workers' compensation line of business, renewal rates across both commercial and personal lines of business increased approximately one percent during the first nine months of 2016. Factoring in the continued implementation of some mandatory rate reductions on workers' compensation business in a few states, the overall renewal rate increase is still positive, but is less than one percent. Management continues to focus on the implementation of its new personal lines strategy, and is encouraged by the increase in new business premium. During the first nine months of 2016, the overall policy retention rate remained strong at 86.7 percent (commercial lines at 86.9 percent and personal lines at 84.5 percent). These retention rates approximate those at the end of 2015.
Premiums earned for the reinsurance segment increased 11.8 percent and 7.2 percent to $35.8 million and $102.8 million for the three and nine months ended September 30, 2016 from $32.0 million and $95.9 million for the same periods in 2015. These increases reflect reductions in the total cost of the revised excess of loss reinsurance program with Employers Mutual totaling $246,000 for the three months and $2.4 million for the nine months ended September 30, 2016. In 2016, the total cost of the reinsurance program includes the premium paid to Employers Mutual, as well as the cost of Industry Loss Warranties (ILWs) that have been purchased from external parties to provide increased protection in peak exposure territories. During 2015, the premium paid to Employers Mutual (8 percent of total assumed reinsurance premiums written) included the cost of ILWs purchased by Employers Mutual for its benefit. The reinsurance subsidiary has purchased $5.1 million of ILWs during the first nine months of 2016, with $1.2 million and $2.2 million of ceded earned premium recognized on the ILWs during the three and nine months ended September 30, 2016, respectively. Excluding the reduction in the cost of the revised excess of loss reinsurance program with Employers Mutual, premiums earned were up 11.0 percent and 4.7 percent for the three and nine months ended September 30, 2016. These increases were driven by new accounts and growth in the pro rata line of business, partially offset by a decline in the marine business attributed to the offshore energy and liability proportional account. During 2015, the ceded premium associated with the excess of loss reinsurance program was allocated to all lines of business (both pro rata and excess of loss) because it was a quota share arrangement whereby the premium was based on total assumed reinsurance premiums written. Beginning in 2016, the ceded premium for the revised excess of loss reinsurance program is being allocated to only the excess of loss business.

Losses and settlement expenses
Losses and settlement expenses increased 5.3 percent and 5.5 percent to $108.2 million and $296.1 million for the three and nine months ended September 30, 2016 from $102.7 million and $280.6 million for the same periods in 2015.  The loss and settlement expense ratios increased to 71.1 percent and 67.1 percent for the three and nine months ended September 30, 2016 from 70.4 percent and 65.4 percent for the same periods in 2015.  The loss and settlement expense ratios increased for both segments during the nine months ended September 30, 2016. The increase in the property and casualty insurance segment's ratio is attributed to an increase in catastrophe and storm losses, while the reinsurance segment's increase is largely due to a low amount of reported large losses in 2015. The actuarial analysis of the Company’s carried reserves as of September 30, 2016 indicated that the level of reserve adequacy was consistent with other recent evaluations. From management’s perspective, this measure is more relevant to an understanding of the Company’s results of operations than the composition of the underwriting results between the current and prior accident years.

The loss and settlement expense ratios for the property and casualty insurance segment increased to 70.2 percent and 66.5 percent for the three and nine months ended September 30, 2016 from 66.8 percent and 64.7 percent for the same periods in 2015.  These increases are primarily attributed to higher catastrophe and storm losses. Catastrophe and storm losses accounted for 12.7 and 10.3 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2016, respectively, compared to 8.7 and 8.6 percentage points for the same periods in 2015. The most recent 10-year averages for these periods are 13.6 and 12.7 percentage points, respectively. The property and casualty insurance segment recovered $3.5 million and $5.1 million of catastrophe and storm losses under the January 1 through June 30 excess of loss reinsurance treaty with Employers Mutual during the three and nine months ended September 30, 2016, respectively. No recoveries were made under the July 1 through December 31 treaty; however, only $213,000 of the retention remains under that treaty, meaning that catastrophe and storms losses will be capped at $213,000 in the fourth quarter, unless the $12.0 million limit of protection is exceeded. Taking the loss recoveries received and the premiums paid to Employers Mutual into consideration, the new reinsurance program with Employers Mutual reduced the catastrophe and storm loss ratios for the three and nine months ended September 30, 2016 by 2.4 and 0.1 percentage points, respectively. The personal lines of business and the commercial auto line of business continued to generate unfavorable results during the third quarter, posting loss and settlement expense ratios of 98.7 percent and 93.5 percent, respectively. The personal lines' ultimate loss estimate reflects an increase in loss severity for the current accident quarter, and the commercial auto line's ultimate loss estimate reflects an increase in both loss frequency and severity for the current accident quarter. As previously noted, management continues to focus on the implementation of its new personal lines strategy, and has invested a significant amount of time and resources toward improving the performance of the commercial auto line of business in 2016, including more aggressive underwriting and pricing, proper classification of risks and a review of the class of business restrictions; however, these efforts have not yet had a significant impact on performance. Industry projections forecast continued deterioration in this line of business, and management forecasts similar deterioration in the Company's commercial auto business if no additional steps are taken to improve profitability. Recognizing the importance of this issue, management has implemented a more intensive, multi-year project with a goal of returning this line of business to profitability within the next three years. Favorable development on prior years' reserves increased substantially for the three months ended September 30, 2016. As previously noted, approximately $5.6 million of the increase in favorable development is "mechanical" in nature and did not have an impact on earnings because it resulted from the movement of direct bulk reserves from prior accident years into the current accident year in connection with the change in reserving methodology. Under the previous reserving methodology employed through the second quarter of 2016, development amounts could vary significantly from quarter to quarter and year to year depending on a number of factors, including the number of claims settled and the settlement terms. With the conversion to the new reserving methodology as of the end of the third quarter, development on prior accident years' reserves is determined solely by changes in the prior accident years' ultimate loss and settlement expense ratios. During the transition to the new reserving methodology, changes in the assumptions underlying the ultimate ratios previously established for accident years 2015 and prior are difficult to quantify as the implied ultimate ratios under the previous methodology were based on implicit, rather than explicit, actuarial assumptions. Therefore, comparison of 2016 third quarter and year-to-date development amounts to the 2015 development amounts provides little meaningful information, as the prior accident year reserve allocation method lacked explicit frequency and severity assumptions. The explicit drivers of development on prior years' reserves will be identifiable beginning in the first quarter of 2017.
The loss and settlement expense ratio for the reinsurance segment decreased to 74.1 percent for the three months ended September 30, 2016 from 83.4 percent for the same period in 2015. For the nine months ended September 30, 2016, the loss and settlement expense ratio increased to 69.0 percent from 67.9 percent for the same period in 2015. The decrease for the three months ended September 30, 2016 is attributed to a decline in catastrophe and storm losses. Catastrophe and storm losses for the third quarter of 2015 included an estimated loss of $4.5 million ($4.1 million net of reinsurance recovery under the excess of loss reinsurance protection provided by Employers Mutual) from the Tianjin, China explosion. Catastrophe and storm losses were also lower for the nine months ended September 30, 2016, but to a lesser extent, due to a $3.5 million loss stemming from the Alberta, Canada wildfire that occurred during the second quarter. No recoveries have been made under the revised excess of loss reinsurance program with Employers Mutual during the first nine months of 2016. The decline in the total cost of the revised excess of loss reinsurance program with Employers Mutual produced decreases of 1.2 and 1.8 percentage points, respectively, in the loss and settlement expense ratios for the three and nine months ended September 30, 2016. These reductions are reflected in the catastrophe and storm loss ratios, which declined to 6.3 and 10.5 percentage points for the three and nine months ended September 30, 2016, from 24.5 and 12.6 percentage points for the same periods in 2015. The most recent 10-year averages for catastrophe and storm losses for the three and nine month periods ending September 30, are 17.1 and 14.1 percentage points, respectively. The increase in the loss and settlement expense ratio for the nine months ended September 30, 2016 is attributed to an increase in reported large losses (losses greater than $100,000). The development amounts reported for the three months and nine months ended September 30, 2015 included $2.4 million of adverse development that resulted from a reallocation of reserves on a two-year contract from the current accident year to the prior accident year, and therefore did not have an impact on earnings.

Acquisition and other expenses
Acquisition and other expenses increased 5.8 percent and 6.3 percent to $48.4 million and $144.2 million for the three and nine months ended September 30, 2016 from $45.7 million and $135.7 million for the same periods in 2015.  The acquisition expense ratios increased to 31.8 percent and 32.7 percent for the three and nine months ended September 30, 2016 from 31.4 percent and 31.6 percent for the same periods in 2015.  These increases are primarily attributed to an increase in policyholder dividend expense resulting from favorable loss experience on some safety dividend groups in the property and casualty insurance segment.
The acquisition expense ratios for the property and casualty insurance segment increased to 34.2 percent and 35.2 percent for the three and nine months ended September 30, 2016 from 33.3 percent and 33.1 percent for the same periods in 2015. These increases are largely attributed to higher policyholder dividend expense resulting from favorable loss experience on some safety dividend groups. The 2016 ratios also reflect the premiums ceded to Employers Mutual under the new aggregate catastrophe excess of loss reinsurance program, which added 0.2 and 0.7 percentage points, respectively, to the ratios.
The acquisition expense ratios for the reinsurance segment decreased to 23.9 percent and 24.2 percent for the three and nine months ended September 30, 2016 from 24.5 percent and 26.5 percent for the same periods in 2015. The larger decrease for the nine month period is primarily attributed to a $1.1 million commission adjustment reported by a ceding company during the first quarter of 2015 that related to prior periods. The 2016 ratios reflect the reduction in the total cost of the revised catastrophe excess of loss reinsurance program with Employers Mutual, which reduced the acquisition expense ratios by 1.0 and 0.1 percentage points, respectively, for the three and nine months ended September 30, 2016. An increase in contingent commission expense during the third quarter partially offset the decline in the acquisition expense ratio for the three months ended September 30, 2016.

Investment results
Net investment income increased 1.5 percent and 5.7 percent to $11.5 million and $35.9 million for the three and nine months ended September 30, 2016 from $11.3 million and $33.9 million for the same periods in 2015. These increases are primarily attributed to higher amounts of dividend income in 2016, but also reflect an increase in interest income resulting from a higher average invested balance in fixed maturity securities. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has declined slightly over the past year, coming in at 3.7 percent at September 30, 2016 compared to 3.9 percent at both December 31, 2015 and September 30, 2015.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, increased slightly to 4.7 at September 30, 2016 from 4.6 at December 31, 2015. The Company’s equity portfolio produced dividend income of $1.6 million and $5.4 million during the three and nine months ended September 30, 2016 compared to $1.3 million and $4.0 million during the same periods in 2015.
The Company had net realized investment losses of $1.2 million and $643,000 during the three and nine months ended September 30, 2016 compared to net realized investment gains of $7.5 million and $11.6 million during the same periods in 2015. The reported amounts include losses of $1.9 million and $5.3 million generated during the three and nine months ended September 30, 2016 from declines in the carrying value of a limited partnership that the Company invests in to help protect it from a sudden and significant decline in the value of its equity portfolio (an equity tail-risk hedging strategy). Due to the sharp decline of the equity markets in August of 2015, this limited partnership produced gains of $7.2 million and $3.8 million during the same respective periods in 2015. The Company recognized "other-than-temporary" impairment losses of $275,000 and $976,000 during the three and nine months ended September 30, 2016, compared to $628,000 and $1.3 million during the same periods in 2015. These impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $317,000 and $545,000 during the three and nine months ended September 30, 2016, compared to gains of $254,000 and $984,000 during the same periods in 2015.

Income tax
Income tax expense decreased to $918,000 and $9.1 million for the three and nine months ended September 30, 2016 from $4.7 million and $17.5 million for the same periods in 2015. The effective tax rates for the three and nine months ended September 30, 2016 were 18.2 percent and 26.8 percent, compared to 29.7 percent and 30.3 percent for the same periods in 2015. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent are tax-exempt interest income earned and the dividends received deduction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $75.1 million and $83.0 million during the first nine months of 2016 and 2015, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase programs.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2016 without prior regulatory approval is approximately $49.8 million.  The Company received $3.6 million and $7.1 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $11.8 million and $10.3 million during the first nine months of 2016 and 2015, respectively.
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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2016 and December 31, 2015, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $34.2 million and $20.0 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $9.9 million in minority ownership interests in limited partnerships and limited liability companies at both September 30, 2016 and December 31, 2015.  During the first nine months of 2016 and 2015, the Company invested $4.9 million and $4.0 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. This investment is included in "other long-term investments" in the Company's financial statements and is carried under the equity method of accounting.
During 2015, the Company began participating in a reverse repurchase arrangement, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.9 million at both September 30, 2016 and December 31, 2015.
The Company’s cash balance was $350,000 and $224,000 at September 30, 2016 and December 31, 2015, respectively.
During the first nine months of 2016, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2016 planned contribution to its pension plan, if made, will be approximately $2.5 million. No contributions will be made to the postretirement benefit plans in 2016.
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

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2016.
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

The Company’s total cash and invested assets at September 30, 2016 and December 31, 2015 are summarized as follows:

	September 30, 2016
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,184,470	$1,237,150	82.0%	$1,237,150
Equity securities available-for-sale	151,852	219,282	14.5	219,282
Cash	350	350	—	350
Short-term investments	42,611	42,611	2.8	42,611
Other long-term investments	9,941	9,941	0.7	9,941
	$1,389,224	$1,509,334	100.0%	$1,509,334

	December 31, 2015
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,130,217	$1,161,025	82.0%	$1,161,025
Equity securities available-for-sale	144,176	206,243	14.6	206,243
Cash	224	224	—	224
Short-term investments	38,599	38,599	2.7	38,599
Other long-term investments	9,930	9,930	0.7	9,930
	$1,323,146	$1,416,021	100.0%	$1,416,021

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2016 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,835	$372	$—	$8,207
U.S. government-sponsored agencies	236,698	1,408	612	237,494
Obligations of states and political subdivisions	320,330	29,601	19	349,912
Commercial mortgage-backed	40,800	1,208	126	41,882
Residential mortgage-backed	106,044	2,245	8,780	99,509
Other asset-backed	27,239	1,112	100	28,251
Corporate	445,524	26,584	213	471,895
Total fixed maturity securities	1,184,470	62,530	9,850	1,237,150

Equity securities:
Common stocks:
Financial services	24,115	8,748	444	32,419
Information technology	19,482	11,457	2	30,937
Healthcare	16,522	11,040	43	27,519
Consumer staples	14,059	7,066	59	21,066
Consumer discretionary	15,399	8,983	336	24,046
Energy	14,021	5,167	359	18,829
Industrials	13,390	10,375	71	23,694
Other	16,833	4,700	211	21,322
Non-redeemable preferred stocks	18,031	1,501	82	19,450
Total equity securities	151,852	69,037	1,607	219,282
Total securities available-for-sale	$1,336,322	$131,567	$11,457	$1,456,432

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $253,000 during the first nine months of 2016 and 2015.  During the first quarter of 2016, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2015.
As of September 30, 2016, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded $275,000 and $976,000 of "other-than-temporary" investment impairment losses during the three and nine months ended September 30, 2016, compared to $628,000 and $1.3 million during the same periods in 2015. The impairment losses were recognized on securities held in the Company's equity portfolio.
At September 30, 2016, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2016.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $7.4 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2016.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$56,223	$612	$—	$—	$56,223	$612
Obligations of states and political subdivisions	2,836	19	—	—	2,836	19
Commercial mortgage-backed	20,698	126	—	—	20,698	126
Residential mortgage-backed	24,298	1,103	25,791	7,677	50,089	8,780
Other asset-backed	7,526	100	—	—	7,526	100
Corporate	22,582	134	8,646	79	31,228	213
Total fixed maturity securities	134,163	2,094	34,437	7,756	168,600	9,850
Equity securities:
Common stocks:
Financial services	4,802	444	—	—	4,802	444
Information technology	52	2	—	—	52	2
Healthcare	873	43	—	—	873	43
Consumer staples	1,079	59	—	—	1,079	59
Consumer discretionary	3,813	336	—	—	3,813	336
Energy	4,899	359	—	—	4,899	359
Industrials	1,097	71	—	—	1,097	71
Other	2,448	211	—	—	2,448	211
Non-redeemable preferred stocks	—	—	1,918	82	1,918	82
Total equity securities	19,063	1,525	1,918	82	20,981	1,607
Total temporarily impaired securities	$153,226	$3,619	$36,355	$7,838	$189,581	$11,457

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2016, the Company held $3.1 million of non-investment grade fixed maturity securities in a net unrealized gain position of $57,000.

Following is a schedule of gross realized losses recognized in the first nine months of 2016.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	7,008	6,491	517	—	517
Subtotal, fixed maturity securities	7,008	6,491	517	—	517

Equity securities:
Three months or less	10,783	9,361	1,422	237	1,659
Over three months to six months	1,979	1,796	183	104	287
Over six months to nine months	360	354	6	450	456
Over nine months to twelve months	900	828	72	—	72
Over twelve months	—	—	—	185	185
Subtotal, equity securities	14,022	12,339	1,683	976	2,659

Total realized losses	$21,030	$18,830	$2,200	$976	$3,176

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2025.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2016 did not change materially from those presented in the Company’s 2015 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $869,000 and $912,000 as of September 30, 2016 and December 31, 2015, respectively. Premium tax offsets of $1.1 million and $1.1 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2016 and December 31, 2015, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.0 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2015.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2015 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2016.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2016:

Period	(a) Total number of shares (or units) purchased (1)	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs (2)	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) (2) (3)
7/1/2016 - 7/31/2016	35	$28.32	—	$19,108
8/1/2016 - 8/31/2016	29	27.77	—	19,108
9/1/2016 - 9/30/2016	1,146	28.08	—	19,108
Total	1,210	$28.08	—

(1)	Included in this column are shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2016.

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