Form 10-Q
period 2017-03-31
EMC INSURANCE GROUP INC
filed 2017-05-05
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

☐	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer
☐	Smaller reporting company	☐	Emerging growth company		(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common stock, $1.00 par value	21,259,186

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,183,078 and $1,189,525)	$1,198,293	$1,199,699
Equity securities available-for-sale, at fair value (cost $155,612 and $147,479)	230,202	213,839
Other long-term investments	16,183	12,506
Short-term investments	25,530	39,670
Total investments	1,470,208	1,465,714

Cash	449	307
Reinsurance receivables due from affiliate	21,497	21,326
Prepaid reinsurance premiums due from affiliate	10,344	9,309
Deferred policy acquisition costs (affiliated $39,755 and $40,660)	39,916	40,939
Amounts due from affiliate to settle inter-company transaction balances	913	—
Prepaid pension and postretirement benefits due from affiliate	11,984	12,314
Accrued investment income	12,131	11,050
Amounts receivable under reverse repurchase agreements	16,500	20,000
Accounts receivable	2,063	2,076
Goodwill	942	942
Other assets (affiliated $4,022 and $4,632)	4,663	4,836
Total assets	$1,591,610	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $690,549 and $685,533)	$695,129	$690,532
Unearned premiums (affiliated $245,703 and $243,682)	246,480	244,885
Other policyholders' funds (all affiliated)	13,618	13,068
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	11,222
Pension benefits payable to affiliate	3,674	4,097
Income taxes payable	4,041	2,359
Deferred income taxes	15,409	11,321
Other liabilities (affiliated $16,839 and $27,871)	23,985	32,987
Total liabilities	1,027,336	1,035,471

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,234,887 shares in 2017 and 21,222,535 shares in 2016	21,235	21,223
Additional paid-in capital	119,244	119,054
Accumulated other comprehensive income	54,435	46,081
Retained earnings	369,360	366,984
Total stockholders' equity	564,274	553,342
Total liabilities and stockholders' equity	$1,591,610	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2017	2016
REVENUES
Premiums earned (affiliated $143,611, and $141,715)	$144,487	$142,737
Net investment income	11,007	12,230
Net realized investment losses, excluding impairment losses on securities available-for-sale	(627)	(654)
Total "other-than-temporary" impairment losses on securities available-for-sale	—	(431)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	—	(431)
Net realized investment losses	(627)	(1,085)
Other losses (affiliated $(271) and $123)	(410)	(11)
Total revenues	154,457	153,871

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $94,771 and $85,258)	96,285	85,109
Dividends to policyholders (all affiliated)	2,722	3,853
Amortization of deferred policy acquisition costs (affiliated $26,595 and $26,118)	26,811	26,328
Other underwriting expenses (affiliated $19,413 and $16,971)	19,354	16,971
Interest expense (all affiliated)	84	84
Other expenses (affiliated $467 and $437)	761	649
Total losses and expenses	146,017	132,994
Income before income tax expense	8,440	20,877

INCOME TAX EXPENSE (BENEFIT)
Current	2,046	7,618
Deferred	(410)	(1,395)
Total income tax expense	1,636	6,223
Net income	$6,804	$14,654

Net income per common share - basic and diluted	$0.32	$0.70

Dividend per common share	$0.21	$0.19

Average number of common shares outstanding - basic and diluted	21,254,430	20,842,199
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2017	2016
Net income	$6,804	$14,654

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains on investment securities, net of deferred income tax expense of $5,226 and $6,610	9,705	12,275
Reclassification adjustment for realized investment gains included in net income, net of income tax expense of $(581) and $(290)	(1,079)	(539)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(147) and $(136):
Net actuarial loss	239	279
Prior service credit	(511)	(531)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(272)	(252)

Other comprehensive income	8,354	11,484

Total comprehensive income	$15,158	$26,138
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2016	$21,223	$119,054	$46,081	$366,984	$553,342
Issuance of common stock through affiliate's stock plans	76	1,877			1,953
Repurchase of common stock	(64)	(1,694)			(1,758)
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		7			7
Other comprehensive income			8,354		8,354
Net income				6,804	6,804
Dividends paid to public stockholders ($0.21 per share)				(1,956)	(1,956)
Dividends paid to affiliate ($0.21 per share)				(2,472)	(2,472)
Balance at March 31, 2017	$21,235	$119,244	$54,435	$369,360	$564,274

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2015	$20,781	$108,747	$58,433	$336,977	$524,938
Issuance of common stock through affiliate's stock plans	182	4,095			4,277
Repurchase of common stock	(17)	(366)			(383)
Increase resulting from stock-based compensation expense associated with affiliate's stock plans allocated to the Company		24			24
Other comprehensive income			11,484		11,484
Net income				14,654	14,654
Dividends paid to public stockholders ($0.19 per share)				(1,691)	(1,691)
Dividends paid to affiliate ($0.19 per share)				(2,237)	(2,237)
Balance at March 31, 2016	$20,946	$112,500	$69,917	$347,703	$551,066
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,804	$14,654
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Losses and settlement expenses (affiliated $5,016 and $2,962)	4,597	2,805
Unearned premiums (affiliated $2,021 and $(37))	1,595	174
Other policyholders' funds due to affiliate	550	2,304
Amounts due to/from affiliate to settle inter-company transaction balances	(12,135)	(13,717)
Net pension and postretirement benefits due from affiliate	(512)	(350)
Reinsurance receivables due from affiliate	(171)	2,894
Prepaid reinsurance premiums due from affiliate	(1,035)	(517)
Commissions payable (affiliated $(7,270) and $(8,297))	(7,270)	(8,304)
Deferred policy acquisition costs (affiliated $905 and $303)	1,023	258
Accrued investment income	(1,081)	(1,150)
Current income tax	1,682	7,617
Deferred income tax	(410)	(1,395)
Net realized investment losses	627	1,085
Other, net (affiliated $(3,145) and $(2,733))	1,997	(472)
Total adjustments to reconcile net income to net cash (used in) provided by operating activities	(10,543)	(8,768)
Net cash (used in) provided by operating activities	(3,739)	5,886
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(39,461)	(43,163)
Disposals of fixed maturity securities available-for-sale	41,013	54,269
Purchases of equity securities available-for-sale	(17,490)	(21,284)
Disposals of equity securities available-for-sale	12,134	15,469
Purchases of other long-term investments	(6,087)	(1,020)
Disposals of other long-term investments	365	198
Net (purchases) disposals of short-term investments	14,140	(9,848)
Net receipts under reverse repurchase agreements	3,500	—
Net cash provided by (used in) investing activities	8,114	(5,379)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	1,953	4,277
Repurchase of common stock	(1,758)	(383)
Dividends paid to stockholders (affiliated $(2,472) and $(2,237))	(4,428)	(3,928)
Net cash used in financing activities	(4,233)	(34)
NET INCREASE IN CASH	142	473
Cash at the beginning of the year	307	224
Cash at the end of the quarter	$449	$697
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
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
In reading these financial statements, reference should be made to the Company’s 2016 Form 10-K or the 2016 Annual Report to Stockholders for more detailed footnote information.

2.	TRANSACTIONS WITH AFFILIATES
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective from January 1, 2017 through June 30, 2017, and has a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.0 million. The second treaty is effective from July 1, 2017 through December 31, 2017, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. There were no recoveries under the January 1 through June 30 treaties in the first quarters of 2017 or 2016. At March 31, 2017, $10.2 million of the $20.0 million retention remains before recoveries will be realized under the January 1, 2017 through June 30, 2017 treaty. The terms of these treaties were the same in 2016 with the exception of the costs, which were $6.3 million during the first half of 2016 and $1.5 million during the second half of 2016. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.7 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.2 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. No recoveries were made under these treaties during the first quarters of 2017 or 2016. The terms of these treaties were the same in 2016 with the exception of the costs, which were $2.0 million for the per occurrence treaty and $3.2 million for the annual aggregate.
The reinsurance subsidiary purchases additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2017 and 2016 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended March 31, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$96,752	$—	$96,752
Assumed from nonaffiliates	919	33,505	34,424
Assumed from affiliates	124,800	—	124,800
Ceded to nonaffiliates	(8,133)	(2,024)	(10,157)
Ceded to affiliates	(99,731)	(1,213)	(100,944)
Net premiums written	$114,607	$30,268	$144,875

Premiums earned
Direct	$95,898	$—	$95,898
Assumed from nonaffiliates	1,015	34,689	35,704
Assumed from affiliates	122,097	—	122,097
Ceded to nonaffiliates	(6,484)	(2,637)	(9,121)
Ceded to affiliates	(98,878)	(1,213)	(100,091)
Net premiums earned	$113,648	$30,839	$144,487

Losses and settlement expenses incurred
Direct	$62,761	$—	$62,761
Assumed from nonaffiliates	752	21,240	21,992
Assumed from affiliates	76,742	364	77,106
Ceded to nonaffiliates	(1,401)	(830)	(2,231)
Ceded to affiliates	(63,334)	(9)	(63,343)
Net losses and settlement expenses incurred	$75,520	$20,765	$96,285

	Three months ended March 31, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$94,986	$—	$94,986
Assumed from nonaffiliates	957	34,259	35,216
Assumed from affiliates	118,846	—	118,846
Ceded to nonaffiliates	(5,381)	(1,980)	(7,361)
Ceded to affiliates	(98,141)	(1,270)	(99,411)
Net premiums written	$111,267	$31,009	$142,276

Premiums earned
Direct	$92,836	$—	$92,836
Assumed from nonaffiliates	1,027	34,716	35,743
Assumed from affiliates	118,262	—	118,262
Ceded to nonaffiliates	(5,688)	(1,155)	(6,843)
Ceded to affiliates	(95,991)	(1,270)	(97,261)
Net premiums earned	$110,446	$32,291	$142,737

Losses and settlement expenses incurred
Direct	$41,054	$—	$41,054
Assumed from nonaffiliates	721	23,202	23,923
Assumed from affiliates	61,454	388	61,842
Ceded to nonaffiliates	(77)	(907)	(984)
Ceded to affiliates	(41,054)	328	(40,726)
Net losses and settlement expenses incurred	$62,098	$23,011	$85,109

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes 1) reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual, and 2) amounts ceded to purchase additional reinsurance protection from external parties for the assumed reinsurance business.

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

	Three months ended March 31,
($ in thousands)	2017	2016
Gross reserves at beginning of year	$690,532	$678,774
Re-valuation due to foreign currency exchange rates	(1,913)	(2,475)
Less ceded reserves at beginning of year	20,664	23,477
Net reserves at beginning of year	671,781	657,772

Incurred losses and settlement expenses related to:
Current year	111,189	92,861
Prior years	(14,904)	(7,752)
Total incurred losses and settlement expenses	96,285	85,109

Paid losses and settlement expenses related to:
Current year	22,923	18,536
Prior years	69,826	61,418
Total paid losses and settlement expenses	92,749	79,954

Net reserves at end of period	675,317	662,927
Plus ceded reserves at end of period	20,788	20,802
Re-valuation due to foreign currency exchange rates	(976)	(2,150)
Gross reserves at end of period	$695,129	$681,579

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
During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and provides increased transparency of the drivers of the property and casualty insurance segment's performance.
 Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the three months ended March 31, 2017 and 2016.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2017 Development
For the property and casualty insurance segment, the March 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $8.5 million from the estimate at December 31, 2016.  This decrease represents 1.7% of the December 31, 2016 net carried reserves and is primarily attributed to reductions in prior year ultimate loss ratios for most lines of business except commercial auto liability. The other liability and workers' compensation lines of business were the largest contributors to favorable development. The ultimate loss ratios for accident years 2001 through 2016 in the other liability line of business were decreased slightly due to declines in expected ultimate claim frequency and/or severity, while in workers' compensation the favorable development was concentrated in accident year 2016 as reported losses to date were materially less than anticipated in the original claim frequency and severity assumptions. Due to increases in projected ultimate claim frequency and severity, the ultimate loss ratios in the commercial auto line of business were increased for accident years 2012 through 2014 and 2016, producing adverse reserve development for that line of business. Prior years' asbestos settlement expense reserves were also strengthened producing adverse reserve development.
For the reinsurance segment, the March 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $6.4 million from the estimate at December 31, 2016.  This decrease represents 3.2% of the December 31, 2016 net carried reserves and is primarily attributed to prior year reserve releases in the casualty excess and property/casualty global excess contract types.

2016 Development
For the property and casualty insurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $3.8 million from the estimate at December 31, 2015.  This decrease represented 0.8 percent of the December 31, 2015 gross carried reserves and was primarily attributed to better than expected outcomes for all lines of business except commercial auto liability and commercial property (workers' compensation, personal auto liability and other liability lines of business were the largest contributors to favorable development). Commercial auto liability experienced adverse development on both claims which had been reported in prior years and emerged incurred but not reported (IBNR) claims, while commercial property experienced adverse development on emerged IBNR claims. Prior years' asbestos loss and settlement expense reserves were also strengthened during the first quarter of 2016 producing adverse reserve development.
For the reinsurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $4.0 million from the estimate at December 31, 2015.  This decrease represented 2.0 percent of the December 31, 2015 gross carried reserves, with slightly less than half of the favorable development coming from the Mutual Reinsurance Bureau underwriting association (MRB), which included a decrease in bulk reserves.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended March 31, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$113,648	$30,839	$—	$144,487

Underwriting profit (loss):
SAP underwriting profit (loss)	(2,594)	3,247	—	653
GAAP adjustments	(1,007)	(331)	—	(1,338)
GAAP underwriting profit (loss)	(3,601)	2,916	—	(685)

Net investment income	8,015	2,983	9	11,007
Net realized investment losses	(597)	(30)	—	(627)
Other income (loss)	161	(571)	—	(410)
Interest expense	84	—	—	84
Other expenses	179	—	582	761
Income (loss) before income tax expense (benefit)	$3,715	$5,298	$(573)	$8,440

Assets	$1,119,323	$465,017	$564,787	$2,149,127
Eliminations	—	—	(554,504)	(554,504)
Reclassifications	(1,716)	—	(1,297)	(3,013)
Total assets	$1,117,607	$465,017	$8,986	$1,591,610

Three months ended March 31, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$110,446	$32,291	$—	$142,737

Underwriting profit (loss):
SAP underwriting profit (loss)	10,466	2,062	—	12,528
GAAP adjustments	(1,861)	(191)	—	(2,052)
GAAP underwriting profit (loss)	8,605	1,871	—	10,476

Net investment income	8,771	3,457	2	12,230
Net realized investment losses	(846)	(239)	—	(1,085)
Other income (loss)	132	(143)	—	(11)
Interest expense	84	—	—	84
Other expenses	157	—	492	649
Income (loss) before income tax expense (benefit)	$16,421	$4,946	$(490)	$20,877

Year ended December 31, 2016
Assets	$1,122,037	$455,493	$554,164	$2,131,694
Eliminations	—	—	(540,249)	(540,249)
Reclassifications	—	(1,932)	(700)	(2,632)
Total assets	$1,122,037	$453,561	$13,215	$1,588,813

The following table displays the net premiums earned for the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2017 and 2016, by line of insurance.

	Three months ended March 31,
($ in thousands)	2017	2016
Property and casualty insurance segment
Commercial lines:
Automobile	$28,032	$26,927
Property	25,502	24,748
Workers' compensation	24,703	23,247
Liability	24,128	23,670
Other	2,109	2,071
Total commercial lines	104,474	100,663

Personal lines	9,174	9,783
Total property and casualty insurance	$113,648	$110,446

Reinsurance segment
Pro rata reinsurance	$10,435	$13,641
Excess of loss reinsurance	20,404	18,650
Total reinsurance	$30,839	$32,291

Consolidated	$144,487	$142,737

6.	INCOME TAXES
The actual income tax expense for the three months ended March 31, 2017 and 2016 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended March 31,
($ in thousands)	2017	2016
Computed "expected" income tax expense	$2,954	$7,307
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(705)	(695)
Dividends received deduction	(306)	(425)
Proration of tax-exempt interest and dividends received deduction	152	168
Other, net	(459)	(132)
Total income tax expense	$1,636	$6,223

The Company had no provision for uncertain income tax positions at March 31, 2017 or December 31, 2016.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2017 or 2016.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
($ in thousands)	2017	2016
Pension plans:
Service cost	$3,860	$3,640
Interest cost	2,795	2,525
Expected return on plan assets	(5,191)	(4,840)
Amortization of net actuarial loss	908	1,039
Amortization of prior service cost	5	8
Net periodic pension benefit cost	$2,377	$2,372

Postretirement benefit plans:
Service cost	$341	$318
Interest cost	570	554
Expected return on plan assets	(1,078)	(1,056)
Amortization of net actuarial loss	343	374
Amortization of prior service credit	(2,789)	(2,835)
Net periodic postretirement benefit income	$(2,613)	$(2,645)

Net periodic pension benefit cost allocated to the Company amounted to $713,000 and $730,000 for the three months ended March 31, 2017 and 2016, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $736,000 and $761,000 for the three months ended March 31, 2017 and 2016, respectively.
The Company’s share of Employers Mutual’s remaining 2017 planned contribution to the pension plan, if made, will be approximately $2.7 million. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2017.

8.	STOCK-BASED COMPENSATION
The Company has no stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company. The Company receives the current fair value for all shares issued under these plans.  A portion of the compensation expense recognized by Employers Mutual (as the requisite service period for granted options and restricted stock awards is rendered) is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement.
During the first quarter of 2017, Employers Mutual began issuing restricted stock units rather than restricted stock awards. In connection with this change, Employers Mutual will now acquire stock to fulfill its obligations to the recipients of the awards on the date the restricted stock units vest, rather than on the grant date of the awards.
Because of this change, an account Employers Mutual established to hold previously granted restricted stock awards until they vest, held excess shares of the Company's stock stemming from forfeitures and surrenders. During the first quarter of 2017, the Company repurchased 64,358 shares of stock from the account at an average cost of $27.31.
The Company recognized compensation expense from these plans of $(323,000) ($(210,000) net of tax) and $137,000 ($89,000 net of tax) for the three months ended March 31, 2017 and 2016, respectively.  During the first three months of 2017, 116,288 restricted stock units were granted under the 2007 Plan to eligible participants, 84,524 shares of restricted stock vested, and 62,262 options were exercised under the plans at a weighted average exercise price of $15.73.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016 are summarized in the tables below.

March 31, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,863	$7,863
U.S. government-sponsored agencies	229,671	229,671
Obligations of states and political subdivisions	351,708	351,708
Commercial mortgage-backed	35,619	35,619
Residential mortgage-backed	87,099	87,099
Other asset-backed	25,617	25,617
Corporate	460,716	460,716
Total fixed maturity securities available-for-sale	1,198,293	1,198,293

Equity securities available-for-sale:
Common stocks:
Financial services	39,655	39,655
Information technology	35,575	35,575
Healthcare	27,522	27,522
Consumer staples	19,866	19,866
Consumer discretionary	20,367	20,367
Energy	17,622	17,622
Industrials	25,171	25,171
Other	18,313	18,313
Non-redeemable preferred stocks	26,111	26,111
Total equity securities available-for-sale	230,202	230,202

Short-term investments	25,530	25,530

Liabilities:
Surplus notes	25,000	11,735

December 31, 2016	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$7,830
U.S. government-sponsored agencies	239,197	239,197
Obligations of states and political subdivisions	335,757	335,757
Commercial mortgage-backed	37,572	37,572
Residential mortgage-backed	96,434	96,434
Other asset-backed	26,393	26,393
Corporate	456,516	456,516
Total fixed maturity securities available-for-sale	1,199,699	1,199,699

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,122
Information technology	30,542	30,542
Healthcare	24,707	24,707
Consumer staples	19,100	19,100
Consumer discretionary	22,321	22,321
Energy	19,071	19,071
Industrials	24,245	24,245
Other	18,384	18,384
Non-redeemable preferred stocks	20,347	20,347
Total equity securities available-for-sale	213,839	213,839

Short-term investments	39,670	39,670

Liabilities:
Surplus notes	25,000	11,228

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2017 and December 31, 2016, the Company had no securities priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  Two of these are equity securities that are reported as Level 3 fair value measurements since no reliable observable inputs are used in their valuations.  The largest of these equity security holdings is in a privately placed non-redeemable convertible preferred stock investment in a technology company that Employers Mutual intends to work closely with in its data analytics activities. Due to the recent purchase of this security in November, 2016, this security is currently carried at its acquisition cost, which is presumed to be equivalent to fair value. The other equity security, a much smaller holding, continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service consist of nine fixed maturity securities. Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of March 31, 2017 and December 31, 2016.

March 31, 2017		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,863	$—	$7,863	$—
U.S. government-sponsored agencies	229,671	—	229,671	—
Obligations of states and political subdivisions	351,708	—	351,708	—
Commercial mortgage-backed	35,619	—	35,619	—
Residential mortgage-backed	87,099	—	87,099	—
Other asset-backed	25,617	—	25,617	—
Corporate	460,716	—	459,787	929
Total fixed maturity securities available-for-sale	1,198,293	—	1,197,364	929

Equity securities available-for-sale:
Common stocks:
Financial services	39,655	39,652	—	3
Information technology	35,575	35,575	—	—
Healthcare	27,522	27,522	—	—
Consumer staples	19,866	19,866	—	—
Consumer discretionary	20,367	20,367	—	—
Energy	17,622	17,622	—	—
Industrials	25,171	25,171	—	—
Other	18,313	18,313	—	—
Non-redeemable preferred stocks	26,111	11,611	12,500	2,000
Total equity securities available-for-sale	230,202	215,699	12,500	2,003

Short-term investments	25,530	25,530	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,735	—	—	11,735

December 31, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$—	$7,830	$—
U.S. government-sponsored agencies	239,197	—	239,197	—
Obligations of states and political subdivisions	335,757	—	335,757	—
Commercial mortgage-backed	37,572	—	37,572	—
Residential mortgage-backed	96,434	—	96,434	—
Other asset-backed	26,393	—	26,393	—
Corporate	456,516	—	455,534	982
Total fixed maturity securities available-for-sale	1,199,699	—	1,198,717	982

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,119	—	3
Information technology	30,542	30,542	—	—
Healthcare	24,707	24,707	—	—
Consumer staples	19,100	19,100	—	—
Consumer discretionary	22,321	22,321	—	—
Energy	19,071	19,071	—	—
Industrials	24,245	24,245	—	—
Other	18,384	18,384	—	—
Non-redeemable preferred stocks	20,347	11,074	7,273	2,000
Total equity securities available-for-sale	213,839	204,563	7,273	2,003

Short-term investments	39,670	39,670	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,228	—	—	11,228

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016.  Any unrealized gains or losses on these securities are recognized in other comprehensive income.  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

Three months ended March 31, 2017	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$982	$3	$2,000	$2,985
Settlements	(50)	—	—	(50)
Unrealized gains (losses) included in other comprehensive income (loss)	(3)	—	—	(3)
Balance at March 31, 2017	$929	$3	$2,000	$2,932

Three months ended March 31, 2016	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$1,329	$3	$—	$1,332
Settlements	(61)	—	—	(61)
Unrealized gains (losses) included in other comprehensive income (loss)	3	—	—	3
Balance at March 31, 2016	$1,271	$3	$—	$1,274

There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2017 or 2016.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

10.	INVESTMENTS
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
The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2017 and December 31, 2016 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

March 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,848	$15	$—	$7,863
U.S. government-sponsored agencies	238,001	213	8,543	229,671
Obligations of states and political subdivisions	334,908	17,442	642	351,708
Commercial mortgage-backed	36,048	663	1,092	35,619
Residential mortgage-backed	90,865	2,045	5,811	87,099
Other asset-backed	25,545	682	610	25,617
Corporate	449,863	12,170	1,317	460,716
Total fixed maturity securities	1,183,078	33,230	18,015	1,198,293

Equity securities:
Common stocks:
Financial services	26,886	12,976	207	39,655
Information technology	20,816	14,773	14	35,575
Healthcare	17,139	10,385	2	27,522
Consumer staples	13,382	6,532	48	19,866
Consumer discretionary	12,430	8,105	168	20,367
Energy	14,276	3,986	640	17,622
Industrials	13,059	12,145	33	25,171
Other	12,594	5,720	1	18,313
Non-redeemable preferred stocks	25,030	1,146	65	26,111
Total equity securities	155,612	75,768	1,178	230,202
Total securities available-for-sale	$1,338,690	$108,998	$19,193	$1,428,495

December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,841	$—	$11	$7,830
U.S. government-sponsored agencies	249,495	311	10,609	239,197
Obligations of states and political subdivisions	319,663	17,034	940	335,757
Commercial mortgage-backed	37,964	741	1,133	37,572
Residential mortgage-backed	102,307	1,435	7,308	96,434
Other asset-backed	26,592	732	931	26,393
Corporate	445,663	12,232	1,379	456,516
Total fixed maturity securities	1,189,525	32,485	22,311	1,199,699

Equity securities:
Common stocks:
Financial services	22,922	12,410	210	35,122
Information technology	19,832	10,739	29	30,542
Healthcare	16,092	8,700	85	24,707
Consumer staples	13,438	5,787	125	19,100
Consumer discretionary	14,812	7,672	163	22,321
Energy	14,276	4,873	78	19,071
Industrials	13,005	11,258	18	24,245
Other	13,071	5,345	32	18,384
Non-redeemable preferred stocks	20,031	483	167	20,347
Total equity securities	147,479	67,267	907	213,839
Total securities available-for-sale	$1,337,004	$99,752	$23,218	$1,413,538

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position as of March 31, 2017 and December 31, 2016, listed by length of time the securities were in an unrealized loss position.

March 31, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$201,763	$8,543	$—	$—	$201,763	$8,543
Obligations of states and political subdivisions	32,765	642	—	—	32,765	642
Commercial mortgage-backed	20,388	1,092	—	—	20,388	1,092
Residential mortgage-backed	17,962	1,150	17,525	4,661	35,487	5,811
Other asset-backed	18,875	610	—	—	18,875	610
Corporate	61,276	1,247	8,668	70	69,944	1,317
Total fixed maturity securities	353,029	13,284	26,193	4,731	379,222	18,015
Equity securities:
Common stocks:
Financial services	4,305	56	956	151	5,261	207
Information technology	836	14	—	—	836	14
Healthcare	151	2	—	—	151	2
Consumer staples	2,705	46	93	2	2,798	48
Consumer discretionary	2,477	168	—	—	2,477	168
Energy	3,720	345	1,846	295	5,566	640
Industrials	1,384	33	—	—	1,384	33
Other	777	1	—	—	777	1
Non-redeemable preferred stocks	—	—	1,934	65	1,934	65
Total equity securities	16,355	665	4,829	513	21,184	1,178
Total temporarily impaired securities	$369,384	$13,949	$31,022	$5,244	$400,406	$19,193

December 31, 2016	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$7,830	$11	$—	$—	$7,830	$11
U.S. government-sponsored agencies	202,900	10,609	—	—	202,900	10,609
Obligations of states and political subdivisions	43,777	940	—	—	43,777	940
Commercial mortgage-backed	21,695	1,133	—	—	21,695	1,133
Residential mortgage-backed	26,217	1,232	23,625	6,076	49,842	7,308
Other asset-backed	19,091	931	—	—	19,091	931
Corporate	82,657	1,273	8,625	106	91,282	1,379
Total fixed maturity securities	404,167	16,129	32,250	6,182	436,417	22,311
Equity securities:
Common stocks:
Financial services	1,462	12	908	198	2,370	210
Information technology	1,947	29	—	—	1,947	29
Healthcare	3,585	85	—	—	3,585	85
Consumer staples	2,427	125	—	—	2,427	125
Consumer discretionary	1,637	163	—	—	1,637	163
Energy	1,621	33	1,188	45	2,809	78
Industrials	779	18	—	—	779	18
Other	1,472	32	—	—	1,472	32
Non-redeemable preferred stocks	3,356	44	1,877	123	5,233	167
Total equity securities	18,286	541	3,973	366	22,259	907
Total temporarily impaired securities	$422,453	$16,670	$36,223	$6,548	$458,676	$23,218

Most of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2017.
No individual equity security accounted for a material amount of unrealized losses. Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2017.
All of the Company’s preferred stock holdings that are in an unrealized loss position are perpetual preferred stocks.  The Company evaluates these perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2017.

The amortized cost and estimated fair values of fixed maturity securities at March 31, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$54,950	$55,913
Due after one year through five years	165,447	172,042
Due after five years through ten years	326,400	331,623
Due after ten years	506,694	513,339
Securities not due at a single maturity date	129,587	125,376
Totals	$1,183,078	$1,198,293

A summary of realized investment gains and (losses) is as follows:

	Three months ended March 31,
($ in thousands)	2017	2016
Fixed maturity securities available-for-sale:
Gross realized investment gains	$90	$669
Gross realized investment losses	(1,206)	(299)

Equity securities available-for-sale:
Gross realized investment gains	2,875	2,082
Gross realized investment losses	(99)	(1,192)
"Other-than-temporary" impairments	—	(431)

Other long-term investments, net	(2,287)	(1,914)
Totals	$(627)	$(1,085)

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

11.	CONTINGENT LIABILITIES
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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2016.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2016 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2017.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  During the first three months of 2016, the Company repurchased 17,300 shares at an average cost of $22.14.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2016	$49,748	$(3,667)	$46,081
Other comprehensive income before reclassifications	9,705	—	9,705
Amounts reclassified from accumulated other comprehensive income	(1,079)	(272)	(1,351)
Other comprehensive income (loss)	8,626	(272)	8,354
Balance at March 31, 2017	$58,374	$(3,939)	$54,435

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three months ended March 31, 2017 and 2016, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended March 31, 2017	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for realized investment gains included in net income	$1,660	Net realized investment gains
Deferred income tax expense	(581)	Income tax expense, current
Net reclassification adjustment	1,079

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(368)	(1)
Prior service credit	787	(1)
Total before tax	419
Deferred income tax expense	(147)	Income tax expense, current
Net reclassification adjustment	272

Total reclassification adjustment	$1,351

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

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

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

14.	NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
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
In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. The portion of the guidance related to the income statement display of net periodic pension and postretirement benefit costs is to be applied retrospectively, while the prohibition against including these costs, other than the service cost component, in capitalized assets is to be applied prospectively. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2018. Adoption will not impact consolidated stockholders' equity initially; however, the prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets is expected to result in a relatively small change in the deferred policy acquisition cost asset starting March 31, 2018, which is expected to have an immaterial impact, net of tax, on consolidated stockholders' equity from that which would otherwise be reported.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2016 Form 10-K.

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 79 percent of consolidated premiums earned during the first three months of 2017.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.

Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 21 percent of consolidated premiums earned during the first three months of 2017.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
An inter-company reinsurance program, consisting of two semi-annual aggregate catastrophe excess of loss treaties, is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. The program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. This program also consists of two treaties, one being a per occurrence catastrophe excess of loss treaty and the other an annual aggregate catastrophe excess of loss treaty. The terms of all of these treaties are the same as 2016, with the exception of the costs. For detailed information regarding the inter-company reinsurance programs, see note 2 of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2016 Form 10-K.
During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and will provide increased transparency of the drivers of the property and casualty insurance segment's performance. The drivers of the property and casualty insurance segment's performance for the three months ended March 31, 2016 were not explicitly determined.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three months ended March 31, 2017 and 2016 are as follows:

	Three months ended March 31,
($ in thousands)	2017	2016
Property and casualty insurance
Premiums earned	$113,648	$110,446
Losses and settlement expenses	75,520	62,098
Acquisition and other expenses	41,729	39,743
Underwriting profit (loss)	$(3,601)	$8,605

GAAP ratios:
Loss and settlement expense ratio	66.5%	56.2%
Acquisition expense ratio	36.7%	36.0%
Combined ratio	103.2%	92.2%

Losses and settlement expenses:
Insured events of current year	$83,983	$65,896
Decrease in provision for insured events of prior years	(8,463)	(3,798)

Total losses and settlement expenses	$75,520	$62,098

Catastrophe and storm losses	$9,786	$3,424

Large losses[1]	N/A	$3,035
1 Large losses are defined as reported current accident year losses greater than $500 for the EMC Insurance Companies' pool, excluding catastrophe and storm losses. Under the property and casualty insurance segment's prior bulk reserving methodology, large losses had a direct impact on earnings. Under the new bulk reserving methodology, large losses are taken into consideration when establishing the current accident quarter/year ultimate estimates of losses, but there is no longer a direct relationship between large losses and earnings. As a result, it is no longer meaningful to report large losses separately.

	Three months ended March 31,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$28,032	$26,889	95.9%	$26,927	$18,805	69.8%
Property	25,502	17,539	68.8%	24,748	12,382	50.0%
Workers' compensation	24,703	13,774	55.8%	23,247	13,406	57.7%
Liability	24,128	10,712	44.4%	23,670	12,553	53.0%
Other	2,109	(93)	(4.4)%	2,071	(66)	(3.2)%
Total commercial lines	104,474	68,821	65.9%	100,663	57,080	56.7%
Personal lines	9,174	6,699	73.0%	9,783	5,018	51.3%
Total property and casualty insurance	$113,648	$75,520	66.5%	$110,446	$62,098	56.2%

	Three months ended March 31,
($ in thousands)	2017	2016
Reinsurance
Premiums earned	$30,839	$32,291
Losses and settlement expenses	20,765	23,011
Acquisition and other expenses	7,158	7,409
Underwriting profit	$2,916	$1,871

GAAP ratios:
Loss and settlement expense ratio	67.3%	71.3%
Acquisition expense ratio	23.2%	22.9%
Combined ratio	90.5%	94.2%

Losses and settlement expenses:
Insured events of current year	$27,206	$26,965
Decrease in provision for insured events of prior years	(6,441)	(3,954)

Total losses and settlement expenses	$20,765	$23,011

Catastrophe and storm losses	$3,588	$2,740

	Three months ended March 31,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$10,435	$6,146	58.9%	$13,641	$9,876	72.4%
Excess of loss reinsurance	20,404	14,619	71.6%	18,650	13,135	70.4%
Total reinsurance	$30,839	$20,765	67.3%	$32,291	$23,011	71.3%

	Three months ended March 31,
($ in thousands, except per share amounts)	2017	2016
Consolidated
REVENUES
Premiums earned	$144,487	$142,737
Net investment income	11,007	12,230
Realized investment losses	(627)	(1,085)
Other losses	(410)	(11)
	154,457	153,871
LOSSES AND EXPENSES
Losses and settlement expenses	96,285	85,109
Acquisition and other expenses	48,887	47,152
Interest expense	84	84
Other expense	761	649
	146,017	132,994

Income before income tax expense	8,440	20,877
Income tax expense	1,636	6,223
Net income	$6,804	$14,654

Net income per share	$0.32	$0.70

GAAP ratios:
Loss and settlement expense ratio	66.6%	59.6%
Acquisition expense ratio	33.9%	33.1%
Combined ratio	100.5%	92.7%

Losses and settlement expenses:
Insured events of current year	$111,189	$92,861
Decrease in provision for insured events of prior years	(14,904)	(7,752)

Total losses and settlement expenses	$96,285	$85,109

Catastrophe and storm losses	$13,374	$6,164

Large losses[1]	N/A	$3,035
1 Large losses are defined as reported current accident year losses greater than $500 for the EMC Insurance Companies' pool, excluding catastrophe and storm losses. Under the property and casualty insurance segment's prior bulk reserving methodology, large losses had a direct impact on earnings. Under the new bulk reserving methodology, large losses are taken into consideration when establishing the current accident quarter/year ultimate estimates of losses, but there is no longer a direct relationship between large losses and earnings. As a result, it is no longer meaningful to report large losses separately.

Net income declined to $6.8 million ($0.32 per share) during the three months ended March 31, 2017 from $14.7 million ($0.70 per share) during the same period in 2016.  The majority of this decline is attributed to a record level of first quarter catastrophe and storm losses, and, to a lesser extent, a decrease in net investment income.

Premium income
Premiums earned increased 1.2 percent to $144.5 million for the three months ended March 31, 2017 from $142.7 million for the same period in 2016.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience. Average rate level increases continue to be slightly positive in the property and casualty insurance segment, while rate levels in the reinsurance segment stabilized during the January 1, 2017 renewal season, when approximately 70 percent of the business renews, after several years of declines.
Premiums earned in the property and casualty insurance segment increased 2.9 percent to $113.6 million for the three months ended March 31, 2017 from $110.4 million for the same period in 2016.  This increase is primarily attributed to higher policy counts, growth in insured exposures, and small rate level increases on renewal business. New business premium (representing 16 percent of the pool participants’ direct premiums written) was approximately 13 percent higher than the first quarter of 2016. Commercial lines new business continues to be in the desired range of growth, and accounted for most of the increase in total new business premium. Personal lines new business premium was up significantly, but is measured against a relatively small amount of new business premium in the first quarter of 2016. Management is encouraged by the growth in personal lines new business premium and believes that this growth is evidence of agents' and policyholders' satisfaction with the new products rolled out in 2016; however, new business premium was not large enough to offset the premium decline associated with business that did not renew, resulting in an overall decline in personal lines premium. While management continues to seek growth in most territories, it is particularly focused on achieving growth outside of the core Midwest market, which will help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately four percent during the first quarter of 2017. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business in a few states, the overall rate change on renewal business was approximately one percent. Rate levels are expected to be mixed in 2017, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to be flat or increase slightly. The overall policy retention rate remained strong during the first quarter of 2017 at 86.9 percent (commercial lines at 87.1 percent and personal lines at 84.3 percent). These retention rates approximate those reported at the end of 2016.
Premiums earned in the reinsurance segment decreased 4.5 percent to $30.8 million for the three months ended March 31, 2017 from $32.3 million for the same period in 2016. This decrease reflects MRB's withdrawal from non-standard automobile business, and declines in the volume of business in a few casualty accounts. The assumed reinsurance market continues to experience pricing pressure due to the influx of nontraditional capital and the lack of major catastrophic events, though pricing declines did moderate somewhat during the January 1, 2017 renewal season. Rate levels on excess of loss reinsurance business were largely unchanged on the January 1, 2017 renewals, which is an improvement from the declines experienced on January 1, 2016 renewals, and management expects rate levels to be relatively flat on contracts renewing during the remainder of 2017.

Losses and settlement expenses
Losses and settlement expenses increased 13.1 percent to $96.3 million for the three months ended March 31, 2017 from $85.1 million for the same period in 2016.  The loss and settlement expense ratio increased to 66.6 percent for the three months ended March 31, 2017 from 59.6 percent for the same period in 2016.  The increase in the loss and settlement expense ratio was driven by the property and casualty insurance segment, as the reinsurance segment reported a decline in its loss and settlement expense ratio. The actuarial analysis of the Company’s carried reserves at March 31, 2017 indicates that they are in the upper half of the range of reasonable reserves, and appear to be consistent with prior evaluations.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 66.5 percent for the three months ended March 31, 2017 from 56.2 percent for the same period in 2016.  Approximately half of the increase in the loss and settlement expense ratio is attributed to a record amount of catastrophe and storm losses incurred in the first quarter of 2017, which accounted for 8.6 percentage points of the loss and settlement expense ratio compared to 3.1 percentage points for the same period in 2016. The most recent 10-year average for this period is 5.2 percentage points. Also contributing to the increase in the loss and settlement expense ratio is the continued under performance of the commercial auto and personal lines of business, which posted loss and settlement expense ratios of 95.9 percent and 73.0 percent, respectively. Management continues to devote a significant amount of time and effort to the initiatives that have been implemented to improve the performance of these lines of business.

The underlying loss and settlement expense ratio, which excludes the impact of catastrophe and storm losses and development on prior years' reserves, increased 8.8 percentage points to 65.3 percent in the first quarter of 2017 from 56.5 percent in the first quarter of 2016. This increase does not reflect a decline in the performance of the underlying book of business, as the underlying loss and settlement expense ratio has been relatively consistent since the implementation of the new bulk reserving methodology in the third quarter of 2016. Rather, the increase is attributed to a change in how bulk reserves are allocated to the various accident years under the new bulk reserving methodology.
The prior bulk reserving methodology was focused on maintaining a consistent level of overall reserve adequacy. Bulk reserves were determined in total, and a separate process was used to allocate the bulk reserves to the various accident years. The implied ultimate accident year loss ratios produced by this allocation process were not explicitly determined, which, based on a recently completed analysis of first quarter results, allowed seasonal or other fluctuations in the underlying case loss reserves to impact the underlying loss and settlement expense ratio.
Under the new bulk reserving methodology, the underlying loss and settlement expense ratio is determined by the explicit accident year ultimate loss ratios established by management. Because of this change in methodology, quarterly underlying loss and settlement expense ratios are expected to be more consistent throughout the year then they were under the prior methodology.
The increase in the underlying loss and settlement expense ratio was partially offset by an increase in the amount of favorable development experienced on prior years' reserves. The majority of the favorable development occurred in the other liability ($7.2 million) and workers' compensation ($2.6 million) lines of business. The favorable development in the other liability line of business, reflects $2.7 million of adverse development in asbestos settlement expense reserves. Adverse development of $3.5 million also occurred in the commercial auto line of business.
There were no recoveries under the inter-company reinsurance program during the first quarters of 2017 or 2016. Due to the record amount of catastrophe and storm losses incurred in the first quarter of 2017, slightly less than half of the retention amount contained in the January 1 to June 30 treaty was utilized, meaning that catastrophe and storm losses will be capped at approximately $10.2 million in the second quarter unless the $24.0 million limit of coverage is exceeded.
The loss and settlement expense ratio for the reinsurance segment decreased to 67.3 percent for the three months ended March 31, 2017 from 71.3 percent for the same period in 2016. The decrease is primarily attributed to an increase in the amount of favorable development experienced on prior years' reserves. The HORAD book of business generated $5.9 million of favorable development and the MRB book of business generated $0.5 million of favorable development. Catastrophe and storm losses accounted for 11.6 percentage points of the loss and settlement expense ratio for the three months ended March 31, 2017, from 8.5 percentage points during the same period in 2016. The most recent 10-year average for this period is 9.5 percentage points.

Acquisition and other expenses
Acquisition and other expenses increased 3.7 percent to $48.9 million for the three months ended March 31, 2017 from $47.2 million for the same period in 2016.  The acquisition expense ratio increased to 33.9 percent for the three months ended March 31, 2017 from 33.1 percent for the same period in 2016.  This increase is primarily attributed to higher expenses in the property and casualty insurance segment.
The acquisition expense ratio for the property and casualty insurance segment increased to 36.7 percent for the three months ended March 31, 2017 from 36.0 percent for the same period in 2016. This increase is largely attributed to higher agents' contingent commissions and salary expenses, but also reflects an increase in costs associated with data analytics initiatives. A decline in policyholder dividend expense from one of the pool participants' largest safety dividend groups partially offset the increase in the acquisition expense ratio.
The acquisition expense ratio for the reinsurance segment increased to 23.2 percent for the three months ended March 31, 2017 from 22.9 percent for the same period in 2016. The increase is primarily due to the decline in premiums earned reported in the first quarter of 2017.

Investment results
Net investment income decreased 10.0 percent to $11.0 million for the three months ended March 31, 2017 from $12.2 million for the same period in 2016. This decrease reflects the receipt of approximately $480,000 of special dividends during the first quarter of 2016 and changes in the amortization of fixed maturity securities. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has declined slightly over the past year, coming in at 3.8 percent at both March 31, 2017 and December 31, 2016 compared to 3.9 percent at March 31, 2016.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, decreased slightly to 5.1 at March 31, 2017 from 5.2 at December 31, 2016. The Company’s equity portfolio produced dividend income of $1.5 million during the three months ended March 31, 2017 compared to $2.0 million during the same period in 2016.
The Company had net realized investment losses of $627,000 during the three months ended March 31, 2017 compared to $1.1 million during the same period in 2016. The reported amounts include losses of $2.3 million and $1.9 million generated during the three months ended March 31, 2017 and 2016, respectively, from declines in the carrying value of a limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). The Company recognized no "other-than-temporary" impairment losses during the three months ended March 31, 2017, compared to $431,000 during the same period in 2016 on securities held in the Company's equity portfolio.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $571,000 and $143,000 during the three months ended March 31, 2017 and 2016, respectively.

Income tax
Income tax expense decreased to $1.6 million for the three months ended March 31, 2017 from $6.2 million for the same period in 2016. The effective tax rate for the three months ended March 31, 2017 is 19.4 percent, compared to 29.8 percent for the same period in 2016. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent are tax-exempt interest income earned and the dividends received deduction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had negative cash flows from operations of $3.7 million during the first three months of 2017 compared to positive cash flows of $5.9 million during the same period of 2016. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2017 without prior regulatory approval is approximately $52.7 million.  The Company received $1.3 million and $190,000 of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $4.4 million and $3.9 million during the first three months of 2017 and 2016, respectively.

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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2017 and December 31, 2016, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $9.9 million and $6.6 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $16.2 million and $12.5 million in minority ownership interests in limited partnerships and limited liability companies at March 31, 2017 and December 31, 2016, respectively.  During the first three months of 2017 and 2016, the Company invested $5.8 million and $4.0 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. During the fourth quarter of 2016, the Company's reinsurance subsidiary invested approximately $6.6 million in a limited liability company as an investment that conveys renewable energy tax credits. After reductions for the utilization of tax credits and a $209,000 impairment loss during the fourth quarter of 2016, the carrying value of this investment was approximately $1.6 million and $2.0 million at March 31, 2017 and December 31, 2016, respectively. These investments are included in "other long-term investments" in the Company's financial statements, with the limited partnership carried under the equity method of accounting.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.5 million and $20.0 million at March 31, 2017 and December 31, 2016, respectively.
The Company’s cash balance was $449,000 and $307,000 at March 31, 2017 and December 31, 2016, respectively.

During the first three months of 2017, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2017 planned contribution to its pension plan, if made, will be approximately $2.7 million. No contributions will be made to the postretirement benefit plans in 2017.
During the first three months of 2016, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.7 million for its share of the total 2016 pension contribution (no contributions were made to the postretirement benefit plans during 2016).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2017.
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
The Company’s total cash and invested assets at March 31, 2017 and December 31, 2016 are summarized as follows:

	March 31, 2017
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,183,078	$1,198,293	81.5%	$1,198,293
Equity securities available-for-sale	155,612	230,202	15.7	230,202
Cash	449	449	—	449
Short-term investments	25,530	25,530	1.7	25,530
Other long-term investments	16,183	16,183	1.1	16,183
	$1,380,852	$1,470,657	100.0%	$1,470,657

	December 31, 2016
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,189,525	$1,199,699	81.8%	$1,199,699
Equity securities available-for-sale	147,479	213,839	14.6	213,839
Cash	307	307	—	307
Short-term investments	39,670	39,670	2.7	39,670
Other long-term investments	12,506	12,506	0.9	12,506
	$1,389,487	$1,466,021	100.0%	$1,466,021

The amortized cost and estimated fair value of fixed maturity and equity securities at March 31, 2017 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,848	$15	$—	$7,863
U.S. government-sponsored agencies	238,001	213	8,543	229,671
Obligations of states and political subdivisions	334,908	17,442	642	351,708
Commercial mortgage-backed	36,048	663	1,092	35,619
Residential mortgage-backed	90,865	2,045	5,811	87,099
Other asset-backed	25,545	682	610	25,617
Corporate	449,863	12,170	1,317	460,716
Total fixed maturity securities	1,183,078	33,230	18,015	1,198,293

Equity securities:
Common stocks:
Financial services	26,886	12,976	207	39,655
Information technology	20,816	14,773	14	35,575
Healthcare	17,139	10,385	2	27,522
Consumer staples	13,382	6,532	48	19,866
Consumer discretionary	12,430	8,105	168	20,367
Energy	14,276	3,986	640	17,622
Industrials	13,059	12,145	33	25,171
Other	12,594	5,720	1	18,313
Non-redeemable preferred stocks	25,030	1,146	65	26,111
Total equity securities	155,612	75,768	1,178	230,202
Total securities available-for-sale	$1,338,690	$108,998	$19,193	$1,428,495

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $84,000 during the first three months of 2017 and 2016.  During the first quarter of 2017, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2016.
As of March 31, 2017, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded no "other-than-temporary" investment impairment losses during the three months ended March 31, 2017, compared to $431,000 during the same period in 2016 on securities held in the Company's equity portfolio.
At March 31, 2017, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2017.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $12.5 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of March 31, 2017.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$201,763	$8,543	$—	$—	$201,763	$8,543
Obligations of states and political subdivisions	32,765	642	—	—	32,765	642
Commercial mortgage-backed	20,388	1,092	—	—	20,388	1,092
Residential mortgage-backed	17,962	1,150	17,525	4,661	35,487	5,811
Other asset-backed	18,875	610	—	—	18,875	610
Corporate	61,276	1,247	8,668	70	69,944	1,317
Total fixed maturity securities	353,029	13,284	26,193	4,731	379,222	18,015
Equity securities:
Common stocks:
Financial services	4,305	56	956	151	5,261	207
Information technology	836	14	—	—	836	14
Healthcare	151	2	—	—	151	2
Consumer staples	2,705	46	93	2	2,798	48
Consumer discretionary	2,477	168	—	—	2,477	168
Energy	3,720	345	1,846	295	5,566	640
Industrials	1,384	33	—	—	1,384	33
Other	777	1	—	—	777	1
Non-redeemable preferred stocks	—	—	1,934	65	1,934	65
Total equity securities	16,355	665	4,829	513	21,184	1,178
Total temporarily impaired securities	$369,384	$13,949	$31,022	$5,244	$400,406	$19,193

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2017, the Company held $3.0 million of non-investment grade fixed maturity securities in a net unrealized gain position of $47,000.

Following is a schedule of gross realized losses recognized in the first three months of 2017.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	2,330	2,086	244	—	244
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	11,170	10,208	962	—	962
Subtotal, fixed maturity securities	13,500	12,294	1,206	—	1,206

Equity securities:
Three months or less	248	213	35	—	35
Over three months to six months	745	681	64	—	64
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
Subtotal, equity securities	993	894	99	—	99

Total realized losses	$14,493	$13,188	$1,305	$—	$1,305

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2026.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2017 did not change materially from those presented in the Company’s 2016 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $848,000 and $851,000 as of March 31, 2017 and December 31, 2016, respectively. Premium tax offsets of $993,000 and $1.0 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2017 and December 31, 2016, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $1.8 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2016.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2016 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2017.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2016 Form 10-K.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2017:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
1/1/2017 - 1/31/2017	21	$30.17	—	$19,108
2/1/2017 - 2/28/2017	35	28.49	—	19,108
3/1/2017 - 3/31/2017	65,662	27.32	—	19,108
Total	65,718	$27.32	—
1 Included in this column are 1,360 shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan, and 64,358 shares purchased from the account established by Employers Mutual to hold previously granted restricted stock awards until they vest, as these shares were excess shares stemming from forfeitures and surrenders.
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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 5, 2017.

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