Form 10-Q
period 2017-06-30
EMC INSURANCE GROUP INC
filed 2017-08-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2017
Common stock, $1.00 par value	21,350,055

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,200,799 and $1,189,525)	$1,225,128	$1,199,699
Equity securities available-for-sale, at fair value (cost $148,148 and $147,479)	221,651	213,839
Other long-term investments	14,929	12,506
Short-term investments	36,135	39,670
Total investments	1,497,843	1,465,714

Cash	315	307
Reinsurance receivables due from affiliate	21,163	21,326
Prepaid reinsurance premiums due from affiliate	14,927	9,309
Deferred policy acquisition costs (affiliated $40,875 and $40,660)	41,044	40,939
Prepaid pension and postretirement benefits due from affiliate	11,709	12,314
Accrued investment income	10,901	11,050
Amounts receivable under reverse repurchase agreements	16,500	20,000
Accounts receivable	1,892	2,076
Income taxes recoverable	543	—
Goodwill	942	942
Other assets (affiliated $3,504 and $4,632)	4,618	4,836
Total assets	$1,622,397	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $704,790 and $685,533)	$709,491	$690,532
Unearned premiums (affiliated $255,588 and $243,682)	256,362	244,885
Other policyholders' funds (all affiliated)	12,465	13,068
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	4,826	11,222
Pension benefits payable to affiliate	3,751	4,097
Income taxes payable	—	2,359
Deferred income taxes	17,728	11,321
Other liabilities (affiliated $19,571 and $27,871)	20,292	32,987
Total liabilities	1,049,915	1,035,471

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,327,147 shares in 2017 and 21,222,535 shares in 2016	21,327	21,223
Additional paid-in capital	121,351	119,054
Accumulated other comprehensive income	59,380	46,081
Retained earnings	370,424	366,984
Total stockholders' equity	572,482	553,342
Total liabilities and stockholders' equity	$1,622,397	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands, except share and per share amounts)	2017	2016
REVENUES
Premiums earned (affiliated $148,460 and $145,101)	$149,837	$146,446
Net investment income	11,171	12,179
Net realized investment gains, excluding impairment losses on securities available-for-sale	4,120	1,904
Total "other-than-temporary" impairment losses on securities available-for-sale	(733)	(270)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(733)	(270)
Net realized investment gains	3,387	1,634
Other income (loss) (affiliated $(49) and $145)	(245)	77
Total revenues	164,150	160,336

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $107,223 and $103,008)	107,228	102,820
Dividends to policyholders (all affiliated)	2,416	3,495
Amortization of deferred policy acquisition costs (affiliated $27,185 and $27,210)	27,533	27,567
Other underwriting expenses (affiliated $18,870 and $17,549)	18,857	17,557
Interest expense (all affiliated)	85	85
Other expenses (affiliated $514 and $496)	802	725
Total losses and expenses	156,921	152,249
Income before income tax expense	7,229	8,087

INCOME TAX EXPENSE (BENEFIT)
Current	2,069	2,374
Deferred	(344)	(415)
Total income tax expense	1,725	1,959
Net income	$5,504	$6,128

Net income per common share - basic and diluted	$0.26	$0.29

Dividend per common share	$0.21	$0.19

Average number of common shares outstanding - basic and diluted	21,276,627	20,989,844
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
($ in thousands, except share and per share amounts)	2017	2016
REVENUES
Premiums earned (affiliated $292,071, and $286,816)	$294,324	$289,183
Net investment income	22,178	24,409
Net realized investment gains, excluding impairment losses on securities available-for-sale	3,493	1,250
Total "other-than-temporary" impairment losses on securities available-for-sale	(733)	(701)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(733)	(701)
Net realized investment gains	2,760	549
Other income (loss) (affiliated $(320) and $268)	(655)	66
Total revenues	318,607	314,207

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $201,994 and $188,266)	203,513	187,929
Dividends to policyholders (all affiliated)	5,138	7,348
Amortization of deferred policy acquisition costs (affiliated $53,780 and $53,328)	54,344	53,895
Other underwriting expenses (affiliated $38,283 and $34,520)	38,211	34,528
Interest expense (all affiliated)	169	169
Other expenses (affiliated $981 and $933)	1,563	1,374
Total losses and expenses	302,938	285,243
Income before income tax expense	15,669	28,964

INCOME TAX EXPENSE (BENEFIT)
Current	4,115	9,992
Deferred	(754)	(1,810)
Total income tax expense	3,361	8,182
Net income	$12,308	$20,782

Net income per common share - basic and diluted	$0.58	$0.99

Dividend per common share	$0.42	$0.38

Average number of common shares outstanding - basic and diluted	21,265,529	20,916,022
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands)	2017	2016
Net income	$5,504	$6,128

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains on investment securities, net of deferred income tax expense of $4,455 and $5,761	8,274	10,698
Reclassification adjustment for net realized investment gains included in net income, net of income tax expense of $(1,646) and $(1,071)	(3,056)	(1,990)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(146) and $(129):
Net actuarial loss	240	270
Prior service credit	(513)	(508)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(273)	(238)

Other comprehensive income	4,945	8,470

Total comprehensive income	$10,449	$14,598

	Six months ended June 30,
($ in thousands)	2017	2016
Net income	$12,308	$20,782

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains on investment securities, net of deferred income tax expense of $9,681 and $12,371	17,979	22,973
Reclassification adjustment for net realized investment gains included in net income, net of income tax expense of $(2,227) and $(1,361)	(4,135)	(2,529)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(293) and $(265):
Net actuarial loss	479	549
Prior service credit	(1,024)	(1,039)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(545)	(490)

Other comprehensive income	13,299	19,954

Total comprehensive income	$25,607	$40,736
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2016	$21,223	$119,054	$46,081	$366,984	$553,342
Issuance of common stock through stock plans	168	3,961			4,129
Repurchase of common stock	(64)	(1,694)			(1,758)
Increase resulting from stock-based compensation expense		30			30
Other comprehensive income			13,299		13,299
Net income				12,308	12,308
Dividends paid to public stockholders ($0.42 per share)				(3,924)	(3,924)
Dividends paid to affiliate ($0.42 per share)				(4,944)	(4,944)
Balance at June 30, 2017	$21,327	$121,351	$59,380	$370,424	$572,482

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2015	$20,781	$108,747	$58,433	$336,977	$524,938
Issuance of common stock through stock plans	266	5,996			6,262
Repurchase of common stock	(17)	(366)			(383)
Increase resulting from stock-based compensation expense		37			37
Other comprehensive income			19,954		19,954
Net income				20,782	20,782
Dividends paid to public stockholders ($0.38 per share)				(3,394)	(3,394)
Dividends paid to affiliate ($0.38 per share)				(4,473)	(4,473)
Balance at June 30, 2016	$21,030	$114,414	$78,387	$349,892	$563,723
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$12,308	$20,782
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $19,257 and $15,152)	18,959	12,064
Unearned premiums (affiliated $11,906 and $8,829)	11,477	9,013
Other policyholders' funds due to affiliate	(603)	2,866
Amounts due to/from affiliate to settle inter-company transaction balances	(6,396)	3,434
Net pension and postretirement benefits due from affiliate	(579)	(375)
Reinsurance receivables due from affiliate	163	1,284
Prepaid reinsurance premiums due from affiliate	(5,618)	(4,608)
Commissions payable (affiliated $(4,895) and $(6,411))	(4,904)	(6,472)
Deferred policy acquisition costs (affiliated $(215) and $(789))	(105)	(831)
Accrued investment income	149	219
Current income tax	(2,902)	3,489
Deferred income tax	(754)	(1,810)
Net realized investment gains	(2,760)	(549)
Other, net (affiliated $(2,247) and $103)	3,961	5,228
Total adjustments to reconcile net income to net cash provided by operating activities	10,088	22,952
Net cash provided by operating activities	22,396	43,734
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(101,700)	(180,471)
Disposals of fixed maturity securities available-for-sale	81,762	178,454
Purchases of equity securities available-for-sale	(28,859)	(33,014)
Disposals of equity securities available-for-sale	36,098	28,787
Purchases of other long-term investments	(11,084)	(5,920)
Disposals of other long-term investments	857	198
Net (purchases) disposals of short-term investments	3,535	(29,286)
Net receipts under reverse repurchase agreements	3,500	—
Net cash used in investing activities	(15,891)	(41,252)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	4,129	6,262
Repurchase of common stock	(1,758)	(383)
Dividends paid to stockholders (affiliated $(4,944) and $(4,473))	(8,868)	(7,867)
Net cash used in financing activities	(6,497)	(1,988)
NET INCREASE IN CASH	8	494
Cash at the beginning of the year	307	224
Cash at the end of the quarter	$315	$718
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
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective from January 1, 2017 through June 30, 2017, and has a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.0 million. The second treaty is effective from July 1, 2017 through December 31, 2017, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. Losses and settlement expenses ceded to Employers Mutual under the 2017 program totaled $16.0 million for the three and six months ended June 30, 2017, compared to $1.6 million ceded during the three and six months ended June 30, 2016. The terms of these treaties were the same in 2016 with the exception of the costs, which were $6.3 million during the first half of 2016 and $1.5 million during the second half of 2016. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.7 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.2 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. No recoveries were made under these treaties during the six months ended June 30, 2017 or 2016. The terms of these treaties were the same in 2016 with the exception of the costs, which were $2.0 million for the per occurrence treaty and $3.2 million for the annual aggregate.
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
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2017 and 2016 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended June 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$93,392	$—	$93,392
Assumed from nonaffiliates	1,290	35,596	36,886
Assumed from affiliates	136,726	—	136,726
Ceded to nonaffiliates	(8,444)	(5,830)	(14,274)
Ceded to affiliates	(96,373)	(1,212)	(97,585)
Net premiums written	$126,591	$28,554	$155,145

Premiums earned
Direct	$95,376	$—	$95,376
Assumed from nonaffiliates	1,130	37,411	38,541
Assumed from affiliates	125,179	—	125,179
Ceded to nonaffiliates	(7,142)	(2,549)	(9,691)
Ceded to affiliates	(98,356)	(1,212)	(99,568)
Net premiums earned	$116,187	$33,650	$149,837

Losses and settlement expenses incurred
Direct	$72,811	$—	$72,811
Assumed from nonaffiliates	693	26,177	26,870
Assumed from affiliates	100,380	301	100,681
Ceded to nonaffiliates	(3,564)	(757)	(4,321)
Ceded to affiliates	(88,812)	(1)	(88,813)
Net losses and settlement expenses incurred	$81,508	$25,720	$107,228

	Three months ended June 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$96,707	$—	$96,707
Assumed from nonaffiliates	1,252	37,527	38,779
Assumed from affiliates	128,283	—	128,283
Ceded to nonaffiliates	(5,847)	(5,851)	(11,698)
Ceded to affiliates	(99,862)	(1,270)	(101,132)
Net premiums written	$120,533	$30,406	$150,939

Premiums earned
Direct	$94,715	$—	$94,715
Assumed from nonaffiliates	1,135	37,680	38,815
Assumed from affiliates	119,665	—	119,665
Ceded to nonaffiliates	(5,874)	(1,735)	(7,609)
Ceded to affiliates	(97,870)	(1,270)	(99,140)
Net premiums earned	$111,771	$34,675	$146,446

Losses and settlement expenses incurred
Direct	$66,942	$—	$66,942
Assumed from nonaffiliates	784	21,379	22,163
Assumed from affiliates	85,822	365	86,187
Ceded to nonaffiliates	(3,526)	(485)	(4,011)
Ceded to affiliates	(68,556)	95	(68,461)
Net losses and settlement expenses incurred	$81,466	$21,354	$102,820

	Six months ended June 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$190,144	$—	$190,144
Assumed from nonaffiliates	2,209	69,101	71,310
Assumed from affiliates	261,526	—	261,526
Ceded to nonaffiliates	(16,577)	(7,854)	(24,431)
Ceded to affiliates	(196,104)	(2,425)	(198,529)
Net premiums written	$241,198	$58,822	$300,020

Premiums earned
Direct	$191,274	$—	$191,274
Assumed from nonaffiliates	2,145	72,100	74,245
Assumed from affiliates	247,276	—	247,276
Ceded to nonaffiliates	(13,626)	(5,186)	(18,812)
Ceded to affiliates	(197,234)	(2,425)	(199,659)
Net premiums earned	$229,835	$64,489	$294,324

Losses and settlement expenses incurred
Direct	$135,572	$—	$135,572
Assumed from nonaffiliates	1,445	47,417	48,862
Assumed from affiliates	177,122	665	177,787
Ceded to nonaffiliates	(4,965)	(1,587)	(6,552)
Ceded to affiliates	(152,146)	(10)	(152,156)
Net losses and settlement expenses incurred	$157,028	$46,485	$203,513

	Six months ended June 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$191,693	$—	$191,693
Assumed from nonaffiliates	2,209	71,786	73,995
Assumed from affiliates	247,129	—	247,129
Ceded to nonaffiliates	(11,228)	(7,831)	(19,059)
Ceded to affiliates	(198,003)	(2,540)	(200,543)
Net premiums written	$231,800	$61,415	$293,215

Premiums earned
Direct	$187,551	$—	$187,551
Assumed from nonaffiliates	2,162	72,396	74,558
Assumed from affiliates	237,927	—	237,927
Ceded to nonaffiliates	(11,562)	(2,890)	(14,452)
Ceded to affiliates	(193,861)	(2,540)	(196,401)
Net premiums earned	$222,217	$66,966	$289,183

Losses and settlement expenses incurred
Direct	$107,996	$—	$107,996
Assumed from nonaffiliates	1,505	44,581	46,086
Assumed from affiliates	147,276	753	148,029
Ceded to nonaffiliates	(3,603)	(1,392)	(4,995)
Ceded to affiliates	(109,610)	423	(109,187)
Net losses and settlement expenses incurred	$143,564	$44,365	$187,929

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes 1) reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual, and 2) amounts ceded to purchase additional reinsurance protection in peak exposure territories from external parties.

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

	Six months ended June 30,
($ in thousands)	2017	2016
Gross reserves at beginning of year	$690,532	$678,774
Re-valuation due to foreign currency exchange rates	(1,913)	(2,475)
Less ceded reserves at beginning of year	20,664	23,477
Net reserves at beginning of year	671,781	657,772

Incurred losses and settlement expenses related to:
Current year	216,710	203,800
Prior years	(13,197)	(15,871)
Total incurred losses and settlement expenses	203,513	187,929

Paid losses and settlement expenses related to:
Current year	66,662	57,389
Prior years	119,270	118,287
Total paid losses and settlement expenses	185,932	175,676

Net reserves at end of period	689,362	670,025
Plus ceded reserves at end of period	20,430	22,409
Re-valuation due to foreign currency exchange rates	(301)	(1,596)
Gross reserves at end of period	$709,491	$690,838

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
 Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the six months ended June 30, 2017 and 2016.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2017 Development
For the property and casualty insurance segment, the June 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $9.3 million from the estimate at December 31, 2016.  This decrease represents 1.9% of the December 31, 2016 gross carried reserves and is primarily attributed to reductions in prior year ultimate loss and settlement ratios for most lines of business except commercial auto liability. The other liability line of business was the largest contributor to favorable development. The ultimate loss and settlement ratios for accident years 2004 through 2016 were decreased slightly due to declines in expected ultimate claim frequency and/or severity. Due to increases in projected ultimate claim frequency and severity, the ultimate loss and settlement ratios in the commercial auto line of business were increased for accident years 2012 through 2016, producing adverse reserve development for that line of business. Prior years' asbestos settlement expense reserves in the other liability line of business increased during the first six months of 2017 in connection with the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured.
For the reinsurance segment, the June 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $3.9 million from the estimate at December 31, 2016.  This decrease represents 1.9% of the December 31, 2016 gross carried reserves and is primarily attributed to prior year reserve releases in the casualty excess and property/casualty global excess contract types.

2016 Development
For the property and casualty insurance segment, the June 30, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $9.8 million from the estimate at December 31, 2015.  This decrease represented 2.0 percent of the December 31, 2015 gross carried reserves and was primarily attributed to better than expected outcomes for all lines of business except commercial auto liability and commercial property (workers' compensation, personal auto liability and other liability lines of business were the largest contributors to favorable development). Commercial auto liability experienced adverse development on both claims which had been reported in prior years and emerged incurred but not reported (IBNR) claims, while commercial property experienced adverse development on emerged IBNR claims. Prior years' asbestos loss and settlement expense reserves were also strengthened during the first quarter of 2016, producing some adverse reserve development in the other liability line of business.
For the reinsurance segment, the June 30, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $6.1 million from the estimate at December 31, 2015.  This decrease represented 3.1 percent of the December 31, 2015 gross carried reserves, with slightly less than half of the favorable development coming from the Mutual Reinsurance Bureau underwriting association (MRB), which included a decrease in bulk reserves.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$116,187	$33,650	$—	$149,837

Underwriting profit (loss):
SAP underwriting profit (loss)	(8,892)	218	—	(8,674)
GAAP adjustments	3,282	(805)	—	2,477
GAAP underwriting profit (loss)	(5,610)	(587)	—	(6,197)

Net investment income	7,958	3,201	12	11,171
Net realized investment gains (losses)	3,738	(351)	—	3,387
Other income (loss)	283	(528)	—	(245)
Interest expense	85	—	—	85
Other expenses	231	—	571	802
Income (loss) before income tax expense (benefit)	$6,053	$1,735	$(559)	$7,229

Three months ended June 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$111,771	$34,675	$—	$146,446

Underwriting profit (loss):
SAP underwriting profit (loss)	(11,289)	5,026	—	(6,263)
GAAP adjustments	1,917	(647)	—	1,270
GAAP underwriting profit (loss)	(9,372)	4,379	—	(4,993)

Net investment income	8,568	3,608	3	12,179
Net realized investment gains (losses)	1,018	616	—	1,634
Other income (loss)	162	(85)	—	77
Interest expense	85	—	—	85
Other expenses	211	—	514	725
Income (loss) before income tax expense (benefit)	$80	$8,518	$(511)	$8,087

Six months ended June 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$229,835	$64,489	$—	$294,324

Underwriting profit (loss):
SAP underwriting profit (loss)	(11,486)	3,465	—	(8,021)
GAAP adjustments	2,275	(1,136)	—	1,139
GAAP underwriting profit (loss)	(9,211)	2,329	—	(6,882)

Net investment income	15,973	6,184	21	22,178
Net realized investment gains (losses)	3,141	(381)	—	2,760
Other income (loss)	444	(1,099)	—	(655)
Interest expense	169	—	—	169
Other expenses	410	—	1,153	1,563
Income (loss) before income tax expense (benefit)	$9,768	$7,033	$(1,132)	$15,669

Assets	$1,143,680	$469,285	$572,671	$2,185,636
Eliminations	—	—	(562,914)	(562,914)
Reclassifications	(44)	—	(281)	(325)
Total assets	$1,143,636	$469,285	$9,476	$1,622,397

Six months ended June 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$222,217	$66,966	$—	$289,183

Underwriting profit (loss):
SAP underwriting profit (loss)	(823)	7,088	—	6,265
GAAP adjustments	56	(838)	—	(782)
GAAP underwriting profit (loss)	(767)	6,250	—	5,483

Net investment income	17,339	7,065	5	24,409
Net realized investment gains (losses)	172	377	—	549
Other income (loss)	294	(228)	—	66
Interest expense	169	—	—	169
Other expenses	368	—	1,006	1,374
Income (loss) before income tax expense (benefit)	$16,501	$13,464	$(1,001)	$28,964

Year ended December 31, 2016
Assets	$1,122,037	$455,493	$554,164	$2,131,694
Eliminations	—	—	(540,249)	(540,249)
Reclassifications	—	(1,932)	(700)	(2,632)
Total assets	$1,122,037	$453,561	$13,215	$1,588,813

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three and six months ended June 30, 2017 and 2016, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
Property and casualty insurance segment
Commercial lines:
Automobile	$29,014	$27,409	$57,046	$54,336
Property	26,069	25,073	51,571	49,821
Workers' compensation	25,343	23,489	50,046	46,736
Other liability	24,254	24,139	48,382	47,809
Other	2,197	2,073	4,306	4,144
Total commercial lines	106,877	102,183	211,351	202,846

Personal lines	9,310	9,588	18,484	19,371
Total property and casualty insurance	$116,187	$111,771	$229,835	$222,217

Reinsurance segment
Pro rata reinsurance	$12,016	$15,468	$22,451	$29,109
Excess of loss reinsurance	21,634	19,207	42,038	37,857
Total reinsurance	$33,650	$34,675	$64,489	$66,966

Consolidated	$149,837	$146,446	$294,324	$289,183

6.	INCOME TAXES
The actual income tax expense for the three and six months ended June 30, 2017 and 2016 differed from the “expected” income tax expense for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
Computed "expected" income tax expense	$2,530	$2,830	$5,484	$10,137
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(761)	(697)	(1,466)	(1,392)
Dividends received deduction	(348)	(349)	(654)	(774)
Proration of tax-exempt interest and dividends received deduction	166	157	318	325
Other, net	138	18	(321)	(114)
Total income tax expense	$1,725	$1,959	$3,361	$8,182

The Company had no provision for uncertain income tax positions at June 30, 2017 or December 31, 2016.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the three or six months ended June 30, 2017 or 2016.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2013.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
Pension plans:
Service cost	$3,708	$3,545	$7,568	$7,185
Interest cost	2,800	2,544	5,595	5,069
Expected return on plan assets	(5,191)	(4,840)	(10,382)	(9,680)
Amortization of net actuarial loss	913	1,083	1,821	2,122
Amortization of prior service cost	5	7	10	15
Net periodic pension benefit cost	$2,235	$2,339	$4,612	$4,711

Postretirement benefit plans:
Service cost	$340	$318	$681	$636
Interest cost	570	554	1,140	1,108
Expected return on plan assets	(1,078)	(1,056)	(2,156)	(2,112)
Amortization of net actuarial loss	343	373	686	747
Amortization of prior service credit	(2,788)	(2,834)	(5,577)	(5,669)
Net periodic postretirement benefit income	$(2,613)	$(2,645)	$(5,226)	$(5,290)

Net periodic pension benefit cost allocated to the Company amounted to $670,000 and $683,000 for the three months and $1.4 million and $1.4 million for the six months ended June 30, 2017 and 2016, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $736,000 and $730,000 for the three months and $1.5 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.
The Company’s share of Employers Mutual’s remaining 2017 planned contribution to the pension plan, if made, will be approximately $2.7 million. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2017.

8.	STOCK-BASED COMPENSATION
On May 26, 2017, the Company registered 150,000 shares of the Company's common stock for use in the EMC Insurance Group Inc. 2017 Non-Employee Director Stock Plan (the "2017 Director Plan"). The 2017 Director Plan provides for the awarding of non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to non-employee directors of the Company. Employers Mutual also has several stock plans which utilize the common stock of the Company. Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock in the open market; or 3) directly purchasing common stock from the Company at the current fair value. A portion of the compensation expense recognized by Employers Mutual (as the requisite service period for granted options and restricted stock awards is rendered) is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement.
During the first quarter of 2017, Employers Mutual began issuing restricted stock units rather than restricted stock awards. In connection with this change, Employers Mutual will now acquire stock to fulfill its obligations to the recipients of the restricted stock units on the date they vest, rather than on the grant date of the awards.
Because of this change, an account Employers Mutual established to hold previously granted restricted stock awards until they vest contained excess shares of the Company's stock stemming from forfeitures and surrenders. During the first quarter of 2017, the Company repurchased 64,358 shares of stock from this unvested restricted stock account at an average cost of $27.31.

The Company recognized compensation expense from these plans of $535,000 ($348,000 net of tax) and $187,000 ($122,000 net of tax) for the three months and $212,000 ($138,000 net of tax) and $324,000 ($211,000 net of tax) for the six months ended June 30, 2017 and 2016, respectively.  During the first six months of 2017, 2,000 shares of restricted stock were granted to non-employee directors of the Company, 116,288 restricted stock units were granted to eligible employees of Employers Mutual, 85,192 shares of restricted stock vested, and 130,926 options were exercised under the plans at a weighted average exercise price of $14.87.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2017 and December 31, 2016 are summarized in the tables below.

June 30, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,915	$7,915
U.S. government-sponsored agencies	236,732	236,732
Obligations of states and political subdivisions	339,961	339,961
Commercial mortgage-backed	58,832	58,832
Residential mortgage-backed	86,251	86,251
Other asset-backed	25,020	25,020
Corporate	470,417	470,417
Total fixed maturity securities available-for-sale	1,225,128	1,225,128

Equity securities available-for-sale:
Common stocks:
Financial services	38,121	38,121
Information technology	35,862	35,862
Healthcare	27,891	27,891
Consumer staples	16,693	16,693
Consumer discretionary	20,069	20,069
Energy	15,449	15,449
Industrials	24,509	24,509
Other	18,301	18,301
Non-redeemable preferred stocks	24,756	24,756
Total equity securities available-for-sale	221,651	221,651

Short-term investments	36,135	36,135

Liabilities:
Surplus notes	25,000	11,369

December 31, 2016	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$7,830
U.S. government-sponsored agencies	239,197	239,197
Obligations of states and political subdivisions	335,757	335,757
Commercial mortgage-backed	37,572	37,572
Residential mortgage-backed	96,434	96,434
Other asset-backed	26,393	26,393
Corporate	456,516	456,516
Total fixed maturity securities available-for-sale	1,199,699	1,199,699

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,122
Information technology	30,542	30,542
Healthcare	24,707	24,707
Consumer staples	19,100	19,100
Consumer discretionary	22,321	22,321
Energy	19,071	19,071
Industrials	24,245	24,245
Other	18,384	18,384
Non-redeemable preferred stocks	20,347	20,347
Total equity securities available-for-sale	213,839	213,839

Short-term investments	39,670	39,670

Liabilities:
Surplus notes	25,000	11,228

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
The estimated fair value of the surplus notes is derived by discounting future expected cash flows at a rate deemed appropriate.  The discount rate was set at the average of current yields-to-maturity on several insurance company surplus notes that are traded in observable markets, adjusted upward by 50 basis points to reflect illiquidity and perceived risk premium differences. Other assumptions include a 25-year term (the surplus notes have no stated maturity date) and an interest rate that continues at the current 1.35 percent interest rate. The rate is typically adjusted every five years (next review due in 2018) and is based upon the then-current Federal Home Loan Bank borrowing rate for 5-year funds available to Employers Mutual.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2017 and December 31, 2016, the Company had no securities priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  Two of these are equity securities that are reported as Level 3 fair value measurements since no reliable observable inputs are used in their valuations.  The largest of these equity security holdings is in a privately placed non-redeemable convertible preferred stock investment in a start-up technology company that Employers Mutual is working closely with in its data analytics activities. Due to the recent purchase of this security in November, 2016, this security is currently carried at its acquisition cost, which is presumed to be equivalent to fair value. The other equity security, a much smaller holding, continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service consist of eight fixed maturity securities (nine at December 31, 2016). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of June 30, 2017 and December 31, 2016.

June 30, 2017		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,915	$—	$7,915	$—
U.S. government-sponsored agencies	236,732	—	236,732	—
Obligations of states and political subdivisions	339,961	—	339,961	—
Commercial mortgage-backed	58,832	—	58,832	—
Residential mortgage-backed	86,251	—	86,251	—
Other asset-backed	25,020	—	25,020	—
Corporate	470,417	—	469,577	840
Total fixed maturity securities available-for-sale	1,225,128	—	1,224,288	840

Equity securities available-for-sale:
Common stocks:
Financial services	38,121	38,118	—	3
Information technology	35,862	35,862	—	—
Healthcare	27,891	27,891	—	—
Consumer staples	16,693	16,693	—	—
Consumer discretionary	20,069	20,069	—	—
Energy	15,449	15,449	—	—
Industrials	24,509	24,509	—	—
Other	18,301	18,301	—	—
Non-redeemable preferred stocks	24,756	9,998	12,758	2,000
Total equity securities available-for-sale	221,651	206,890	12,758	2,003

Short-term investments	36,135	36,135	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,369	—	—	11,369

December 31, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$—	$7,830	$—
U.S. government-sponsored agencies	239,197	—	239,197	—
Obligations of states and political subdivisions	335,757	—	335,757	—
Commercial mortgage-backed	37,572	—	37,572	—
Residential mortgage-backed	96,434	—	96,434	—
Other asset-backed	26,393	—	26,393	—
Corporate	456,516	—	455,534	982
Total fixed maturity securities available-for-sale	1,199,699	—	1,198,717	982

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,119	—	3
Information technology	30,542	30,542	—	—
Healthcare	24,707	24,707	—	—
Consumer staples	19,100	19,100	—	—
Consumer discretionary	22,321	22,321	—	—
Energy	19,071	19,071	—	—
Industrials	24,245	24,245	—	—
Other	18,384	18,384	—	—
Non-redeemable preferred stocks	20,347	11,074	7,273	2,000
Total equity securities available-for-sale	213,839	204,563	7,273	2,003

Short-term investments	39,670	39,670	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,228	—	—	11,228

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016.  Any unrealized gains or losses on these securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended June 30, 2017	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$929	$3	$2,000	$2,932
Settlements	(90)	—	—	(90)
Unrealized gains (losses) included in other comprehensive income (loss)	1	—	—	1
Balance at June 30, 2017	$840	$3	$2,000	$2,843

Six months ended June 30, 2017
Beginning balance	$982	$3	$2,000	$2,985
Settlements	(140)	—	—	(140)
Unrealized gains (losses) included in other comprehensive income (loss)	(2)	—	—	(2)
Balance at June 30, 2017	$840	$3	$2,000	$2,843

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended June 30, 2016	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$1,271	$3	$—	$1,274
Settlements	(84)	—	—	(84)
Unrealized gains (losses) included in other comprehensive income (loss)	4	—	—	4
Balance at June 30, 2016	$1,191	$3	$—	$1,194

Six months ended June 30, 2016
Beginning balance	$1,329	$3	$—	$1,332
Settlements	(145)	—	—	(145)
Unrealized gains (losses) included in other comprehensive income (loss)	7	—	—	7
Balance at June 30, 2016	$1,191	$3	$—	$1,194

There were no transfers into or out of Levels 1 or 2 during the six months ended June 30, 2017 or 2016.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2017 and December 31, 2016 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

June 30, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,853	$62	$—	$7,915
U.S. government-sponsored agencies	243,258	249	6,775	236,732
Obligations of states and political subdivisions	320,598	19,711	348	339,961
Commercial mortgage-backed	59,214	683	1,065	58,832
Residential mortgage-backed	87,921	2,481	4,151	86,251
Other asset-backed	24,696	796	472	25,020
Corporate	457,259	13,825	667	470,417
Total fixed maturity securities	1,200,799	37,807	13,478	1,225,128

Equity securities:
Common stocks:
Financial services	25,852	12,415	146	38,121
Information technology	21,830	14,141	109	35,862
Healthcare	16,820	11,071	—	27,891
Consumer staples	10,894	5,843	44	16,693
Consumer discretionary	11,848	8,310	89	20,069
Energy	12,404	3,708	663	15,449
Industrials	12,267	12,255	13	24,509
Other	13,203	5,126	28	18,301
Non-redeemable preferred stocks	23,030	1,746	20	24,756
Total equity securities	148,148	74,615	1,112	221,651
Total securities available-for-sale	$1,348,947	$112,422	$14,590	$1,446,779

December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,841	$—	$11	$7,830
U.S. government-sponsored agencies	249,495	311	10,609	239,197
Obligations of states and political subdivisions	319,663	17,034	940	335,757
Commercial mortgage-backed	37,964	741	1,133	37,572
Residential mortgage-backed	102,307	1,435	7,308	96,434
Other asset-backed	26,592	732	931	26,393
Corporate	445,663	12,232	1,379	456,516
Total fixed maturity securities	1,189,525	32,485	22,311	1,199,699

Equity securities:
Common stocks:
Financial services	22,922	12,410	210	35,122
Information technology	19,832	10,739	29	30,542
Healthcare	16,092	8,700	85	24,707
Consumer staples	13,438	5,787	125	19,100
Consumer discretionary	14,812	7,672	163	22,321
Energy	14,276	4,873	78	19,071
Industrials	13,005	11,258	18	24,245
Other	13,071	5,345	32	18,384
Non-redeemable preferred stocks	20,031	483	167	20,347
Total equity securities	147,479	67,267	907	213,839
Total securities available-for-sale	$1,337,004	$99,752	$23,218	$1,413,538

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position as of June 30, 2017 and December 31, 2016, listed by length of time the securities were consistently in an unrealized loss position.

June 30, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$194,957	$6,641	$4,867	$134	$199,824	$6,775
Obligations of states and political subdivisions	14,415	348	—	—	14,415	348
Commercial mortgage-backed	43,939	1,065	—	—	43,939	1,065
Residential mortgage-backed	13,671	426	18,491	3,725	32,162	4,151
Other asset-backed	7,336	123	6,516	349	13,852	472
Corporate	35,758	124	14,453	543	50,211	667
Total fixed maturity securities	310,076	8,727	44,327	4,751	354,403	13,478
Equity securities:
Common stocks:
Financial services	1,407	20	945	126	2,352	146
Information technology	2,313	109	—	—	2,313	109
Consumer staples	1,293	44	—	—	1,293	44
Consumer discretionary	1,280	89	—	—	1,280	89
Energy	3,635	474	1,027	189	4,662	663
Industrials	340	13	—	—	340	13
Other	2,252	28	—	—	2,252	28
Non-redeemable preferred stocks	—	—	1,980	20	1,980	20
Total equity securities	12,520	777	3,952	335	16,472	1,112
Total temporarily impaired securities	$322,596	$9,504	$48,279	$5,086	$370,875	$14,590

December 31, 2016	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$7,830	$11	$—	$—	$7,830	$11
U.S. government-sponsored agencies	202,900	10,609	—	—	202,900	10,609
Obligations of states and political subdivisions	43,777	940	—	—	43,777	940
Commercial mortgage-backed	21,695	1,133	—	—	21,695	1,133
Residential mortgage-backed	26,217	1,232	23,625	6,076	49,842	7,308
Other asset-backed	19,091	931	—	—	19,091	931
Corporate	82,657	1,273	8,625	106	91,282	1,379
Total fixed maturity securities	404,167	16,129	32,250	6,182	436,417	22,311
Equity securities:
Common stocks:
Financial services	1,462	12	908	198	2,370	210
Information technology	1,947	29	—	—	1,947	29
Healthcare	3,585	85	—	—	3,585	85
Consumer staples	2,427	125	—	—	2,427	125
Consumer discretionary	1,637	163	—	—	1,637	163
Energy	1,621	33	1,188	45	2,809	78
Industrials	779	18	—	—	779	18
Other	1,472	32	—	—	1,472	32
Non-redeemable preferred stocks	3,356	44	1,877	123	5,233	167
Total equity securities	18,286	541	3,973	366	22,259	907
Total temporarily impaired securities	$422,453	$16,670	$36,223	$6,548	$458,676	$23,218

Most of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2017.
No individual equity security accounted for a material amount of unrealized losses. Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2017.
All of the Company’s preferred stock holdings that are in an unrealized loss position are perpetual preferred stocks.  The Company evaluates these perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2017.

The amortized cost and estimated fair values of fixed maturity securities at June 30, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$67,465	$68,242
Due after one year through five years	158,450	164,964
Due after five years through ten years	337,009	345,245
Due after ten years	488,531	499,403
Securities not due at a single maturity date	149,344	147,274
Totals	$1,200,799	$1,225,128

A summary of realized investment gains and (losses) is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
Fixed maturity securities available-for-sale:
Gross realized investment gains	$289	$1,005	$379	$1,674
Gross realized investment losses	(880)	—	(2,086)	(299)

Equity securities available-for-sale:
Gross realized investment gains	6,398	2,766	9,273	4,848
Gross realized investment losses	(372)	(441)	(471)	(1,633)
"Other-than-temporary" impairments	(733)	(270)	(733)	(701)

Other long-term investments, net	(1,315)	(1,426)	(3,602)	(3,340)
Totals	$3,387	$1,634	$2,760	$549

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2016.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2016 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2017.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  During the first six months of 2016, the Company repurchased 17,300 shares under this program at an average cost of $22.14.

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

	Accumulated other comprehensive income by component
($ in thousands)	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations	Total
Balance at December 31, 2016	$49,748	$(3,667)	$46,081
Other comprehensive income before reclassifications	17,979	—	17,979
Amounts reclassified from accumulated other comprehensive income	(4,135)	(545)	(4,680)
Other comprehensive income (loss)	13,844	(545)	13,299
Balance at June 30, 2017	$63,592	$(4,212)	$59,380

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and six months ended June 30, 2017 and 2016, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended June 30, 2017	Six months ended June 30, 2017	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for net realized investment gains included in net income	$4,702	$6,362	Net realized investment gains
Deferred income tax expense	(1,646)	(2,227)	Income tax expense, current
Net reclassification adjustment	3,056	4,135

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(369)	(737)	(1)
Prior service credit	788	1,575	(1)
Total before tax	419	838
Deferred income tax expense	(146)	(293)	Income tax expense, current
Net reclassification adjustment	273	545

Total reclassification adjustment	$3,329	$4,680

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended June 30, 2016	Six months ended June 30, 2016	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for net realized investment gains included in net income	$3,061	$3,890	Net realized investment gains
Deferred income tax expense	(1,071)	(1,361)	Income tax expense, current
Net reclassification adjustment	1,990	2,529

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(415)	(844)	(1)
Prior service credit	782	1,599	(1)
Total before tax	367	755
Deferred income tax expense	(129)	(265)	Income tax expense, current
Net reclassification adjustment	238	490

Total reclassification adjustment	$2,228	$3,019

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
In February 2016, the FASB issued updated guidance in Leases Topic 842 of the ASC, which supersedes the guidance in Leases Topic 840 of the ASC. The objective of this update is to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2019. Management continues to research this guidance, which thus far has lead management to a preliminary determination that lease costs allocated to the Company through the pooling and quota share agreements can not be attributed to a specified asset, and therefore do not meet the definition of a leased asset contained in the guidance. As a result, adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition or net income.
In June 2016, the FASB issued updated guidance in Financial Instruments-Credit Losses Topic 326 of the ASC. The objective of this update is to provide information about expected credit losses on financial instruments and other commitments to extend credit. Specifically, this updated guidance replaces the current incurred loss impairment methodology, that delays recognition of a loss until it is probable a loss has been incurred, with a methodology that reflects expected credit losses considering a broader range of reasonable and supportable information. This guidance covers financial assets that are not accounted for at fair value through net income, thus will not be applicable to the Company's equity investments upon implementation of the updated guidance described above for the Financial Instruments-Overall Subtopic 825-10. This guidance is effective for interim and annual periods beginning after December 15, 2019, and is to be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Early adoption is permitted, but only to fiscal years beginning after December 15, 2018. The Company will adopt this guidance during the first quarter of 2020. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial condition and net income.
In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. The portion of the guidance related to the income statement display of net periodic pension and postretirement benefit costs is to be applied retrospectively, while the prohibition against including these costs, other than the service cost component, in capitalized assets is to be applied prospectively. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2018. Adoption will not impact consolidated stockholders' equity initially; however, the prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets is expected to result in a relatively small change in the deferred policy acquisition cost asset starting March 31, 2018, which is expected to have an immaterial impact, net of tax, on consolidated stockholders' equity and net income from that which would otherwise be reported.

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
Management intends to identify forward-looking statements when using the words “believe”, “expect”, “anticipate”, “estimate”, “project”, “may”, “intend”, “likely” or similar expressions.  Undue reliance should not be placed on these forward-looking statements. The Company disclaims any obligation to update such statements or to announce publicly the results of any revisions that it may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

COMPANY OVERVIEW
The Company, a majority owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations that consist of a property and casualty insurance segment and a reinsurance segment. Management evaluates the performance of its insurance segments based upon underwriting profit (loss), which is calculated as premiums earned, less loss and settlement expenses and acquisition and other expenses. Additional information is presented in note 5 "Segment Information" of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned during the first six months of 2017.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned during the first six months of 2017.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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
During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and will provide increased transparency of the drivers of the property and casualty insurance segment's performance. The drivers of the property and casualty insurance segment's performance for the three and six months ended June 30, 2016 were not explicitly determined.

NON-GAAP INFORMATION
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP). Management uses certain non-GAAP financial measures for evaluating the Company’s performance. These measures are considered non-GAAP financial measures under applicable Securities and Exchange Commission (SEC) rules because they are not displayed as separate line items in the consolidated financial statements or are not required to be disclosed in the notes to financial statements or, in some cases, include or exclude certain items not ordinarily included or excluded in the most comparable GAAP financial measure. The Company’s calculation of non-GAAP financial measures may differ from similar measures used by other companies, so investors should exercise caution when comparing the Company’s non-GAAP financial measures to the measures used by other companies. In this report, a non-GAAP financial measure known as the "underlying loss and settlement expense ratio" is utilized in describing the Company's results of operations with respect to the property and casualty insurance segment. The most directly comparable GAAP financial measure is reconciled to this non-GAAP financial measure under "Results of Operations" below.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
Property and casualty insurance
Premiums earned	$116,187	$111,771	$229,835	$222,217
Losses and settlement expenses	81,508	81,466	157,028	143,564
Acquisition and other expenses	40,289	39,677	82,018	79,420
Underwriting loss	$(5,610)	$(9,372)	$(9,211)	$(767)

GAAP ratios:
Loss and settlement expense ratio	70.2%	72.9%	68.3%	64.6%
Acquisition expense ratio	34.6%	35.5%	35.7%	35.7%
Combined ratio	104.8%	108.4%	104.0%	100.3%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	70.2%	72.9%	68.3%	64.6%
Catastrophe and storm losses	(8.8)%	(14.8)%	(8.7)%	(9.0)%
Reported favorable development experienced on prior years' reserves	0.7%	5.4%	4.1%	4.4%
Underlying loss and settlement expense ratio	62.1%	63.5%	63.7%	60.0%

Losses and settlement expenses:
Insured events of current year	$82,358	$87,455	$166,341	$153,351
Decrease in provision for insured events of prior years	(850)	(5,989)	(9,313)	(9,787)
Total losses and settlement expenses	$81,508	$81,466	$157,028	$143,564

Catastrophe and storm losses	$10,214	$16,576	$20,000	$20,000

Large losses[2]	N/A	$10,000	N/A	$13,035
1 Property and casualty insurance segment's underlying loss and settlement expense ratio: The loss and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to premiums earned, which management uses as a measure of underwriting profitability of the Company’s property and casualty insurance business. The underlying loss and settlement expense ratio is a non-GAAP financial measure which represents the loss and settlement expense ratio, excluding the impact of catastrophe and storm losses and development on prior years’ reserves. Management uses this ratio as an indicator of the property and casualty insurance segment’s underwriting discipline and performance for the current accident year. Management believes this ratio is useful for investors to understand the property and casualty insurance segment’s periodic earnings and variability of earnings caused by the unpredictable nature (i.e., the timing and amount) of catastrophe and storm losses and reported development on prior years’ reserves. While this measure is consistent with measures utilized by investors and analysts to evaluate performance, it is not intended as a substitute for the GAAP financial measure of loss and settlement expense ratio.
2 Large losses are defined as reported current accident year losses greater than $500 for the EMC Insurance Companies' pool, excluding catastrophe and storm losses. Under the property and casualty insurance segment's prior bulk reserving methodology, large losses had a direct impact on earnings. Under the new bulk reserving methodology implemented during the third quarter of 2016, large losses are taken into consideration when establishing the current accident quarter/year ultimate estimates of losses, but there is no longer a direct relationship between large losses and earnings. As a result, it is no longer meaningful to report large losses separately.

	Three months ended June 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$29,014	$23,744	81.8%	$27,409	$24,684	90.1%
Property	26,069	17,949	68.9%	25,073	23,078	92.0%
Workers' compensation	25,343	16,291	64.3%	23,489	12,764	54.3%
Other liability	24,254	14,319	59.0%	24,139	11,313	46.9%
Other	2,197	423	19.2%	2,073	9	0.5%
Total commercial lines	106,877	72,726	68.0%	102,183	71,848	70.3%
Personal lines	9,310	8,782	94.3%	9,588	9,618	100.3%
Total property and casualty insurance	$116,187	$81,508	70.2%	$111,771	$81,466	72.9%

	Six months ended June 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$57,046	$50,633	88.8%	$54,336	$43,489	80.0%
Property	51,571	35,488	68.8%	49,821	35,460	71.2%
Workers' compensation	50,046	30,065	60.1%	46,736	26,170	56.0%
Other liability	48,382	25,031	51.7%	47,809	23,866	49.9%
Other	4,306	330	7.7%	4,144	(57)	(1.4)%
Total commercial lines	211,351	141,547	67.0%	202,846	128,928	63.6%
Personal lines	18,484	15,481	83.8%	19,371	14,636	75.6%
Total property and casualty insurance	$229,835	$157,028	68.3%	$222,217	$143,564	64.6%

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2017	2016	2017	2016
Reinsurance
Premiums earned	$33,650	$34,675	$64,489	$66,966
Losses and settlement expenses	25,720	21,354	46,485	44,365
Acquisition and other expenses	8,517	8,942	15,675	16,351
Underwriting profit (loss)	$(587)	$4,379	$2,329	$6,250

GAAP ratios:
Loss and settlement expense ratio	76.4%	61.6%	72.1%	66.2%
Acquisition expense ratio	25.3%	25.8%	24.3%	24.5%
Combined ratio	101.7%	87.4%	96.4%	90.7%

Losses and settlement expenses:
Insured events of current year	$23,163	$23,484	$50,369	$50,449
Increase (decrease) in provision for insured events of prior years	2,557	(2,130)	(3,884)	(6,084)
Total losses and settlement expenses	$25,720	$21,354	$46,485	$44,365

Catastrophe and storm losses	$4,909	$5,741	$8,497	$8,481

	Three months ended June 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$12,016	$7,674	63.9%	$15,468	$6,256	40.4%
Excess of loss reinsurance	21,634	18,046	83.4%	19,207	15,098	78.6%
Total reinsurance	$33,650	$25,720	76.4%	$34,675	$21,354	61.6%

	Six months ended June 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$22,451	$13,820	61.6%	$29,109	$16,132	55.4%
Excess of loss reinsurance	42,038	32,665	77.7%	37,857	28,233	74.6%
Total reinsurance	$64,489	$46,485	72.1%	$66,966	$44,365	66.2%

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share amounts)	2017	2016	2017	2016
Consolidated
REVENUES
Premiums earned	$149,837	$146,446	$294,324	$289,183
Net investment income	11,171	12,179	22,178	24,409
Realized investment gains	3,387	1,634	2,760	549
Other income (loss)	(245)	77	(655)	66
	164,150	160,336	318,607	314,207
LOSSES AND EXPENSES
Losses and settlement expenses	107,228	102,820	203,513	187,929
Acquisition and other expenses	48,806	48,619	97,693	95,771
Interest expense	85	85	169	169
Other expense	802	725	1,563	1,374
	156,921	152,249	302,938	285,243

Income before income tax expense	7,229	8,087	15,669	28,964
Income tax expense	1,725	1,959	3,361	8,182
Net income	$5,504	$6,128	$12,308	$20,782

Net income per share	$0.26	$0.29	$0.58	$0.99

GAAP ratios:
Loss and settlement expense ratio	71.6%	70.2%	69.1%	65.0%
Acquisition expense ratio	32.5%	33.2%	33.2%	33.1%
Combined ratio	104.1%	103.4%	102.3%	98.1%

Losses and settlement expenses:
Insured events of current year	$105,521	$110,939	$216,710	$203,800
Increase (decrease) in provision for insured events of prior years	1,707	(8,119)	(13,197)	(15,871)
Total losses and settlement expenses	$107,228	$102,820	$203,513	$187,929

Catastrophe and storm losses	$15,123	$22,317	$28,497	$28,481

Large losses[2]	N/A	$10,000	N/A	$13,035
2 Large losses are defined as reported current accident year losses greater than $500 for the EMC Insurance Companies' pool, excluding catastrophe and storm losses. Under the property and casualty insurance segment's prior bulk reserving methodology, large losses had a direct impact on earnings. Under the new bulk reserving methodology implemented during the third quarter of 2016, large losses are taken into consideration when establishing the current accident quarter/year ultimate estimates of losses, but there is no longer a direct relationship between large losses and earnings. As a result, it is no longer meaningful to report large losses separately.

Net income declined to $5.5 million ($0.26 per share) and $12.3 million ($0.58 per share) for the three and six months ended June 30, 2017 from $6.1 million ($0.29 per share) and $20.8 million ($0.99 per share) during the same periods in 2016.  The decline in results for the second quarter is primarily attributed to adverse development experienced on prior years' reserves (compared to favorable development in the second quarter of 2016), which more than offset a decline in catastrophe and storm losses. The decline in results reported for the six months reflects an increase in the property and casualty insurance segment's underlying loss and settlement expense ratio (which excludes the impact of catastrophe and storm losses and development on prior years' reserves). However, this increase in the underlying loss and settlement expense ratio does not reflect a decline in the performance of the underlying book of business. Rather, the increase is attributed to differences in how bulk reserves are calculated and allocated to the various accident years under the new and prior bulk reserving methodologies. Additional information on this issue is contained under the "Losses and settlement expenses" section of this discussion. Declines in net investment income during both the three and six month periods were largely offset by increases in realized investment gains.
The property and casualty insurance segment's underwriting results for the second quarter of 2017 reflect a decline in catastrophe and storm losses due to the $20 million cap on such losses for the first six months of the year under the semi-annual aggregate catastrophe excess of loss reinsurance treaty with Employers Mutual. Catastrophe and storm losses were also capped at $20 million in the first six months of 2016. Because this is an aggregate treaty that covers the first six months of the year, the distribution of catastrophe and storm losses between the first and second quarters is dictated by the amount of catastrophe and storm losses incurred during the first quarter of the year. The property and casualty insurance segment incurred a record amount of catastrophe and storm losses during the first quarter of 2017; therefore, a lower amount of catastrophe and storm losses were retained in the second quarter of 2017 than the second quarter of 2016 before the $20 million cap was reached.

Premium income
Premiums earned increased 2.3 percent and 1.8 percent to $149.8 million and $294.3 million for the three and six months ended June 30, 2017 from $146.4 million and $289.2 million for the same periods in 2016.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience. Average rate level increases continue to be slightly positive in the property and casualty insurance segment, while rate levels in the reinsurance segment stabilized somewhat during the January 1, 2017 renewal season, when approximately 70 percent of the business renews, after several years of declines.
Premiums earned in the property and casualty insurance segment increased 4.0 percent and 3.4 percent to $116.2 million and $229.8 million for the three and six months ended June 30, 2017 from $111.8 million and $222.2 million for the same periods in 2016.  These increases are primarily attributed to growth in insured exposures, and to a lesser extent higher policy counts and small rate level increases on renewal business. New business premium (representing 16 percent of the pool participants’ direct premiums written) was approximately 16 percent higher than in the first half of 2016. Commercial lines new business continues to be in the desired range of growth, and accounted for most of the increase in total new business premium. Personal lines new business premium was up significantly, but is measured against a relatively small amount of new business premium in the first half of 2016. However, the increase in new business premium was not large enough to offset the premium decline associated with business that did not renew, resulting in an overall decline in personal lines premium. While management continues to seek growth in most territories, it is particularly focused on achieving growth outside of the core Midwest market, which will help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately four percent during the first half of 2017. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business in a few states, the overall rate change on renewal business was approximately one percent. Rate levels are expected to be mixed during the remainder of 2017, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to be flat or increase slightly. The overall policy retention rate remained strong during the first half of 2017 at 86.0 percent (commercial lines at 87.1 percent and personal lines at 83.9 percent). These retention rates approximate those reported at the end of 2016.

Premiums earned in the reinsurance segment decreased 3.0 percent and 3.7 percent to $33.7 million and $64.5 million for the three and six months ended June 30, 2017 from $34.7 million and $67.0 million for the same periods in 2016. These decreases reflect MRB's withdrawal from non-standard automobile business, and declines in some casualty business that converted from a pro rata structure in 2016 to an excess of loss structure in 2017. The addition of some new business and growth on some existing accounts partially offset these declines in premium. The assumed reinsurance market continues to experience pricing pressure due to the influx of nontraditional capital and the lack of major catastrophic events, though pricing declines did moderate somewhat during the January 1, 2017 renewal season. Rate levels on excess of loss reinsurance business were largely unchanged on the January 1, 2017 renewals, which was an improvement from the declines experienced on the January 1, 2016 renewals. There was a moderate deterioration in the pricing of catastrophe reinsurance for the industry at the mid-year renewal cycle; however, the majority of the reinsurance segment's business (approximately 70 percent) renewed at January 1, 2017, and as a result this reduction in pricing is expected to have a limited impact on 2017 premiums. Management does not expect any significant rate level changes through the remainder of 2017.

Losses and settlement expenses
Losses and settlement expenses increased 4.3 percent and 8.3 percent to $107.2 million and $203.5 million for the three and six months ended June 30, 2017 from $102.8 million and $187.9 million for the same periods in 2016.  The loss and settlement expense ratio increased to 71.6 percent and 69.1 percent for the three and six months ended June 30, 2017 from 70.2 percent and 65.0 percent for the same periods in 2016.  The property and casualty insurance segment reported a decline in its loss and settlement expense ratio for the second quarter; however, both segments experienced an increase in their loss and settlement expense ratios for the six months. The actuarial analysis of the Company’s carried reserves at June 30, 2017 indicates that they are in the upper half of the range of reasonable reserves, and appear to be consistent with prior evaluations.
The loss and settlement expense ratio for the property and casualty insurance segment decreased to 70.2 percent for the three months ended June 30, 2017 from 72.9 percent for the same period in 2016, but increased to 68.3 percent for the six months ended June 30, 2017 from 64.6 percent for the same period in 2016.  The decline for the second quarter is primarily attributed to an increase in premiums earned, as losses and settlement expenses remained relatively consistent. The increase for the six months is generally attributed to an increase in the underlying loss and settlement expense ratio. As previously noted, the underlying loss and settlement expense ratio has been relatively consistent since the implementation of the new bulk reserving methodology in the third quarter of 2016, and actually declined 3.2 percentage points from the first quarter to the second quarter of 2017, despite the softening market. However, this ratio was 8.8 percentage points higher in the first quarter of 2017 than the first quarter of 2016, which resulted in a 3.7 percentage point increase for the six months (63.7 percent for the first six months of 2017 compared to 60.0 percent for the same period of 2016). This increase does not reflect a decline in the performance of the underlying book of business. Rather, the increase is attributed to differences in how bulk reserves are calculated and allocated to the various accident years under the new and prior bulk reserving methodologies. As a result, a comparison of the 2017 ratios to the 2016 ratios is not meaningful.
The prior bulk reserving methodology was focused on maintaining a consistent level of overall reserve adequacy. Bulk reserves were determined in total, and a separate process was used to allocate the bulk reserves to the various accident years. The implied ultimate accident year loss and settlement expense ratios produced by this allocation process were not explicitly determined, which, based on a recently completed analysis of first quarter 2016 results, allowed seasonal or other fluctuations in the underlying case loss reserves to impact the underlying loss and settlement expense ratios.
Under the new bulk reserving methodology, the underlying loss and settlement expense ratio is determined by the explicit accident year ultimate loss and settlement expense ratios established for each line of business by management. Because of this change in methodology, the quarterly underlying loss and settlement expense ratios are expected to be more consistent throughout the year than they were under the prior methodology.
The commercial auto and personal lines of business, which posted loss and settlement expense ratios of 88.8 percent and 83.8 percent, respectively, for the six months ended June 30, 2017, continue to underperform; however, the loss and settlement expense ratio for the commercial auto line of business did improve somewhat during the second quarter. Management continues to devote a significant amount of time and effort to the initiatives that have been undertaken to improve the performance of these lines of business.
Favorable development on the property and casualty insurance segment's prior years' reserves totaled $850,000 and $6.0 million for the three months and $9.3 million and $9.8 million for the six months ended June 30, 2017 and 2016, respectively. The majority of the favorable development reported for the first six months of 2017 occurred in the other liability line of business. Included in the development amounts reported for the second quarter and first six months of 2017 are $1.8 million and $4.5 million, respectively, of adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured.

The property and casualty insurance subsidiaries ceded $16.0 million of catastrophe and storm losses to Employers Mutual under the 2017 inter-company reinsurance program during the three and six months ended June 30, 2017, compared to $1.6 million during the same periods in 2016. As previously noted, the large amount of catastrophe and storm losses ceded during the second quarter of 2017 was a result of the record amount of catastrophe and storm losses incurred in the first quarter of 2017. Catastrophe and storm losses, net of the amounts ceded to Employers Mutual, accounted for 8.8 and 8.7 percentage points of the loss and settlement expense ratio for the three and six months ended June 30, 2017, respectively, compared to 14.8 and 9.0 percentage points during the same periods in 2016. The most recent 10-year averages for these three and six month periods are 19.0 and 12.2 percentage points, respectively. The terms of the inter-company reinsurance program, including the pricing of the coverage, are reviewed annually by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual.
The loss and settlement expense ratio for the reinsurance segment increased to 76.4 percent and 72.1 percent for the three and six months ended June 30, 2017 from 61.6 percent and 66.2 percent for the same periods in 2016. The vast majority of the increase in the ratio for the second quarter is due to adverse development experienced on prior years' reserves during the second quarter of 2017 compared to favorable development during the same period of 2016. The adverse development during the second quarter of 2017 is mostly from casualty pro rata and ocean marine pro rata contracts, and is concentrated in accident year 2016. The increase in the ratio for the first six months of 2017 reflects a decline in the amount of favorable development experienced on prior years' reserves, as well as the occurrence of several large fire losses. The favorable reserve development reported for the first six months of 2017 includes $3.5 million of favorable development produced by the business generated through the activities of Employers Mutual's Home Office Reinsurance Assumed Department (also known as "HORAD"), primarily from prior year reserve releases in casualty excess and property/casualty global excess contract types. The remainder of the favorable reserve development for this period was produced by the MRB book of business. Catastrophe and storm losses accounted for 14.6 and 13.2 percentage points of the loss and settlement expense ratio for the three and six months ended June 30, 2017, respectively, compared to 16.6 and 12.7 percentage points during the same periods in 2016. The most recent 10-year averages for these periods are 16.2 and 13.0 percentage points, respectively.

Acquisition and other expenses
Acquisition and other expenses increased 0.4 percent and 2.0 percent to $48.8 million and $97.7 million for the three and six months ended June 30, 2017 from $48.6 million and $95.8 million for the same periods in 2016.  The acquisition expense ratio decreased to 32.5 percent for the three months ended June 30, 2017 from 33.2 percent for the same period in 2016, but was largely unchanged for the six months ended June 30, 2017, coming in at 33.2 percent compared to 33.1 percent for the same period in 2016.  Both segments contributed to the decrease in the ratio for the second quarter.
The acquisition expense ratio for the property and casualty insurance segment decreased to 34.6 percent for the three months ended June 30, 2017 from 35.5 percent for the same period in 2016, but was unchanged at 35.7 percent for the six months ended June 30, 2017 and 2016. The decrease for the second quarter is primarily attributed to lower policyholder dividend expense associated with a couple of the pool participants' safety dividend groups. For the first six months of 2017, a decline in policyholder dividend expense was largely offset by higher salary expenses, an increase in costs associated with data analytics initiatives, and, to a lesser extent, an increase in agents' contingent commissions.
The acquisition expense ratio for the reinsurance segment decreased to 25.3 percent and 24.3 percent for the three and six months ended June 30, 2017 from 25.8 percent and 24.5 percent for the same periods in 2016. These decreases primarily reflect a decline in contingent commission expense.

Investment results
Net investment income decreased 8.3 percent and 9.1 percent to $11.2 million and $22.2 million for the three and six months ended June 30, 2017 from $12.2 million and $24.4 million for the same periods in 2016. These decreases primarily reflect an increase in the amortization of interest-only fixed maturity securities due to prepayments of the underlying collateral, and, for the six months, the receipt of approximately $480,000 of special dividends during the first quarter of 2016. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has remained relatively steady at 3.8 percent over the past year.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, decreased to 4.9 at June 30, 2017 from 5.2 at December 31, 2016. The Company’s equity portfolio produced dividend income of $1.6 million and $3.1 million during the three and six months ended June 30, 2017, respectively, compared to $1.7 million and $3.8 million during the same periods in 2016.

The Company had net realized investment gains of $3.4 million and $2.8 million during the three and six months ended June 30, 2017 compared to $1.6 million and $549,000 during the same periods in 2016. The reported amounts include losses of $1.3 million and $3.6 million generated during the three and six months ended June 30, 2017 from declines in the carrying value of a limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). Losses on this limited partnership amounted to $1.4 million and $3.3 million, respectively, during the same periods in 2016. The Company recognized "other-than-temporary" impairment losses of $733,000 during the three and six months ended June 30, 2017, compared to $270,000 and $701,000 during the same periods in 2016. These impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Included in other income are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $529,000 and $1.1 million during the three and six months ended June 30, 2017, compared to losses of $85,000 and $228,000 during the same periods in 2016.

Income tax
Income tax expense decreased 11.9 percent and 58.9 percent to $1.7 million and $3.4 million for the three and six months ended June 30, 2017 from $2.0 million and $8.2 million for the same periods in 2016. The effective tax rates for the three and six months ended June 30, 2017 were 23.9 percent and 21.4 percent, compared to 24.2 percent and 28.2 percent for the same periods in 2016. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent are tax-exempt interest income earned and the dividends received deduction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $22.4 million and $43.7 million during the first six months of 2017 and 2016, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2017 without prior regulatory approval is approximately $52.7 million.  The Company received $3.7 million and $1.4 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $8.9 million and $7.9 million during the first six months of 2017 and 2016, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2017 and December 31, 2016, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $15.8 million and $6.6 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $14.9 million and $12.5 million in minority ownership interests in limited partnerships and limited liability companies at June 30, 2017 and December 31, 2016, respectively.  During the first six months of 2017 and 2016, the Company invested $5.8 million and $4.9 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. During the fourth quarter of 2016, the Company's reinsurance subsidiary invested approximately $6.6 million in a limited liability company as an investment that conveys renewable energy tax credits. After reductions for the utilization of tax credits and a $209,000 impairment loss during the fourth quarter of 2016, the carrying value of this investment was approximately $1.6 million and $2.0 million at June 30, 2017 and December 31, 2016, respectively. These investments are included in "other long-term investments" in the Company's financial statements, with the limited partnership carried under the equity method of accounting.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.5 million and $20.0 million at June 30, 2017 and December 31, 2016, respectively.
The Company’s cash balance was $315,000 and $307,000 at June 30, 2017 and December 31, 2016, respectively.
During the first six months of 2017, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2017 planned contribution to its pension plan, if made, will be approximately $2.7 million. No contributions will be made to the postretirement benefit plans in 2017.
During the first six months of 2016, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.7 million for its share of the total 2016 pension contribution (no contributions were made to the postretirement benefit plans during 2016).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2017.
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
The Company’s total cash and invested assets at June 30, 2017 and December 31, 2016 are summarized as follows:

	June 30, 2017
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,200,799	$1,225,128	81.8%	$1,225,128
Equity securities available-for-sale	148,148	221,651	14.8	221,651
Cash	315	315	—	315
Short-term investments	36,135	36,135	2.4	36,135
Other long-term investments	14,929	14,929	1.0	14,929
	$1,400,326	$1,498,158	100.0%	$1,498,158

	December 31, 2016
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,189,525	$1,199,699	81.8%	$1,199,699
Equity securities available-for-sale	147,479	213,839	14.6	213,839
Cash	307	307	—	307
Short-term investments	39,670	39,670	2.7	39,670
Other long-term investments	12,506	12,506	0.9	12,506
	$1,389,487	$1,466,021	100.0%	$1,466,021

The amortized cost and estimated fair value of fixed maturity and equity securities at June 30, 2017 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,853	$62	$—	$7,915
U.S. government-sponsored agencies	243,258	249	6,775	236,732
Obligations of states and political subdivisions	320,598	19,711	348	339,961
Commercial mortgage-backed	59,214	683	1,065	58,832
Residential mortgage-backed	87,921	2,481	4,151	86,251
Other asset-backed	24,696	796	472	25,020
Corporate	457,259	13,825	667	470,417
Total fixed maturity securities	1,200,799	37,807	13,478	1,225,128

Equity securities:
Common stocks:
Financial services	25,852	12,415	146	38,121
Information technology	21,830	14,141	109	35,862
Healthcare	16,820	11,071	—	27,891
Consumer staples	10,894	5,843	44	16,693
Consumer discretionary	11,848	8,310	89	20,069
Energy	12,404	3,708	663	15,449
Industrials	12,267	12,255	13	24,509
Other	13,203	5,126	28	18,301
Non-redeemable preferred stocks	23,030	1,746	20	24,756
Total equity securities	148,148	74,615	1,112	221,651
Total securities available-for-sale	$1,348,947	$112,422	$14,590	$1,446,779

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $169,000 during the first six months of 2017 and 2016.  During the first quarter of 2017, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2016.
As of June 30, 2017, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded $733,000 of "other-than-temporary" investment impairment losses during the three and six months ended June 30, 2017, compared to $270,000 and $701,000 during the same periods in 2016. The impairment losses were recognized on securities held in the Company's equity portfolio.
At June 30, 2017, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2017.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $9.5 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of June 30, 2017.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$194,957	$6,641	$4,867	$134	$199,824	$6,775
Obligations of states and political subdivisions	14,415	348	—	—	14,415	348
Commercial mortgage-backed	43,939	1,065	—	—	43,939	1,065
Residential mortgage-backed	13,671	426	18,491	3,725	32,162	4,151
Other asset-backed	7,336	123	6,516	349	13,852	472
Corporate	35,758	124	14,453	543	50,211	667
Total fixed maturity securities	310,076	8,727	44,327	4,751	354,403	13,478
Equity securities:
Common stocks:
Financial services	1,407	20	945	126	2,352	146
Information technology	2,313	109	—	—	2,313	109
Consumer staples	1,293	44	—	—	1,293	44
Consumer discretionary	1,280	89	—	—	1,280	89
Energy	3,635	474	1,027	189	4,662	663
Industrials	340	13	—	—	340	13
Other	2,252	28	—	—	2,252	28
Non-redeemable preferred stocks	—	—	1,980	20	1,980	20
Total equity securities	12,520	777	3,952	335	16,472	1,112
Total temporarily impaired securities	$322,596	$9,504	$48,279	$5,086	$370,875	$14,590

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2017, the Company held $2.9 million of non-investment grade fixed maturity securities in a net unrealized gain position of $46,000.

Following is a schedule of gross realized losses recognized in the first six months of 2017.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	2,330	2,086	244	—	244
Over six months to nine months	2,993	2,938	55	—	55
Over nine months to twelve months	547	391	156	—	156
Over twelve months	15,157	13,526	1,631	—	1,631
Subtotal, fixed maturity securities	21,027	18,941	2,086	—	2,086

Equity securities:
Three months or less	4,114	3,785	329	—	329
Over three months to six months	1,440	1,305	135	733	868
Over six months to nine months	57	50	7	—	7
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	—	—
Subtotal, equity securities	5,611	5,140	471	733	1,204

Total realized losses	$26,638	$24,081	$2,557	$733	$3,290

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2026.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2017 did not change materially from those presented in the Company’s 2016 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $896,000 and $851,000 as of June 30, 2017 and December 31, 2016, respectively. Premium tax offsets of $1.0 million and $1.0 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2017 and December 31, 2016, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.0 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2016.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2016 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2017.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2017:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
4/1/2017 - 4/30/2017	20	$27.42	—	$19,108
5/1/2017 - 5/31/2017	29	26.94	—	19,108
6/1/2017 - 6/30/2017	1,251	28.63	—	19,108
Total	1,300	$28.58	—
1 Consists of shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.
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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2017.

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