Form 10-Q
period 2017-09-30
EMC INSURANCE GROUP INC
filed 2017-11-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2017
Common stock, $1.00 par value	21,399,578

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,233,772 and $1,189,525)	$1,258,340	$1,199,699
Equity securities available-for-sale, at fair value (cost $150,428 and $147,479)	231,719	213,839
Other long-term investments	14,471	12,506
Short-term investments	25,255	39,670
Total investments	1,529,785	1,465,714

Cash	402	307
Reinsurance receivables due from affiliate	26,079	21,326
Prepaid reinsurance premiums due from affiliate	15,759	9,309
Deferred policy acquisition costs (affiliated $43,836 and $40,660)	44,110	40,939
Amounts due from affiliate to settle inter-company transaction balances	4,210	—
Prepaid pension and postretirement benefits due from affiliate	11,407	12,314
Accrued investment income	11,963	11,050
Amounts receivable under reverse repurchase agreements	16,500	20,000
Accounts receivable	813	2,076
Income taxes recoverable	3,850	—
Goodwill	942	942
Other assets (affiliated $4,818 and $4,632)	5,018	4,836
Total assets	$1,670,838	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $720,901 and $685,533)	$726,461	$690,532
Unearned premiums (affiliated $281,055 and $243,682)	282,443	244,885
Other policyholders' funds (all affiliated)	9,847	13,068
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	11,222
Pension benefits payable to affiliate	3,807	4,097
Income taxes payable	—	2,359
Deferred income taxes	21,403	11,321
Other liabilities (affiliated $24,155 and $27,871)	26,815	32,987
Total liabilities	1,095,776	1,035,471

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,379,763 shares in 2017 and 21,222,535 shares in 2016	21,380	21,223
Additional paid-in capital	122,640	119,054
Accumulated other comprehensive income	64,326	46,081
Retained earnings	366,716	366,984
Total stockholders' equity	575,062	553,342
Total liabilities and stockholders' equity	$1,670,838	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands, except share and per share amounts)	2017	2016
REVENUES
Premiums earned (affiliated $154,451 and $149,988)	$155,190	$152,181
Net investment income	11,501	11,474
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	(239)	(917)
Total "other-than-temporary" impairment losses on securities available-for-sale	(355)	(275)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(355)	(275)
Net realized investment gains (losses)	(594)	(1,192)
Other income (loss) (affiliated $(30) and $39)	(179)	(85)
Total revenues	165,918	162,378

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $116,908 and $106,795)	119,576	108,173
Dividends to policyholders (all affiliated)	46	3,944
Amortization of deferred policy acquisition costs (affiliated $26,177 and $26,256)	26,430	26,845
Other underwriting expenses (affiliated $19,520 and $17,600)	19,521	17,606
Interest expense (all affiliated)	84	84
Other expenses (affiliated $442 and $481)	701	679
Total losses and expenses	166,358	157,331
Income (loss) before income tax expense (benefit)	(440)	5,047

INCOME TAX EXPENSE (BENEFIT)
Current	(2,197)	1,448
Deferred	1,011	(530)
Total income tax expense (benefit)	(1,186)	918
Net income	$746	$4,129

Net income per common share - basic and diluted	$0.03	$0.20

Dividend per common share	$0.21	$0.19

Average number of common shares outstanding - basic and diluted	21,356,588	21,060,665
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
($ in thousands, except share and per share amounts)	2017	2016
REVENUES
Premiums earned (affiliated $446,522, and $436,804)	$449,514	$441,364
Net investment income	33,679	35,883
Net realized investment gains (losses), excluding impairment losses on securities available-for-sale	3,254	333
Total "other-than-temporary" impairment losses on securities available-for-sale	(1,088)	(976)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—
Net impairment losses on securities available-for-sale	(1,088)	(976)
Net realized investment gains (losses)	2,166	(643)
Other income (loss) (affiliated $(350) and $307)	(834)	(19)
Total revenues	484,525	476,585

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $318,902 and $295,061)	323,089	296,102
Dividends to policyholders (all affiliated)	5,184	11,292
Amortization of deferred policy acquisition costs (affiliated $79,957 and $79,584)	80,774	80,740
Other underwriting expenses (affiliated $57,803 and $52,120)	57,732	52,134
Interest expense (all affiliated)	253	253
Other expenses (affiliated $1,423 and $1,414)	2,264	2,053
Total losses and expenses	469,296	442,574
Income (loss) before income tax expense (benefit)	15,229	34,011

INCOME TAX EXPENSE (BENEFIT)
Current	1,918	11,440
Deferred	257	(2,340)
Total income tax expense (benefit)	2,175	9,100
Net income	$13,054	$24,911

Net income per common share - basic and diluted	$0.61	$1.19

Dividend per common share	$0.63	$0.57

Average number of common shares outstanding - basic and diluted	21,295,882	20,964,236
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands)	2017	2016
Net income	$746	$4,129

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $2,951 and $(1,226)	5,481	(2,275)
Reclassification adjustment for net realized investment gains included in net income, net of income tax expense of $(141) and $(252)	(264)	(466)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(146) and $(62):
Net actuarial loss	240	722
Prior service credit	(511)	(839)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(271)	(117)

Other comprehensive income (loss)	4,946	(2,858)

Total comprehensive income	$5,692	$1,271

	Nine months ended September 30,
($ in thousands)	2017	2016
Net income	$13,054	$24,911

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense of $12,632 and $11,145	23,460	20,698
Reclassification adjustment for net realized investment gains included in net income, net of income tax expense of $(2,368) and $(1,613)	(4,399)	(2,995)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(439) and $(327):
Net actuarial loss	719	1,271
Prior service credit	(1,535)	(1,878)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(816)	(607)

Other comprehensive income (loss)	18,245	17,096

Total comprehensive income	$31,299	$42,007
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2016	$21,223	$119,054	$46,081	$366,984	$553,342
Issuance of common stock through stock plans	225	5,328			5,553
Repurchase of common stock	(68)	(1,790)			(1,858)
Increase resulting from stock-based compensation expense		48			48
Other comprehensive income			18,245		18,245
Net income				13,054	13,054
Dividends paid to public stockholders ($0.63 per share)				(5,906)	(5,906)
Dividends paid to affiliate ($0.63 per share)				(7,416)	(7,416)
Balance at September 30, 2017	$21,380	$122,640	$64,326	$366,716	$575,062

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2015	$20,781	$108,747	$58,433	$336,977	$524,938
Issuance of common stock through stock plans	321	7,294			7,615
Repurchase of common stock	(17)	(366)			(383)
Increase resulting from stock-based compensation expense		49			49
Other comprehensive income			17,096		17,096
Net income				24,911	24,911
Dividends paid to public stockholders ($0.57 per share)				(5,107)	(5,107)
Dividends paid to affiliate ($0.57 per share)				(6,710)	(6,710)
Balance at September 30, 2016	$21,085	$115,724	$75,529	$350,071	$562,409
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
($ in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$13,054	$24,911
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $35,368 and $24,292)	35,929	21,791
Unearned premiums (affiliated $37,373 and $32,902)	37,558	33,465
Other policyholders' funds due to affiliate	(3,221)	3,088
Amounts due to/from affiliate to settle inter-company transaction balances	(15,432)	(2,383)
Net pension and postretirement benefits due from affiliate	(638)	(317)
Reinsurance receivables due from affiliate	(4,753)	1,646
Prepaid reinsurance premiums due from affiliate	(6,450)	(5,025)
Commissions payable (affiliated $(2,309) and $(3,682))	(2,318)	(3,743)
Deferred policy acquisition costs (affiliated $(3,176) and $(3,785))	(3,171)	(3,900)
Accrued investment income	(913)	(1,354)
Current income tax	(6,209)	1,891
Deferred income tax	257	(2,340)
Net realized investment gains	(2,166)	643
Other, net (affiliated $(1,545) and $(451))	8,596	6,769
Total adjustments to reconcile net income to net cash provided by operating activities	37,069	50,231
Net cash provided by operating activities	50,123	75,142
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(174,579)	(338,659)
Disposals of fixed maturity securities available-for-sale	121,463	282,787
Purchases of equity securities available-for-sale	(43,868)	(45,632)
Disposals of equity securities available-for-sale	49,595	40,525
Purchases of other long-term investments	(12,231)	(5,920)
Disposals of other long-term investments	1,304	480
Net (purchases) disposals of short-term investments	14,415	(4,012)
Net receipts under reverse repurchase agreements	3,500	—
Net cash used in investing activities	(40,401)	(70,431)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	5,553	7,615
Repurchase of common stock	(1,858)	(383)
Dividends paid to stockholders (affiliated $(7,416) and $(6,710))	(13,322)	(11,817)
Net cash used in financing activities	(9,627)	(4,585)
NET INCREASE IN CASH	95	126
Cash at the beginning of the year	307	224
Cash at the end of the quarter	$402	$350
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
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty was effective from January 1, 2017 through June 30, 2017, and had a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty was approximately $6.0 million. The second treaty is effective from July 1, 2017 through December 31, 2017, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. Losses and settlement expenses ceded to Employers Mutual under the 2017 program totaled $3.0 million and $19.0 million for the three and nine months ended September 30, 2017, respectively, compared to $3.5 million and $5.1 million ceded during the three and nine months ended September 30, 2016, respectively. In both years the ceded amounts are applicable to the treaties that covered the first half of each year. The terms of these treaties were the same in 2016 with the exception of the costs, which were $6.3 million during the first half of 2016 and $1.5 million during the second half of 2016. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.7 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.2 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. Recoveries totaled $9.0 million during the three and nine months ended September 30, 2017, all under the annual aggregate treaty. The terms of these treaties were the same in 2016 with the exception of the costs, which were $2.0 million for the per occurrence treaty and $3.2 million for the annual aggregate treaty. No recoveries were made under these treaties during the same periods of 2016.
The reinsurance subsidiary purchases additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program. No recoveries have been made from external parties in 2017 or 2016.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended September 30, 2017 and 2016 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended September 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$122,665	$—	$122,665
Assumed from nonaffiliates	1,333	38,955	40,288
Assumed from affiliates	153,900	—	153,900
Ceded to nonaffiliates	(10,532)	(1,220)	(11,752)
Ceded to affiliates	(123,355)	(1,212)	(124,567)
Net premiums written	$144,011	$36,523	$180,534

Premiums earned
Direct	$96,547	$—	$96,547
Assumed from nonaffiliates	1,225	38,463	39,688
Assumed from affiliates	128,325	—	128,325
Ceded to nonaffiliates	(8,388)	(2,533)	(10,921)
Ceded to affiliates	(97,237)	(1,212)	(98,449)
Net premiums earned	$120,472	$34,718	$155,190

Losses and settlement expenses incurred
Direct	$62,745	$—	$62,745
Assumed from nonaffiliates	961	57,268	58,229
Assumed from affiliates	81,047	277	81,324
Ceded to nonaffiliates	(4,435)	(3,039)	(7,474)
Ceded to affiliates	(66,279)	(8,969)	(75,248)
Net losses and settlement expenses incurred	$74,039	$45,537	$119,576

	Three months ended September 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$119,849	$—	$119,849
Assumed from nonaffiliates	1,221	39,592	40,813
Assumed from affiliates	146,289	—	146,289
Ceded to nonaffiliates	(7,841)	(983)	(8,824)
Ceded to affiliates	(120,614)	(1,270)	(121,884)
Net premiums written	$138,904	$37,339	$176,243

Premiums earned
Direct	$96,730	$—	$96,730
Assumed from nonaffiliates	1,170	39,394	40,564
Assumed from affiliates	122,058	—	122,058
Ceded to nonaffiliates	(6,091)	(2,315)	(8,406)
Ceded to affiliates	(97,495)	(1,270)	(98,765)
Net premiums earned	$116,372	$35,809	$152,181

Losses and settlement expenses incurred
Direct	$59,831	$—	$59,831
Assumed from nonaffiliates	793	27,206	27,999
Assumed from affiliates	85,196	280	85,476
Ceded to nonaffiliates	(895)	(944)	(1,839)
Ceded to affiliates	(63,282)	(12)	(63,294)
Net losses and settlement expenses incurred	$81,643	$26,530	$108,173

	Nine months ended September 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$312,809	$—	$312,809
Assumed from nonaffiliates	3,542	108,056	111,598
Assumed from affiliates	415,426	—	415,426
Ceded to nonaffiliates	(27,109)	(9,074)	(36,183)
Ceded to affiliates	(319,459)	(3,637)	(323,096)
Net premiums written	$385,209	$95,345	$480,554

Premiums earned
Direct	$287,821	$—	$287,821
Assumed from nonaffiliates	3,370	110,563	113,933
Assumed from affiliates	375,601	—	375,601
Ceded to nonaffiliates	(22,014)	(7,719)	(29,733)
Ceded to affiliates	(294,471)	(3,637)	(298,108)
Net premiums earned	$350,307	$99,207	$449,514

Losses and settlement expenses incurred
Direct	$198,317	$—	$198,317
Assumed from nonaffiliates	2,406	104,685	107,091
Assumed from affiliates	258,169	942	259,111
Ceded to nonaffiliates	(9,400)	(4,626)	(14,026)
Ceded to affiliates	(218,425)	(8,979)	(227,404)
Net losses and settlement expenses incurred	$231,067	$92,022	$323,089

	Nine months ended September 30, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$311,542	$—	$311,542
Assumed from nonaffiliates	3,430	111,378	114,808
Assumed from affiliates	393,418	—	393,418
Ceded to nonaffiliates	(19,069)	(8,814)	(27,883)
Ceded to affiliates	(318,617)	(3,810)	(322,427)
Net premiums written	$370,704	$98,754	$469,458

Premiums earned
Direct	$284,281	$—	$284,281
Assumed from nonaffiliates	3,332	111,790	115,122
Assumed from affiliates	359,985	—	359,985
Ceded to nonaffiliates	(17,653)	(5,205)	(22,858)
Ceded to affiliates	(291,356)	(3,810)	(295,166)
Net premiums earned	$338,589	$102,775	$441,364

Losses and settlement expenses incurred
Direct	$167,827	$—	$167,827
Assumed from nonaffiliates	2,298	71,787	74,085
Assumed from affiliates	232,472	1,033	233,505
Ceded to nonaffiliates	(4,498)	(2,336)	(6,834)
Ceded to affiliates	(172,892)	411	(172,481)
Net losses and settlement expenses incurred	$225,207	$70,895	$296,102

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

	Nine months ended September 30,
($ in thousands)	2017	2016
Gross reserves at beginning of year	$690,532	$678,774
Re-valuation due to foreign currency exchange rates	(1,913)	(2,475)
Less ceded reserves at beginning of year	20,664	23,477
Net reserves at beginning of year	671,781	657,772

Incurred losses and settlement expenses related to:
Current year	340,706	325,211
Prior years	(17,617)	(29,109)
Total incurred losses and settlement expenses	323,089	296,102

Paid losses and settlement expenses related to:
Current year	120,053	112,283
Prior years	173,986	161,888
Total paid losses and settlement expenses	294,039	274,171

Net reserves at end of period	700,831	679,703
Plus ceded reserves at end of period	25,348	21,983
Re-valuation due to foreign currency exchange rates	282	(1,121)
Gross reserves at end of period	$726,461	$700,565

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
Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the nine months ended September 30, 2017 and 2016.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2017 Development
For the property and casualty insurance segment, the September 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $15.6 million from the estimate at December 31, 2016.  This decrease represents 3.2 percent of the December 31, 2016 gross carried reserves and is primarily attributed to reductions in prior year ultimate loss ratios for every line of business except commercial auto liability. The other liability line of business was the largest contributor to favorable development. The ultimate loss ratios for this line were decreased slightly for most accident years from 2003 through 2016 due to declines in expected ultimate claim frequency and/or severity. Due to increases in projected ultimate claim frequency and severity, the ultimate loss ratios in the commercial auto line of business were increased for accident years 2013 through 2016, producing adverse reserve development for that line of business. Included in the development amount is adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured, and a slight strengthening of remaining reserves.
For the reinsurance segment, the September 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $2.1 million from the estimate at December 31, 2016.  This decrease represents 1.0 percent of the December 31, 2016 gross carried reserves and is primarily attributed to prior year reserve releases in the per risk excess, property/casualty global excess and property/casualty global pro rata contract types.

2016 Development
During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and provides increased transparency of the drivers of the property and casualty insurance segment's performance. In connection with this change in reserving methodology, there was a reallocation of incurred but not reported (IBNR) loss and allocated settlement expense reserves from prior accident years to the current accident year in multiple lines of business. This change resulted in the movement of approximately $5.6 million of reserves from prior accident years to the current accident year that is reported as favorable development; however, this development is "mechanical in nature", and did not have an impact on earnings because the total amount of carried reserves did not change.
For the property and casualty insurance segment, the September 30, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $22.2 million from the estimate at December 31, 2015.  Excluding the $5.6 million of "mechanical" favorable development that resulted from the change in reserving methodology noted above, the implied amount of favorable development that had an impact on earnings was approximately $16.6 million. This decrease represented 3.5 percent of the December 31, 2015 gross carried reserves and was primarily attributed to better than expected outcomes for all lines of business except commercial auto liability, commercial property and homeowners (workers' compensation and other liability lines of business were the largest contributors to favorable development). As noted above, the change in bulk reserving methodology implemented on September 30, 2016 resulted in the movement of a significant amount of settlement expense reserves to loss reserves, and a reallocation of reserves between current and prior accident years. Other liability accounted for most of the favorable development on settlement expense reserves.
For the reinsurance segment, the September 30, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $6.9 million from the estimate at December 31, 2015.  This decrease represented 3.5 percent of the December 31, 2015 gross carried reserves, with slightly less than half of the favorable development coming from the Mutual Reinsurance Bureau underwriting association (MRB), which included a decrease in bulk reserves.

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
Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$120,472	$34,718	$—	$155,190

Underwriting profit (loss):
SAP underwriting profit (loss)	1,927	(18,364)	—	(16,437)
GAAP adjustments	5,860	194	—	6,054
GAAP underwriting profit (loss)	7,787	(18,170)	—	(10,383)

Net investment income	8,252	3,237	12	11,501
Net realized investment gains (losses)	(108)	(486)	—	(594)
Other income (loss)	179	(358)	—	(179)
Interest expense	84	—	—	84
Other expenses	170	—	531	701
Income (loss) before income tax expense (benefit)	$15,856	$(15,777)	$(519)	$(440)

Three months ended September 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$116,372	$35,809	$—	$152,181

Underwriting profit (loss):
SAP underwriting profit (loss)	(8,081)	689	—	(7,392)
GAAP adjustments	2,970	35	—	3,005
GAAP underwriting profit (loss)	(5,111)	724	—	(4,387)

Net investment income	8,185	3,285	4	11,474
Net realized investment gains (losses)	(799)	(393)	—	(1,192)
Other income (loss)	172	(257)	—	(85)
Interest expense	84	—	—	84
Other expenses	190	—	489	679
Income (loss) before income tax expense (benefit)	$2,173	$3,359	$(485)	$5,047

Nine months ended September 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$350,307	$99,207	$—	$449,514

Underwriting profit (loss):
SAP underwriting profit (loss)	(9,559)	(14,899)	—	(24,458)
GAAP adjustments	8,135	(942)	—	7,193
GAAP underwriting profit (loss)	(1,424)	(15,841)	—	(17,265)

Net investment income	24,225	9,421	33	33,679
Net realized investment gains (losses)	3,033	(867)	—	2,166
Other income (loss)	623	(1,457)	—	(834)
Interest expense	253	—	—	253
Other expenses	580	—	1,684	2,264
Income (loss) before income tax expense (benefit)	$25,624	$(8,744)	$(1,651)	$15,229

Assets	$1,185,269	$481,951	$575,365	$2,242,585
Eliminations	—	—	(568,814)	(568,814)
Reclassifications	(2,772)	—	(161)	(2,933)
Total assets	$1,182,497	$481,951	$6,390	$1,670,838

Nine months ended September 30, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$338,589	$102,775	$—	$441,364

Underwriting profit (loss):
SAP underwriting profit (loss)	(8,904)	7,777	—	(1,127)
GAAP adjustments	3,026	(803)	—	2,223
GAAP underwriting profit (loss)	(5,878)	6,974	—	1,096

Net investment income	25,524	10,350	9	35,883
Net realized investment gains (losses)	(627)	(16)	—	(643)
Other income (loss)	466	(485)	—	(19)
Interest expense	253	—	—	253
Other expenses	558	—	1,495	2,053
Income (loss) before income tax expense (benefit)	$18,674	$16,823	$(1,486)	$34,011

Year ended December 31, 2016
Assets	$1,122,037	$455,493	$554,164	$2,131,694
Eliminations	—	—	(540,249)	(540,249)
Reclassifications	—	(1,932)	(700)	(2,632)
Total assets	$1,122,037	$453,561	$13,215	$1,588,813

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three and nine months ended September 30, 2017 and 2016, by line of insurance.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2017	2016	2017	2016
Property and casualty insurance segment
Commercial lines:
Automobile	$30,229	$28,113	$87,275	$82,449
Property	27,980	27,471	79,551	77,292
Workers' compensation	25,373	24,536	75,419	71,272
Other liability	24,996	24,277	73,378	72,086
Other	2,203	2,102	6,509	6,246
Total commercial lines	110,781	106,499	322,132	309,345

Personal lines	9,691	9,873	28,175	29,244
Total property and casualty insurance	$120,472	$116,372	$350,307	$338,589

Reinsurance segment
Pro rata reinsurance	$10,730	$15,066	$33,181	$44,175
Excess of loss reinsurance	23,988	20,743	66,026	58,600
Total reinsurance	$34,718	$35,809	$99,207	$102,775

Consolidated	$155,190	$152,181	$449,514	$441,364

6.	INCOME TAXES
The actual income tax expense (benefit) for the three and nine months ended September 30, 2017 and 2016 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 35 percent to income (loss) before income tax) as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2017	2016	2017	2016
Computed "expected" income tax expense (benefit)	$(154)	$1,767	$5,330	$11,904
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(656)	(709)	(2,122)	(2,101)
Dividends received deduction	(294)	(336)	(948)	(1,110)
Proration of tax-exempt interest and dividends received deduction	142	157	460	482
Other, net	(224)	39	(545)	(75)
Total income tax expense (benefit)	$(1,186)	$918	$2,175	$9,100

The Company had no provision for uncertain income tax positions at September 30, 2017 or December 31, 2016.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the three or nine months ended September 30, 2017 or 2016.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2017	2016	2017	2016
Pension plans:
Service cost	$3,783	$3,639	$11,351	$10,824
Interest cost	2,798	2,551	8,393	7,620
Expected return on plan assets	(5,192)	(4,841)	(15,574)	(14,521)
Amortization of net actuarial loss	911	1,111	2,732	3,233
Amortization of prior service cost	5	9	15	24
Net periodic pension benefit cost	$2,305	$2,469	$6,917	$7,180

Postretirement benefit plans:
Service cost	$341	$319	$1,022	$955
Interest cost	570	553	1,710	1,661
Expected return on plan assets	(1,077)	(1,056)	(3,233)	(3,168)
Amortization of net actuarial loss	342	374	1,028	1,121
Amortization of prior service credit	(2,788)	(2,835)	(8,365)	(8,504)
Net periodic postretirement benefit income	$(2,612)	$(2,645)	$(7,838)	$(7,935)

Net periodic pension benefit cost allocated to the Company amounted to $692,000 and $1.1 million for the three months and $2.1 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $736,000 and $937,000 for the three months and $2.2 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively.
The Company’s share of Employers Mutual’s remaining 2017 planned contribution to the pension plan, if made, will be approximately $2.7 million. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2017.

8.	STOCK-BASED COMPENSATION
On May 26, 2017, the Company registered 150,000 shares of the Company's common stock for use in the EMC Insurance Group Inc. 2017 Non-Employee Director Stock Plan (the "2017 Director Plan"). The 2017 Director Plan provides for the awarding of non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to non-employee directors of the Company. During the first nine months of 2017, 2,000 shares of restricted stock were granted to non-employee directors of the Company. Employers Mutual also has several stock plans which utilize the common stock of the Company. Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock in the open market; or 3) directly purchasing common stock from the Company at the current fair value. A portion of the compensation expense recognized by Employers Mutual (as the requisite service period for granted options and restricted stock awards/units is rendered) is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement.
During the first quarter of 2017, Employers Mutual began issuing restricted stock units rather than restricted stock awards. In connection with this change, Employers Mutual will now acquire stock to fulfill its obligations to the recipients of the restricted stock units on the date they vest, rather than on the grant date of the awards.
Because of this change, an account Employers Mutual established to hold previously granted restricted stock awards until they vest will contain excess shares of the Company's stock stemming from forfeitures and surrenders. During the first nine months of 2017, the Company repurchased 67,974 shares of stock from this unvested restricted stock account at an average cost of $27.34.

During the first nine months of 2017, 116,288 restricted stock units were granted to eligible employees of Employers Mutual. Under the stock plans, 85,192 shares of restricted stock vested, and 163,658 options were exercised at a weighted average exercise price of $14.76. The Company recognized compensation expense from these plans of $296,000 ($192,000 net of tax) and $218,000 ($142,000 net of tax) for the three months and $508,000 ($330,000 net of tax) and $542,000 ($353,000 net of tax) for the nine months ended September 30, 2017 and 2016, respectively.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016 are summarized in the tables below.

September 30, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,164	$8,164
U.S. government-sponsored agencies	255,619	255,619
Obligations of states and political subdivisions	336,638	336,638
Commercial mortgage-backed	65,810	65,810
Residential mortgage-backed	103,666	103,666
Other asset-backed	24,967	24,967
Corporate	463,476	463,476
Total fixed maturity securities available-for-sale	1,258,340	1,258,340

Equity securities available-for-sale:
Common stocks:
Financial services	40,738	40,738
Information technology	36,684	36,684
Healthcare	30,730	30,730
Consumer staples	15,044	15,044
Consumer discretionary	21,605	21,605
Energy	17,196	17,196
Industrials	28,315	28,315
Other	16,787	16,787
Non-redeemable preferred stocks	24,620	24,620
Total equity securities available-for-sale	231,719	231,719

Short-term investments	25,255	25,255

Liabilities:
Surplus notes	25,000	11,512

December 31, 2016	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$7,830
U.S. government-sponsored agencies	239,197	239,197
Obligations of states and political subdivisions	335,757	335,757
Commercial mortgage-backed	37,572	37,572
Residential mortgage-backed	96,434	96,434
Other asset-backed	26,393	26,393
Corporate	456,516	456,516
Total fixed maturity securities available-for-sale	1,199,699	1,199,699

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,122
Information technology	30,542	30,542
Healthcare	24,707	24,707
Consumer staples	19,100	19,100
Consumer discretionary	22,321	22,321
Energy	19,071	19,071
Industrials	24,245	24,245
Other	18,384	18,384
Non-redeemable preferred stocks	20,347	20,347
Total equity securities available-for-sale	213,839	213,839

Short-term investments	39,670	39,670

Liabilities:
Surplus notes	25,000	11,228

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At September 30, 2017 and December 31, 2016, the Company had no securities priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  Two of these are equity securities that are reported as Level 3 fair value measurements since no observable inputs are used in their valuations.  The largest of these equity security holdings is in a privately placed non-redeemable convertible preferred stock investment in a start-up technology company that Employers Mutual is working closely with in its data analytics activities. This security is carried at its acquisition cost, which is presumed to approximate fair value. The other equity security, a much smaller holding, continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service consist of eight fixed maturity securities (nine at December 31, 2016). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of September 30, 2017 and December 31, 2016.

September 30, 2017		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,164	$—	$8,164	$—
U.S. government-sponsored agencies	255,619	—	255,619	—
Obligations of states and political subdivisions	336,638	—	336,638	—
Commercial mortgage-backed	65,810	—	65,810	—
Residential mortgage-backed	103,666	—	103,666	—
Other asset-backed	24,967	—	24,967	—
Corporate	463,476	—	462,762	714
Total fixed maturity securities available-for-sale	1,258,340	—	1,257,626	714

Equity securities available-for-sale:
Common stocks:
Financial services	40,738	40,735	—	3
Information technology	36,684	36,684	—	—
Healthcare	30,730	30,730	—	—
Consumer staples	15,044	15,044	—	—
Consumer discretionary	21,605	21,605	—	—
Energy	17,196	17,196	—	—
Industrials	28,315	28,315	—	—
Other	16,787	16,787	—	—
Non-redeemable preferred stocks	24,620	9,822	12,798	2,000
Total equity securities available-for-sale	231,719	216,918	12,798	2,003

Short-term investments	25,255	25,255	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,512	—	—	11,512

December 31, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$—	$7,830	$—
U.S. government-sponsored agencies	239,197	—	239,197	—
Obligations of states and political subdivisions	335,757	—	335,757	—
Commercial mortgage-backed	37,572	—	37,572	—
Residential mortgage-backed	96,434	—	96,434	—
Other asset-backed	26,393	—	26,393	—
Corporate	456,516	—	455,534	982
Total fixed maturity securities available-for-sale	1,199,699	—	1,198,717	982

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,119	—	3
Information technology	30,542	30,542	—	—
Healthcare	24,707	24,707	—	—
Consumer staples	19,100	19,100	—	—
Consumer discretionary	22,321	22,321	—	—
Energy	19,071	19,071	—	—
Industrials	24,245	24,245	—	—
Other	18,384	18,384	—	—
Non-redeemable preferred stocks	20,347	11,074	7,273	2,000
Total equity securities available-for-sale	213,839	204,563	7,273	2,003

Short-term investments	39,670	39,670	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,228	—	—	11,228

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016.  Any unrealized gains or losses on these securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended September 30, 2017	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$840	$3	$2,000	$2,843
Settlements	(125)	—	—	(125)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	—	—	(1)
Balance at September 30, 2017	$714	$3	$2,000	$2,717

Nine months ended September 30, 2017
Beginning balance	$982	$3	$2,000	$2,985
Settlements	(265)	—	—	(265)
Unrealized gains (losses) included in other comprehensive income (loss)	(3)	—	—	(3)
Balance at September 30, 2017	$714	$3	$2,000	$2,717

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended September 30, 2016	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$1,191	$3	$—	$1,194
Settlements	(117)	—	—	(117)
Unrealized gains (losses) included in other comprehensive income (loss)	(4)	—	—	(4)
Balance at September 30, 2016	$1,070	$3	$—	$1,073

Nine months ended September 30, 2016
Beginning balance	$1,329	$3	$—	$1,332
Settlements	(262)	—	—	(262)
Unrealized gains (losses) included in other comprehensive income (loss)	3	—	—	3
Balance at September 30, 2016	$1,070	$3	$—	$1,073

There were no transfers into or out of Levels 1 or 2 during the nine months ended September 30, 2017 or 2016.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2017 and December 31, 2016 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

September 30, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,109	$57	$2	$8,164
U.S. government-sponsored agencies	262,050	237	6,668	255,619
Obligations of states and political subdivisions	318,016	18,954	332	336,638
Commercial mortgage-backed	66,138	583	911	65,810
Residential mortgage-backed	104,620	2,593	3,547	103,666
Other asset-backed	24,501	756	290	24,967
Corporate	450,338	14,001	863	463,476
Total fixed maturity securities	1,233,772	37,181	12,613	1,258,340

Equity securities:
Common stocks:
Financial services	28,130	12,679	71	40,738
Information technology	19,772	16,912	—	36,684
Healthcare	18,417	12,457	144	30,730
Consumer staples	10,258	4,794	8	15,044
Consumer discretionary	12,224	9,464	83	21,605
Energy	13,273	4,692	769	17,196
Industrials	13,209	15,138	32	28,315
Other	12,114	4,704	31	16,787
Non-redeemable preferred stocks	23,031	1,591	2	24,620
Total equity securities	150,428	82,431	1,140	231,719
Total securities available-for-sale	$1,384,200	$119,612	$13,753	$1,490,059

December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,841	$—	$11	$7,830
U.S. government-sponsored agencies	249,495	311	10,609	239,197
Obligations of states and political subdivisions	319,663	17,034	940	335,757
Commercial mortgage-backed	37,964	741	1,133	37,572
Residential mortgage-backed	102,307	1,435	7,308	96,434
Other asset-backed	26,592	732	931	26,393
Corporate	445,663	12,232	1,379	456,516
Total fixed maturity securities	1,189,525	32,485	22,311	1,199,699

Equity securities:
Common stocks:
Financial services	22,922	12,410	210	35,122
Information technology	19,832	10,739	29	30,542
Healthcare	16,092	8,700	85	24,707
Consumer staples	13,438	5,787	125	19,100
Consumer discretionary	14,812	7,672	163	22,321
Energy	14,276	4,873	78	19,071
Industrials	13,005	11,258	18	24,245
Other	13,071	5,345	32	18,384
Non-redeemable preferred stocks	20,031	483	167	20,347
Total equity securities	147,479	67,267	907	213,839
Total securities available-for-sale	$1,337,004	$99,752	$23,218	$1,413,538

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position as of September 30, 2017 and December 31, 2016, listed by length of time the securities were consistently in an unrealized loss position.

September 30, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$248	$2	$—	$—	$248	$2
U.S. government-sponsored agencies	104,235	1,695	125,982	4,973	230,217	6,668
Obligations of states and political subdivisions	—	—	14,372	332	14,372	332
Commercial mortgage-backed	26,070	133	15,653	778	41,723	911
Residential mortgage-backed	19,872	431	21,155	3,116	41,027	3,547
Other asset-backed	5,211	39	8,809	251	14,020	290
Corporate	9,056	67	15,956	796	25,012	863
Total fixed maturity securities	164,692	2,367	201,927	10,246	366,619	12,613
Equity securities:
Common stocks:
Financial services	2,964	71	—	—	2,964	71
Healthcare	1,594	144	—	—	1,594	144
Consumer staples	159	8	—	—	159	8
Consumer discretionary	1,023	79	99	4	1,122	83
Energy	4,323	769	—	—	4,323	769
Industrials	309	32	—	—	309	32
Other	894	31	—	—	894	31
Non-redeemable preferred stocks	—	—	1,998	2	1,998	2
Total equity securities	11,266	1,134	2,097	6	13,363	1,140
Total temporarily impaired securities	$175,958	$3,501	$204,024	$10,252	$379,982	$13,753

December 31, 2016	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$7,830	$11	$—	$—	$7,830	$11
U.S. government-sponsored agencies	202,900	10,609	—	—	202,900	10,609
Obligations of states and political subdivisions	43,777	940	—	—	43,777	940
Commercial mortgage-backed	21,695	1,133	—	—	21,695	1,133
Residential mortgage-backed	26,217	1,232	23,625	6,076	49,842	7,308
Other asset-backed	19,091	931	—	—	19,091	931
Corporate	82,657	1,273	8,625	106	91,282	1,379
Total fixed maturity securities	404,167	16,129	32,250	6,182	436,417	22,311
Equity securities:
Common stocks:
Financial services	1,462	12	908	198	2,370	210
Information technology	1,947	29	—	—	1,947	29
Healthcare	3,585	85	—	—	3,585	85
Consumer staples	2,427	125	—	—	2,427	125
Consumer discretionary	1,637	163	—	—	1,637	163
Energy	1,621	33	1,188	45	2,809	78
Industrials	779	18	—	—	779	18
Other	1,472	32	—	—	1,472	32
Non-redeemable preferred stocks	3,356	44	1,877	123	5,233	167
Total equity securities	18,286	541	3,973	366	22,259	907
Total temporarily impaired securities	$422,453	$16,670	$36,223	$6,548	$458,676	$23,218

Most of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2017.
No individual equity security accounted for a material amount of unrealized losses. Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2017.
All of the Company’s preferred stock holdings that are in an unrealized loss position are perpetual preferred stocks.  The Company evaluates these perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2017.

The amortized cost and estimated fair values of fixed maturity securities at September 30, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$51,964	$52,464
Due after one year through five years	167,769	173,934
Due after five years through ten years	378,169	387,220
Due after ten years	462,916	473,065
Securities not due at a single maturity date	172,954	171,657
Totals	$1,233,772	$1,258,340

A summary of realized investment gains and (losses) is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2017	2016	2017	2016
Fixed maturity securities available-for-sale:
Gross realized investment gains	$29	$261	$408	$1,935
Gross realized investment losses	(230)	(218)	(2,316)	(517)

Equity securities available-for-sale:
Gross realized investment gains	1,396	1,001	10,669	5,849
Gross realized investment losses	(435)	(50)	(906)	(1,683)
"Other-than-temporary" impairments	(355)	(275)	(1,088)	(976)

Other long-term investments, net	(999)	(1,911)	(4,601)	(5,251)
Totals	$(594)	$(1,192)	$2,166	$(643)

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2016.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2016 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2017.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  During the first nine months of 2016, the Company repurchased 17,300 shares under this program at an average cost of $22.14.

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

	Accumulated other comprehensive income by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2016	$49,748	$(16,299)	$12,632	$(3,667)	$46,081
Other comprehensive income before reclassifications	23,460	—	—	—	23,460
Amounts reclassified from accumulated other comprehensive income	(4,399)	719	(1,535)	(816)	(5,215)
Other comprehensive income (loss)	19,061	719	(1,535)	(816)	18,245
Balance at September 30, 2017	$68,809	$(15,580)	$11,097	$(4,483)	$64,326

	Accumulated other comprehensive income by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2015	$60,369	$(17,306)	$15,370	$(1,936)	$58,433
Other comprehensive income before reclassifications	20,698	—	—	—	20,698
Amounts reclassified from accumulated other comprehensive income	(2,995)	1,271	(1,878)	(607)	(3,602)
Other comprehensive income (loss)	17,703	1,271	(1,878)	(607)	17,096
Balance at September 30, 2016	$78,072	$(16,035)	$13,492	$(2,543)	$75,529

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and nine months ended September 30, 2017 and 2016, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended September 30, 2017	Nine months ended September 30, 2017	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for net realized investment gains included in net income	$405	$6,767	Net realized investment gains (losses), excluding impairment losses on securities available-for-sale
Deferred income tax expense	(141)	(2,368)	Total income tax expense (benefit)
Net reclassification adjustment	264	4,399	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(370)	(1,107)	(1)
Prior service credit	787	2,362	(1)
Total before tax	417	1,255
Deferred income tax expense	(146)	(439)
Net reclassification adjustment	271	816

Total reclassification adjustment	$535	$5,215

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Three months ended September 30, 2016	Nine months ended September 30, 2016	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for net realized investment gains included in net income	$718	$4,608	Net realized investment gains (losses), excluding impairment losses on securities available-for-sale
Deferred income tax expense	(252)	(1,613)	Total income tax expense (benefit)
Net reclassification adjustment	466	2,995	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(1,112)	(1,956)	(1)
Prior service credit	1,291	2,890	(1)
Total before tax	179	934
Deferred income tax expense	(62)	(327)
Net reclassification adjustment	117	607

Total reclassification adjustment	$583	$3,602

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

14.	NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In May 2014, the Financial Accounting Standards Board (FASB) updated its guidance related to the Revenue from Contracts with Customers Topic 606 of the Accounting Standards CodificationTM (Codification or ASC).  The objective of this update (and other related following updates) is to improve the reporting of revenue by providing a more robust framework for addressing revenue issues, and improved disclosure requirements. Current revenue recognition guidance in U.S. GAAP is comprised of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes result in different accounting for economically similar transactions. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual and interim reporting periods beginning after December 15, 2016).  The Company will adopt this guidance during the first quarter of 2018. Since premium revenue from insurance contracts is excluded, the Company has only minimal revenue items that are covered by this guidance. The largest revenue item, outside of premium income, is commission income on excess and surplus lines business marketed by EMC Underwriters, LLC, which is included in "Other income" in the consolidated statements of income. Applying this new revenue recognition guidance to commission income produces no material difference compared to that recognized under current practices, as the commission income is typically recognized in full at the time the policy is issued, which is when substantially all of the performance obligation is performed. This guidance will have no impact on the consolidated financial condition or operating results of the Company.

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
In June 2016, the FASB issued updated guidance in Financial Instruments-Credit Losses Topic 326 of the ASC. The objective of this update is to provide information about expected credit losses on financial instruments and other commitments to extend credit. Specifically, this updated guidance replaces the current incurred loss impairment methodology which delays recognition of a loss until it is probable a loss has been incurred, with a methodology that reflects expected credit losses considering a broader range of reasonable and supportable information. This guidance covers financial assets that are not accounted for at fair value through net income, thus will not be applicable to the Company's equity investments upon implementation of the updated guidance described above for the Financial Instruments-Overall Subtopic 825-10. This guidance is effective for interim and annual periods beginning after December 15, 2019, and is to be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Early adoption is permitted, but only to fiscal years beginning after December 15, 2018. The Company will adopt this guidance during the first quarter of 2020. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial condition and net income.
In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. The portion of the guidance related to the income statement display of net periodic pension and postretirement benefit costs is to be applied retrospectively, while the prohibition against including these costs, other than the service cost component, in capitalized assets is to be applied prospectively. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2018. Adoption will not impact consolidated stockholders' equity initially; however, the prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets is expected to result in a relatively small change in the deferred policy acquisition cost asset starting March 31, 2018, which is expected to have an immaterial impact, net of tax, on consolidated stockholders' equity and net income from that which would otherwise have been reported.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned during the first nine months of 2017.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned during the first nine months of 2017.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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
During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and provides increased transparency of the drivers of the property and casualty insurance segment's performance. Although the reserves carried at September 30, 2016 were calculated under the new reserving methodology, the explicit drivers of development on prior years' reserves for the three and nine months ended September 30, 2016 could not be identified because the reserves carried at December 31, 2015 were calculated under the prior reserving methodology, and the implicit accident year ultimate assumptions underlying that methodology were not known.
The implementation of the new reserving methodology did not have a material impact on total carried reserves for the property and casualty insurance segment at September 30, 2016; however, approximately $5.6 million of incurred but not reported (IBNR) loss reserves and settlement expense reserves were reallocated from prior accident years to the current accident year in multiple lines of business. This reduction in prior accident years' reserves was reported as favorable development; however, this development was "mechanical" in nature, and did not have any impact on earnings because the total amount of carried reserves did not change as a result of this reallocation.

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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2017	2016	2017	2016
Property and casualty insurance
Premiums earned	$120,472	$116,372	$350,307	$338,589
Losses and settlement expenses	74,039	81,643	231,067	225,207
Acquisition and other expenses	38,646	39,840	120,664	119,260
Underwriting profit (loss)	$7,787	$(5,111)	$(1,424)	$(5,878)

GAAP ratios:
Loss and settlement expense ratio	61.5%	70.2%	66.0%	66.5%
Acquisition expense ratio	32.0%	34.2%	34.4%	35.2%
Combined ratio	93.5%	104.4%	100.4%	101.7%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	61.5%	70.2%	66.0%	66.5%
Catastrophe and storm losses	(8.2)%	(12.7)%	(8.5)%	(10.3)%
Favorable development on prior years' reserves	5.2%	5.9%	4.4%	4.9%
Underlying loss and settlement expense ratio	58.5%	63.4%	61.9%	61.1%

Favorable development on prior years' reserves[2]	$(6,242)	$(6,850)	$(15,555)	$(16,637)

Catastrophe and storm losses	$9,922	$14,787	$29,922	$34,787
1 Property and casualty insurance segment's underlying loss and settlement expense ratio: The loss and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to premiums earned, which management uses as a measure of underwriting profitability of the Company’s property and casualty insurance business. The underlying loss and settlement expense ratio is a non-GAAP financial measure which represents the loss and settlement expense ratio, excluding the impact of catastrophe and storm losses and development on prior years’ reserves. Management uses this ratio as an indicator of the property and casualty insurance segment’s underwriting discipline and performance for the current accident year. Management believes this ratio is useful for investors to understand the property and casualty insurance segment’s periodic earnings and variability of earnings caused by the unpredictable nature (i.e., the timing and amount) of catastrophe and storm losses and development on prior years’ reserves. While this measure is consistent with measures utilized by investors and analysts to evaluate performance, it is not intended as a substitute for the GAAP financial measure of loss and settlement expense ratio.
2 During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and provides increased transparency of the drivers of the property and casualty insurance segment's performance. In connection with this change in reserving methodology, there was a reallocation of IBNR loss reserves and allocated settlement expense reserves from prior accident years to the current accident year in multiple lines of business. This change resulted in the movement of approximately $5.6 million of reserves from prior accident years to the current accident year that was reported as favorable development; however, this development is "mechanical in nature", and did not have an impact on earnings because the total amount of carried reserves did not change. This "mechanical" favorable development has been excluded from the amounts presented for 2016.

	Three months ended September 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$30,229	$24,293	80.4%	$28,113	$26,274	93.5%
Property	27,980	15,803	56.5%	27,471	17,227	62.7%
Workers' compensation	25,373	11,386	44.9%	24,536	13,510	55.1%
Other liability	24,996	15,802	63.2%	24,277	14,179	58.4%
Other	2,203	447	20.3%	2,102	705	33.6%
Total commercial lines	110,781	67,731	61.1%	106,499	71,895	67.5%
Personal lines	9,691	6,308	65.1%	9,873	9,748	98.7%
Total property and casualty insurance	$120,472	$74,039	61.5%	$116,372	$81,643	70.2%

	Nine months ended September 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$87,275	$74,926	85.8%	$82,449	$69,763	84.6%
Property	79,551	51,291	64.5%	77,292	52,687	68.2%
Workers' compensation	75,419	41,451	55.0%	71,272	39,680	55.7%
Other liability	73,378	40,833	55.6%	72,086	38,045	52.8%
Other	6,509	777	11.9%	6,246	648	10.4%
Total commercial lines	322,132	209,278	65.0%	309,345	200,823	64.9%
Personal lines	28,175	21,789	77.3%	29,244	24,384	83.4%
Total property and casualty insurance	$350,307	$231,067	66.0%	$338,589	$225,207	66.5%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2017	2016	2017	2016
Reinsurance
Premiums earned	$34,718	$35,809	$99,207	$102,775
Losses and settlement expenses	45,537	26,530	92,022	70,895
Acquisition and other expenses	7,351	8,555	23,026	24,906
Underwriting profit (loss)	$(18,170)	$724	$(15,841)	$6,974

GAAP ratios:
Loss and settlement expense ratio	131.2%	74.1%	92.8%	69.0%
Acquisition expense ratio	21.1%	23.9%	23.2%	24.2%
Combined ratio	152.3%	98.0%	116.0%	93.2%

(Favorable) unfavorable development on prior years' reserves	$1,822	$(796)	$(2,062)	$(6,880)

Catastrophe and storm losses	$19,499	$2,266	$27,996	$10,747

	Three months ended September 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$10,730	$10,159	94.7%	$15,066	$10,235	67.9%
Excess of loss reinsurance	23,988	35,378	147.5%	20,743	16,295	78.6%
Total reinsurance	$34,718	$45,537	131.2%	$35,809	$26,530	74.1%

	Nine months ended September 30,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$33,181	$23,979	72.3%	$44,175	$26,367	59.7%
Excess of loss reinsurance	66,026	68,043	103.1%	58,600	44,528	76.0%
Total reinsurance	$99,207	$92,022	92.8%	$102,775	$70,895	69.0%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share amounts)	2017	2016	2017	2016
Consolidated
REVENUES
Premiums earned	$155,190	$152,181	$449,514	$441,364
Net investment income	11,501	11,474	33,679	35,883
Realized investment gains (losses)	(594)	(1,192)	2,166	(643)
Other losses	(179)	(85)	(834)	(19)
	165,918	162,378	484,525	476,585
LOSSES AND EXPENSES
Losses and settlement expenses	119,576	108,173	323,089	296,102
Acquisition and other expenses	45,997	48,395	143,690	144,166
Interest expense	84	84	253	253
Other expense	701	679	2,264	2,053
	166,358	157,331	469,296	442,574

Income (loss) before income tax expense (benefit)	(440)	5,047	15,229	34,011
Income tax expense (benefit)	(1,186)	918	2,175	9,100
Net income	$746	$4,129	$13,054	$24,911

Net income per share	$0.03	$0.20	$0.61	$1.19

GAAP ratios:
Loss and settlement expense ratio	77.1%	71.1%	71.9%	67.1%
Acquisition expense ratio	29.6%	31.8%	31.9%	32.7%
Combined ratio	106.7%	102.9%	103.8%	99.8%

Favorable development on prior years' reserves[2]	$(4,420)	$(7,646)	$(17,617)	$(23,517)

Catastrophe and storm losses	$29,421	$17,053	$57,918	$45,534

Net income declined to $746,000 ($0.03 per share) and $13.1 million ($0.61 per share) for the three and nine months ended September 30, 2017 from $4.1 million ($0.20 per share) and $24.9 million ($1.19 per share) during the same periods in 2016.  These declines are primarily due to a record amount of third quarter catastrophe and storm losses incurred by the reinsurance segment. Management currently estimates that the reinsurance segment's ultimate gross losses from Hurricanes Harvey, Irma and Maria will be approximately $9.0 million, $7.5 million and $3.0 million, respectively, and that losses from two Mexico earthquakes will be approximately $1.5 million. These estimates are before factoring in recoveries under the annual aggregate catastrophe excess of loss treaty with Employers Mutual. The property and casualty insurance segment was much less impacted by these events, with Hurricanes Harvey and Irma producing combined losses of less than $1.0 million. A decline in favorable development on prior years' reserves in the reinsurance segment also contributed to the decline in underwriting results for both the three and nine month periods of 2017.
Because the $20.0 million retention amount in the annual aggregate treaty has been filled, the reinsurance subsidiary will only retain 20 percent of any fourth quarter catastrophe or storm events with losses greater than $500,000, up to the $100.0 million limit of coverage. The property and casualty insurance segment has $5.1 million of retention remaining in its July 1 through December 31 aggregate catastrophe excess of loss treaty with Employers Mutual, meaning that catastrophe and storm losses will be capped at $5.1 million in the fourth quarter, unless the $12.0 million limit of protection is exceeded. The property and casualty insurance segment was further into the $15.0 million retention amount at September 30, 2016; therefore, fourth quarter 2016 catastrophe and storm losses were capped at $512,000.

Premium income
Premiums earned increased 2.0 percent and 1.8 percent to $155.2 million and $449.5 million for the three and nine months ended September 30, 2017 from $152.2 million and $441.4 million for the same periods in 2016.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience. Average rate level increases continue to be slightly positive in the property and casualty insurance segment, while rate levels in the reinsurance segment stabilized somewhat during the January 1, 2017 renewal season, when approximately 70 percent of the business renews, after several years of declines.
Premiums earned in the property and casualty insurance segment increased 3.5 percent and 3.5 percent to $120.5 million and $350.3 million for the three and nine months ended September 30, 2017 from $116.4 million and $338.6 million for the same periods in 2016.  These increases are primarily attributed to growth in insured exposures, and to a lesser extent higher policy counts and small rate level increases on renewal business. New business premium (representing 15 percent of the pool participants’ direct premiums written) was approximately 12 percent higher than in the first nine months of 2016. Commercial lines new business continues to be in the desired range of growth, and accounted for most of the increase in total new business premium. Personal lines new business premium was up significantly, but is measured against a relatively small amount of new business premium in the first nine months of 2016. While management continues to seek growth in most territories, it is particularly focused on achieving growth outside of the core Midwest market, which will help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately four percent during the first nine months of 2017. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business in a few states, the overall rate change on renewal business was positive, but less than one percent. Rate levels are expected to be mixed during the remainder of 2017, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to be flat or increase slightly. The overall policy retention rate remained strong during the first nine months of 2017 at 85.8 percent (commercial lines at 87.0 percent and personal lines at 83.5 percent). These retention rates approximate those reported at the end of 2016.
Premiums earned in the reinsurance segment decreased 3.0 percent and 3.5 percent to $34.7 million and $99.2 million for the three and nine months ended September 30, 2017 from $35.8 million and $102.8 million for the same periods in 2016. These decreases reflect MRB's withdrawal from non-standard automobile business, and declines in some casualty business that converted from a pro rata structure in 2016 to an excess of loss structure in 2017. The addition of some new business and growth on some existing accounts partially offset these declines in premium. The assumed reinsurance market continues to experience pricing pressure due to the influx of nontraditional capital and, prior to the third quarter of 2017, the lack of major catastrophic events. Pricing declines did moderate somewhat during the January 1, 2017 renewal season, as rate levels on excess of loss reinsurance business were largely unchanged, which was an improvement from the declines experienced on the January 1, 2016 renewals. There was a moderate deterioration in the pricing of catastrophe reinsurance for the industry at the mid-year renewal cycle; however, the majority of the reinsurance segment's business (approximately 70 percent) renewed at January 1, 2017, and as a result this reduction in pricing is expected to have a limited impact on 2017 premiums. Management expects rate levels to increase slightly on certain lines of business during the January 1, 2018 renewal season due to the high level of catastrophe losses experienced by the industry in the third quarter of 2017.

Losses and settlement expenses
Losses and settlement expenses increased 10.5 percent and 9.1 percent to $119.6 million and $323.1 million for the three and nine months ended September 30, 2017 from $108.2 million and $296.1 million for the same periods in 2016.  The loss and settlement expense ratio increased to 77.1 percent and 71.9 percent for the three and nine months ended September 30, 2017 from 71.1 percent and 67.1 percent for the same periods in 2016.  The record amount of catastrophe and storm losses experienced by the reinsurance segment during the third quarter of 2017 is largely responsible for the increase in the ratio for the three months ended September 30, 2017, and accounts for approximately half of the increase in the ratio for the nine months ended September 30, 2017. A decline in favorable development on prior years' reserves accounts for most of the remaining increase in the ratio for the nine months ended; whereas its impact on the ratio for the three months ended was offset by an improvement in the property and casualty insurance segment's underlying loss and settlement expense ratio. The actuarial analysis of the Company’s carried reserves at September 30, 2017 indicates that they are in the upper half of the range of reasonable reserves.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 61.5 percent and 66.0 percent for the three and nine months ended September 30, 2017 from 70.2 percent and 66.5 percent for the same periods in 2016.  Lower catastrophe and storm losses produced the decline in the ratio for the nine months ended, and accounted for approximately half of the decline in the ratio for the third quarter. A lower underlying loss and settlement expense ratio contributed the remainder of the decline in the ratio for the third quarter. Catastrophe and storm losses, net of the amounts ceded to Employers Mutual under the inter-company reinsurance program, accounted for 8.2 and 8.5 percentage points of the loss and settlement expense ratio for the three and nine months ended September 30, 2017, respectively, compared to 12.7 and 10.3 percentage points during the same periods in 2016. The underlying loss and settlement expense ratio has become more consistent during 2017. The underlying loss and settlement expense ratio of 61.9 percent for the nine months ended September 30, 2017, is the result of steadily improving results during 2017, from 65.3 percent for the first quarter, to 62.1 percent for the second quarter, and to 58.5 percent for the third quarter. The decline in the third quarter primarily reflects reductions in the current accident year ultimate loss and settlement expense ratio projections in the personal auto liability, workers' compensation and commercial property lines of business. The commercial auto and personal lines of business, which posted loss and settlement expense ratios of 85.8 percent and 77.3 percent, respectively, for the nine months ended September 30, 2017, continue to underperform; though the ratios for both lines improved somewhat from the previous year. Management continues to devote a significant amount of time and effort to the initiatives that have been undertaken to improve the performance of these lines of business.
Favorable development on the property and casualty insurance segment's prior years' reserves totaled $6.2 million and $6.8 million for the three months and $15.6 million and $16.6 million for the nine months ended September 30, 2017 and 2016, respectively. Included in the development amount reported for the first nine months of 2017 is $4.5 million of adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured. Under the new reserving methodology implemented in the third quarter of 2016, development on prior accident years' reserves is determined primarily by changes in the prior accident years' ultimate loss and settlement expense ratios implemented by management. Changes in the assumptions underlying the ultimate ratios previously established for accident years 2015 and prior are difficult to quantify as the implied ultimate ratios under the previous methodology were based on implicit, rather than explicit, actuarial assumptions. Therefore, comparison of 2017 third quarter and year-to-date development amounts to the 2016 development amounts provides little meaningful information, as the prior accident year reserve allocation method lacked explicit frequency and severity assumptions. The explicit drivers of development on prior years' reserves are identifiable beginning in 2017. See note 4 of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the sources of development on prior years' reserves.
The property and casualty insurance subsidiaries ceded $3.0 million and $19.0 million of catastrophe and storm losses to Employers Mutual under the 2017 inter-company reinsurance program during the three and nine months ended September 30, 2017, compared to $3.5 million and $5.1 million during the same periods in 2016. In both years, the ceded amounts are applicable to the treaties that covered the first half of each year. Taking the loss recoveries received and the premiums paid to Employers Mutual into consideration, the inter-company reinsurance program with Employers Mutual reduced the catastrophe and storm loss ratios by 2.1 and 2.4 percentage points for the three months and 4.1 and 0.1 percentage points for the nine months ended September 30, 2017 and 2016, respectively. The terms of the inter-company reinsurance program, including the pricing of the coverage, are reviewed annually by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual.
The loss and settlement expense ratio for the reinsurance segment increased to 131.2 percent and 92.8 percent for the three and nine months ended September 30, 2017 from 74.1 percent and 69.0 percent for the same periods in 2016. These increases reflect $19.5 million of catastrophe and storm losses incurred during the third quarter of 2017. Catastrophe and storm losses accounted for 56.2 and 28.2 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2017, respectively, compared to 6.3 and 10.5 percentage points during the same periods in 2016. Gross losses from Hurricanes Harvey, Irma and Maria are currently estimated to be approximately $9.0 million, $7.5 million and $3.0 million, respectively, and losses from two Mexico earthquakes are estimated at approximately $1.5 million. During the third quarter of 2017, the reinsurance subsidiary retained $15.8 million of catastrophe and storm losses to fill the $20.0 million retention amount in the annual aggregate catastrophe excess of loss treaty with Employers Mutual, and an additional $2.2 million of catastrophe and storm losses representing its 20 percent co-participation on $11.2 million of losses above the retention amount. A total of $9.0 million was recovered from Employers Mutual under the aggregate treaty. Taking the loss recoveries received and the premiums paid to Employers Mutual into consideration, the inter-company reinsurance program with Employers Mutual reduced the catastrophe and storm loss ratios by 20.4 and 5.4 percentage points for the three months and nine months ended September 30, 2017, respectively. The terms of the inter-company reinsurance program, including the pricing of the coverage, are reviewed annually by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual.

The reinsurance subsidiary accrued $1.3 million of estimated reinstatement premiums expected to be received as a result of the hurricane losses. None of the catastrophic events occurring during the third quarter of 2017 have resulted in recoveries under the reinsurance subsidiary's per occurrence catastrophe excess of loss treaty, as losses stemming from these events are all currently below the $10.0 million retention amount. In addition, no recoveries have occurred under the additional reinsurance protection purchased by the reinsurance subsidiary because total estimated losses experienced by the insurance industry for these events currently do not exceed the specified thresholds to trigger coverage. Aside from catastrophe and storm losses, the remaining increases in the reinsurance segment's loss and settlement expense ratios for the three and nine months ended is due to a decline in favorable development on prior years' reserves, including adverse development during the third quarter of 2017. See note 4 of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for further discussion of the sources of development on prior years' reserves.

Acquisition and other expenses
Acquisition and other expenses decreased 5.0 percent and 0.3 percent to $46.0 million and $143.7 million for the three and nine months ended September 30, 2017 from $48.4 million and $144.2 million for the same periods in 2016.  The acquisition expense ratio decreased to 29.6 percent and 31.9 percent for the three and nine months ended September 30, 2017 from 31.8 percent and 32.7 percent for the same periods in 2016.  Both segments contributed to the decreases in these ratios.
The acquisition expense ratio for the property and casualty insurance segment decreased to 32.0 percent and 34.4 percent for the three and nine months ended September 30, 2017 from 34.2 percent and 35.2 percent for the same periods in 2016. These decreases are primarily due to lower policyholder dividend expense, largely from a couple of the pool participants' safety dividend groups. Partially offsetting these decreases are higher salary expenses, an increase in costs associated with data analytics initiatives, and an increase in agents' contingent commissions.
The acquisition expense ratio for the reinsurance segment decreased to 21.1 percent and 23.2 percent for the three and nine months ended September 30, 2017 from 23.9 percent and 24.2 percent for the same periods in 2016. These decreases reflect the accumulation of several expense declines, including salaries (inclusive of bonuses), legal, and contingent commissions.

Investment results
Net investment income remained flat at $11.5 million for the three months ended September 30, 2017 and 2016, but decreased 6.1 percent to $33.7 million for the nine months ended September 30, 2017 from $35.9 million for the same period in 2016. The decrease for the nine months ended primarily reflects a lower book yield in the fixed maturity portfolio and a decline in dividend income. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, has remained relatively steady over the past year, coming in at 3.8 percent at September 30, 2017 and December 31, 2016, up slightly from 3.7 percent at September 30, 2016.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, decreased to 4.9 at September 30, 2017 from 5.2 at December 31, 2016. The Company’s equity portfolio produced dividend income of $1.4 million and $4.5 million during the three and nine months ended September 30, 2017, respectively, compared to $1.6 million and $5.4 million during the same periods in 2016.
The Company had net realized investment losses of $594,000 and $1.2 million during the three months ended September 30, 2017 and 2016, respectively. For the nine months ended September 30, 2017, the Company had net realized investment gains of $2.2 million compared to losses of $643,000 during the same period in 2016. The reported amounts include losses of $999,000 and $4.6 million generated during the three and nine months ended September 30, 2017 from declines in the carrying value of a limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). Losses on this limited partnership amounted to $1.9 million and $5.3 million, respectively, during the same periods in 2016. The Company recognized "other-than-temporary" impairment losses of $355,000 and $1.1 million during the three and nine months ended September 30, 2017, compared to $275,000 and $976,000 during the same periods in 2016. These impairment losses were recognized on securities held in the Company's equity portfolio.

Other losses
Included in other losses are foreign currency exchange losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $357,000 and $1.5 million during the three and nine months ended September 30, 2017, compared to losses of $317,000 and $545,000 during the same periods in 2016.

Income tax
Income tax expense (benefit) decreased 229.2 percent and 76.1 percent to a $1.2 million benefit and $2.2 million expense for the three and nine months ended September 30, 2017 from expenses of $918,000 and $9.1 million for the same periods in 2016. The effective tax rates for the three and nine months ended September 30, 2017 were 269.5 percent and 14.3 percent, compared to 18.2 percent and 26.8 percent for the same periods in 2016. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent are tax-exempt interest income earned and the dividends received deduction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $50.1 million and $75.1 million during the first nine months of 2017 and 2016, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2017 without prior regulatory approval is approximately $52.7 million.  The Company received $3.8 million and $3.6 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $13.3 million and $11.8 million during the first nine months of 2017 and 2016, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2017 and December 31, 2016, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $16.0 million and $6.6 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $14.5 million and $12.5 million in minority ownership interests in limited partnerships and limited liability companies at September 30, 2017 and December 31, 2016, respectively.  During the first nine months of 2017 and 2016, the Company invested $5.8 million and $4.9 million, respectively, in a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. During the fourth quarter of 2016, the Company's reinsurance subsidiary invested approximately $6.6 million in a limited liability company as an investment that conveys renewable energy tax credits. After reductions for the utilization of tax credits and a $209,000 impairment loss during the fourth quarter of 2016, the carrying value of this investment was approximately $1.1 million and $2.0 million at September 30, 2017 and December 31, 2016, respectively. These investments are included in "other long-term investments" in the Company's financial statements, with the limited partnership carried under the equity method of accounting.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.5 million and $20.0 million at September 30, 2017 and December 31, 2016, respectively.
The Company’s cash balance was $402,000 and $307,000 at September 30, 2017 and December 31, 2016, respectively.
During the first nine months of 2017, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2017 planned contribution to its pension plan, if made, will be approximately $2.7 million. No contributions will be made to the postretirement benefit plans in 2017.
During the first nine months of 2016, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.7 million for its share of the total 2016 pension contribution (no contributions were made to the postretirement benefit plans during 2016).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2017.

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
The Company’s total cash and invested assets at September 30, 2017 and December 31, 2016 are summarized as follows:

	September 30, 2017
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,233,772	$1,258,340	82.3%	$1,258,340
Equity securities available-for-sale	150,428	231,719	15.1%	231,719
Cash	402	402	—%	402
Short-term investments	25,255	25,255	1.7%	25,255
Other long-term investments	14,471	14,471	0.9%	14,471
	$1,424,328	$1,530,187	100.0%	$1,530,187

	December 31, 2016
($ in thousands)	Amortized cost	Fair value	Percent of total fair value	Carrying value
Fixed maturity securities available-for-sale	$1,189,525	$1,199,699	81.8%	$1,199,699
Equity securities available-for-sale	147,479	213,839	14.6%	213,839
Cash	307	307	—%	307
Short-term investments	39,670	39,670	2.7%	39,670
Other long-term investments	12,506	12,506	0.9%	12,506
	$1,389,487	$1,466,021	100.0%	$1,466,021

The amortized cost and estimated fair value of fixed maturity and equity securities at September 30, 2017 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,109	$57	$2	$8,164
U.S. government-sponsored agencies	262,050	237	6,668	255,619
Obligations of states and political subdivisions	318,016	18,954	332	336,638
Commercial mortgage-backed	66,138	583	911	65,810
Residential mortgage-backed	104,620	2,593	3,547	103,666
Other asset-backed	24,501	756	290	24,967
Corporate	450,338	14,001	863	463,476
Total fixed maturity securities	1,233,772	37,181	12,613	1,258,340

Equity securities:
Common stocks:
Financial services	28,130	12,679	71	40,738
Information technology	19,772	16,912	—	36,684
Healthcare	18,417	12,457	144	30,730
Consumer staples	10,258	4,794	8	15,044
Consumer discretionary	12,224	9,464	83	21,605
Energy	13,273	4,692	769	17,196
Industrials	13,209	15,138	32	28,315
Other	12,114	4,704	31	16,787
Non-redeemable preferred stocks	23,031	1,591	2	24,620
Total equity securities	150,428	82,431	1,140	231,719
Total securities available-for-sale	$1,384,200	$119,612	$13,753	$1,490,059

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2018.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $253,000 during the first nine months of 2017 and 2016.  During the first quarter of 2017, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2016.
As of September 30, 2017, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
The Company recorded $355,000 and $1.1 million of "other-than-temporary" investment impairment losses during the three and nine months ended September 30, 2017, respectively, compared to $275,000 and $976,000 during the same periods in 2016. The impairment losses were recognized on securities held in the Company's equity portfolio.
At September 30, 2017, the Company had unrealized losses on available-for-sale securities as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2017.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $8.9 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of September 30, 2017.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$248	$2	$—	$—	$248	$2
U.S. government-sponsored agencies	104,235	1,695	125,982	4,973	230,217	6,668
Obligations of states and political subdivisions	—	—	14,372	332	14,372	332
Commercial mortgage-backed	26,070	133	15,653	778	41,723	911
Residential mortgage-backed	19,872	431	21,155	3,116	41,027	3,547
Other asset-backed	5,211	39	8,809	251	14,020	290
Corporate	9,056	67	15,956	796	25,012	863
Total fixed maturity securities	164,692	2,367	201,927	10,246	366,619	12,613
Equity securities:
Common stocks:
Financial services	2,964	71	—	—	2,964	71
Healthcare	1,594	144	—	—	1,594	144
Consumer staples	159	8	—	—	159	8
Consumer discretionary	1,023	79	99	4	1,122	83
Energy	4,323	769	—	—	4,323	769
Industrials	309	32	—	—	309	32
Other	894	31	—	—	894	31
Non-redeemable preferred stocks	—	—	1,998	2	1,998	2
Total equity securities	11,266	1,134	2,097	6	13,363	1,140
Total temporarily impaired securities	$175,958	$3,501	$204,024	$10,252	$379,982	$13,753

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2017, the Company held $2.9 million of non-investment grade fixed maturity securities in a net unrealized gain position of $44,000.

Following is a schedule of gross realized losses recognized in the first nine months of 2017.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	2,330	2,086	244	—	244
Over six months to nine months	2,993	2,938	55	—	55
Over nine months to twelve months	5,044	4,684	360	—	360
Over twelve months	24,880	23,223	1,657	—	1,657
Subtotal, fixed maturity securities	35,247	32,931	2,316	—	2,316

Equity securities:
Three months or less	8,540	7,884	656	—	656
Over three months to six months	2,233	2,000	233	733	966
Over six months to nine months	129	112	17	—	17
Over nine months to twelve months	—	—	—	—	—
Over twelve months	—	—	—	355	355
Subtotal, equity securities	10,902	9,996	906	1,088	1,994

Total realized losses	$46,149	$42,927	$3,222	$1,088	$4,310

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2026.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2017 did not change materially from those presented in the Company’s 2016 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $827,000 and $851,000 as of September 30, 2017 and December 31, 2016, respectively. Premium tax offsets of $990,000 and $1.0 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2017 and December 31, 2016, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.0 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2016.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2016 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2017.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2017:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
7/1/2017 - 7/31/2017	97	$27.97	—	$19,108
8/1/2017 - 8/31/2017	31	27.66	—	19,108
9/1/2017 - 9/30/2017	4,833	27.74	—	19,108
Total	4,961	$27.74	—
1 Included in this column are 1,345 shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan, and 3,616 shares purchased from the account established by Employers Mutual to hold previously granted restricted stock awards until they vest, as these shares were excess shares stemming from forfeitures and surrenders.
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

ITEM 6.	EXHIBITS

Exhibit number	Item
31.1*	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2017.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)