Form 10-K
period 2017-12-31
EMC INSURANCE GROUP INC
filed 2018-03-05
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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
☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2017 was $265,448,151.
The number of shares outstanding of the registrant's common stock, $1.00 par value, on February 28, 2018, was 21,512,806.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2018, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2017, are incorporated by reference under Part III.

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
Property and casualty insurance is the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2017.  The property and casualty insurance operations are conducted through Illinois EMCASCO, Dakota Fire and EMCASCO and are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned in 2017.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual's assumed reinsurance business, subject to certain exceptions.  EMC Reinsurance Company also writes a relatively small amount of international assumed reinsurance business on a direct basis (outside the quota share reinsurance agreement).  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.
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
Since 2016, the Company's property and casualty insurance subsidiaries and Employers Mutual have been parties to an inter-company reinsurance program. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective each year from January 1 through June 30, and the second treaty is effective each year from July 1 through December 31. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
All transactions occurring under the pooling agreement and the inter-company reinsurance program are based on statutory accounting principles. Certain adjustments are made to the statutory-basis amounts assumed by the property and casualty insurance subsidiaries to bring the amounts into compliance with U.S. generally accepted accounting principles (GAAP).

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
The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies participating in the pool.  The particular benefits that the Company’s property and casualty insurance subsidiaries realize from participating in the pooling agreement include the following:

•
the ability to produce a more uniform and stable underwriting result from year to year than might be experienced individually, by spreading the risks over a wide range of geographic locations, lines of insurance written, rate filings, commission plans and policy forms;

•
the ability to benefit from the capacity of the entire pool (representing $1.7 billion in direct premiums written[1] in 2017 and $1.5 billion in statutory surplus as of December 31, 2017) rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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
The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance regulators.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2017	2016	2015
Employers Mutual[1]	0.82	0.81	0.74
EMCASCO[2]	1.39	1.44	1.54
Illinois EMCASCO[2]	1.39	1.44	1.52
Dakota Fire[2]	1.46	1.51	1.59
EMC Property & Casualty Company[1]	—	(0.27)	0.65
Union Insurance Company of Providence[1]	—	(0.27)	0.65
Hamilton Mutual Insurance Company[1]	(0.36)	0.88	0.89
1 The ratios for these companies reflect changes in their pool participation percentages in 2016 and 2017. Effective January 1, 2016, the pool participation rates for EMC Property & Casualty Company and Union Insurance Company of Providence declined to zero, while Employers Mutual's pool participation rate increased to 68 percent. Effective January 1, 2017, the pool participation rate for Hamilton Mutual Insurance Company declined to zero, while Employers Mutual's pool participation rate increased to 70 percent.
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
The Company's reinsurance subsidiary has an inter-company reinsurance program in place with Employers Mutual that covers both the business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement. Since 2016, this reinsurance program has consisted of two treaties. The first is a per occurrence catastrophe excess of loss treaty, and the second is an annual aggregate catastrophe excess of loss treaty. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. Prior to 2016, the reinsurance program with Employers Mutual consisted of a single excess of loss reinsurance agreement.
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
Operations of the quota share agreement and the inter-company reinsurance program, as well as the purchase of external reinsurance protection, give rise to inter-company balances with Employers Mutual, which are generally settled during the month following the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2017, by line of business.

	Year ended December 31,
	2017		2016		2015
($ in thousands) Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Commercial lines:
Automobile	$420,513	24.2%	$383,503	23.4%	$367,559	23.2%
Property	436,084	25.1%	421,792	25.8%	403,567	25.5%
Workers' compensation	361,574	20.8%	327,663	20.0%	309,654	19.6%
Other liability	350,579	20.2%	340,337	20.8%	329,045	20.8%
Other	32,789	1.9%	31,725	1.9%	29,704	1.9%
Total commercial lines	1,601,539	92.2%	1,505,020	91.9%	1,439,529	91.0%

Personal lines	134,902	7.8%	132,697	8.1%	141,546	9.0%
Total	$1,736,441	100.0%	$1,637,717	100.0%	$1,581,075	100.0%

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
The following table sets forth the net premiums written of the reinsurance subsidiary for the three years ended December 31, 2017. During 2017 and 2016, $4.9 million and $5.1 million, respectively, of premiums written were ceded to Employers Mutual in accordance with the terms of the current inter-company reinsurance program, and $10.2 million and $10.1 million, respectively, of premiums written were ceded to external parties in connection with the purchase of reinsurance and through fronting activities. In contrast, during 2015, $10.8 million of premiums written (representing 8.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written of that year) was ceded to Employers Mutual in accordance with the terms of the prior inter-company reinsurance and $3.4 million was ceded to external parties through fronting activities. The premiums associated with the 2017 and 2016 inter-company reinsurance programs were allocated entirely to the excess of loss line of business, while the premium associated with the 2015 inter-company reinsurance program was allocated to all lines of business.

	Year ended December 31,
	2017		2016		2015
($ in thousands) Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Pro rata reinsurance	$42,203	31.9%	$52,996	40.4%	$48,652	39.1%
Excess of loss reinsurance	90,071	68.1%	78,034	59.6%	75,852	60.9%
Total	$132,274	100.0%	$131,030	100.0%	$124,504	100.0%

Marketing and Distribution
Property and Casualty Insurance
The pool participants market a wide variety of commercial and personal lines insurance products through 16 branch offices, which actively write business through independent agents in 41 states.  Beginning in 2016, the accountability and responsibility for personal lines business was taken out of the branch offices and assigned to a new personal lines operation in the home office. The pool participants’ products are marketed exclusively through a network of 2,159 local independent agency relationships through 4,209 offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.
The pool participants wrote approximately $1.7 billion in direct premiums in 2017, with 92 percent of this business coming from commercial lines products and 8 percent coming from personal lines products.  Although a large portion of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with their agents and customers.

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
The pool participants write a number of target market, safety dividend group and EMC Choice programs throughout the country, and have developed a strong reputation for these programs within the marketplace.  These programs provide enhanced insurance protection to businesses or institutions that have similar hazards and exposures, and are willing to implement loss prevention programs.  These groups include public schools, small municipalities, petroleum marketers, and contractors.  As an example, the pool participants write coverage for approximately 1,500 school districts throughout the Midwest.  These programs have been successful because they offer loss control products and services that are targeted to the needs of the group members through local independent agents.
The following table sets forth the geographic distribution of the aggregate direct premiums written by all parties to the pooling agreement for the three years ended December 31, 2017.

	Year ended December 31,
	2017	2016	2015
Illinois	4.1%	4.2%	4.2%
Iowa	11.8%	12.5%	13.0%
Kansas	7.4%	8.0%	8.5%
Michigan	4.9%	4.9%	4.6%
Minnesota	5.0%	5.1%	4.7%
Nebraska	5.2%	5.4%	5.3%
North Carolina	3.4%	3.5%	3.1%
Texas	4.3%	4.3%	4.1%
Wisconsin	7.5%	5.9%	5.6%
Other *	46.4%	46.2%	46.9%
	100.0%	100.0%	100.0%
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
The reinsurance business is derived from two sources.  Approximately 91 percent of the reinsurance subsidiary’s assumed reinsurance premiums written in 2017 was generated through the activities of Employers Mutual’s Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is primarily generated through independent intermediaries.  The risks assumed through HORAD are directly underwritten by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.  Since the reinsurance subsidiary utilizes Employers Mutual’s underwriting personnel and systems to process its direct business, HORAD also includes the international business written directly by the reinsurance subsidiary.

The remaining 9 percent of the reinsurance subsidiary’s assumed reinsurance premiums written in 2017 was generated through Employers Mutual’s participation in MRB, an unincorporated association through which Employers Mutual and four other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in MRB since 1957.  MRB is controlled by a board of directors composed of the five member companies, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks assumed by MRB from unaffiliated insurers.  Since MRB is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  MRB, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of MRB.  The reinsurance risks for MRB arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by MRB management under general guidelines established by Employers Mutual and the other participating insurers.  Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, MRB.  Because of the joint liability structure, MRB participating companies must generally maintain a rating of “A-” (Excellent) or above from A.M. Best Company, Inc. and meet certain other standards.
The following table sets forth the geographic distribution of the assumed premiums written of the reinsurance subsidiary (gross of the amounts ceded to Employers Mutual in connection with the inter-company reinsurance program and, beginning in 2016, the cost of the external reinsurance protection) for the three years ended December 31, 2017.

	Year ended December 31,
	2017		2016		2015
($ in thousands) Domiciliary jurisdiction	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Germany	$4,200	2.9%	$6,724	4.8%	$3,672	2.7%
Other foreign jurisdictions[1]	14,428	10.1%	13,749	9.7%	14,018	10.4%
Domestic	124,423	87.0%	120,690	85.5%	117,641	86.9%
Total	$143,051	100.0%	$141,163	100.0%	$135,331	100.0%
1 Includes all other foreign jurisdictions, none of which accounted for more than 2 percent during any of the three years presented.

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
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $27.5 million in 2017.  During 2017, the reinsurance subsidiary ceded to Employers Mutual $4.9 million of premiums under the inter-company reinsurance program.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The net foreign currency exchange loss assumed by the reinsurance subsidiary through the quota share agreement in 2017 was $978,000.

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

Statutory Combined Trade Ratios
The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries, and the property and casualty insurance industry averages, for the five years ended December 31, 2017.  The combined trade ratios below are the sum of the following:  the loss and settlement expense ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year ended December 31,
	2017	2016	2015	2014	2013
Property and casualty insurance[1]
Loss and settlement expense ratio	64.2%	64.6%	65.5%	70.5%	67.2%
Expense ratio	34.5%	33.9%	33.4%	32.0%	35.0%
Combined trade ratio	98.7%	98.5%	98.9%	102.5%	102.2%

Reinsurance[1]
Loss and settlement expense ratio	88.3%	68.0%	64.1%	73.9%	59.0%
Expense ratio	23.6%	24.4%	24.9%	24.5%	23.7%
Combined trade ratio	111.9%	92.4%	89.0%	98.4%	82.7%

Total insurance operations[1]
Loss and settlement expense ratio	69.6%	65.5%	65.2%	71.2%	65.2%
Expense ratio	32.1%	31.8%	31.6%	30.4%	32.3%
Combined trade ratio	101.7%	97.3%	96.8%	101.6%	97.5%

Property and casualty insurance industry averages[2]
Loss and settlement expense ratio	78.2%	72.7%	69.8%	69.3%	67.7%
Expense ratio	26.9%	28.2%	28.5%	28.1%	28.7%
Combined trade ratio	105.1%	100.9%	98.3%	97.4%	96.4%
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
2 As reported by A.M. Best.  The ratio for 2017 is an estimate; the actual combined trade ratio is not currently available.

Claims Management
Effective claims management is critical to the success of the pool participants.  To this end, the pool participants have adopted a customer-focused claims management process that is cost efficient, and delivers a high level of claims service that produces superior results.  The claims management process is focused on handling claims from their inception, utilizing enhanced claims solutions to improve outcomes and lower costs, accelerating communication to insureds and claimants, and compressing the cycle time of claims to control both loss costs and claims-handling costs.  This process provides quality service and results in the appropriate handling of claims, allowing the pool participants to cost-effectively pay valid claims and contest fraudulent claims.

The claims management operation includes adjusters, appraisers, special investigators, attorneys, nurses and claims administrative personnel.  The pool participants conduct their claims management operations out of 16 branch offices and four service offices located throughout the United States.  The home office claims group provides advice and counsel for branch claims staff in investigating, reserving and settling claims.  The home office claims staff also evaluates branch claims operations and makes recommendations for improvements in performance.  Additional home office services provided include: complex claim handling, physical damage and property review, medical case management, medical bill review, legal coverage analysis, a special investigative unit, litigation management and subrogation.  Management believes these home office services assist the branch claims personnel in producing greater efficiencies than can be achieved at the local level.
Each branch office is responsible for evaluating and settling claims within the authority provided by home office claims.  Authority levels within the branch offices are granted based upon an adjuster’s experience and expertise.  A branch office must request input from home office claims once a case exceeds its authority level.  The Senior Vice President-Chief Claims Officer participates in a claims committee that exists within the home office.  This committee meets on a weekly basis to assist the branches in evaluating and settling claims beyond their authority level.
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

Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2017 represents management’s best estimate of the Company’s overall liability.
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

Reinsurance
There are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding companies about the underlying book of business and the ceding companies' reserving practices. For this reason, the carried reserves for the reinsurance segment are generally in the upper quartiles of the range of actuarial reserve indications. As the carried reserves run off, the overall expectation is that, more often than not, favorable development will occur.  However, there is also the possibility that the ultimate settlement of liabilities will show adverse development, and such adverse development could be substantial and have a negative impact on the Company's financial condition and results of operations.

See note 4 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a reconciliation of beginning and ending reserves for losses and settlement expenses for the three years ended December 31, 2017, as well as ten years of incurred and paid development information for each major line of business. Following is a detailed analysis of the development the Company has experienced on its prior accident years’ reserves during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as previously noted, 1) the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off, and 2) development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years does not have any impact on earnings (see discussions below for 2016 and 2015).

Year ended December 31, 2017
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $15.7 million from the estimate at December 31, 2016.  This decrease represents 3.2 percent of the December 31, 2016 gross carried reserves.  The following table displays development on prior years' reserves by line of business and type of reserve.

($ in thousands) Line of business	Reported case and IBNR loss reserves	Allocated settlement expense reserves	Unallocated settlement expense reserves	Total
Personal lines	$(1,691)	$(89)	$119	$(1,661)
Commercial auto liability	2,619	1,251	(1,850)	2,020
Auto physical damage	(584)	(78)	424	(238)
Workers' compensation	(3,712)	256	(421)	(3,877)
Other liability	(10,167)	1,432	(1,266)	(10,001)
Commercial property	(1,590)	(693)	(52)	(2,335)
Other	572	7	(221)	358

Total	$(14,553)	$2,086	$(3,267)	$(15,734)

The favorable development reported for 2017 is generally attributed to lower loss severity assumptions underlying the loss and allocated settlement expense reserves carried at year-end 2017 than those underlying year-end 2016 reserves. The favorable development associated with the loss and allocated settlement expense reserves totaled $12.5 million, which consisted of $14.6 million of favorable loss reserve development and $2.1 million of adverse development from allocated settlement expense reserves.
The $12.5 million of favorable development on loss and allocated settlement expense reserves accounted for approximately 80 percent of the property and casualty insurance segment’s total reported favorable development of $15.7 million. The following table displays the development experienced in 2017 on reported case and IBNR loss reserves and allocated settlement expense reserves for the five most recent accident years, and all prior accident years, by line of business.

($ in thousands)
Calendar accident year	Personal lines	Commercial auto liability	Auto physical damage	Workers' compensation	Other liability	Commercial property	Other	Total
Prior	$(44)	$(13)	$(41)	$7,394	$2,585	$(65)	$(24)	$9,792
2012	75	59	22	187	88	185	(18)	598
2013	(48)	823	37	(153)	(3,012)	(104)	(25)	(2,482)
2014	(147)	478	42	365	(1,554)	205	74	(537)
2015	(372)	803	(280)	(1,693)	(4,174)	(1,139)	1,139	(5,716)
2016	(1,244)	1,720	(442)	(9,556)	(2,668)	(1,365)	(567)	(14,122)

Total	$(1,780)	$3,870	$(662)	$(3,456)	$(8,735)	$(2,283)	$579	$(12,467)

In the table above, five of the seven lines of business exhibited favorable development; personal lines, auto physical damage, workers’ compensation, other liability and commercial property. For these lines of business, favorable development for most accident years was driven by decreases in the severity assumptions underlying the estimated ultimate accident year loss and allocated settlement expense ratios.
Personal lines experienced favorable development in nearly every accident year due to better than expected development on prior reported claims and lower than anticipated emerged IBNR.
The commercial auto liability line of business experienced adverse development in each of the latest five accident years. The severity assumption for accident year 2016 increased three percent over the assumption underlying the ultimate established at year-end 2016. For accident years 2012 through 2015, the severity assumption was increased between one and two percent.
Auto physical damage ultimate ratios were reduced for accident years 2016 and 2015, as claim severity estimates were lowered. Accident years 2014 and prior experienced little additional claim activity during 2017.

The workers’ compensation line of business experienced adverse development on accident years prior to 2012, as management strengthened those reserves in response to increases in the severity assumptions. During 2017, it became apparent that the severity assumption underlying the initial workers’ compensation ultimate ratio established for accident year 2016 was too conservative. The favorable development reported above was the result of using an updated assumption.
The other liability line of business experienced favorable development on all recent accident years due to lower severity estimates. The adverse development observed on accident years prior to 2012 is due to a settlement reached with a former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder. Loss and settlement expense reserves for asbestos claims were also strengthened approximately $900,000. If not for this unanticipated asbestos settlement, development on prior accident years would have been favorable.
Commercial property’s favorable development was concentrated in accident years 2015 and 2016, as severity on reported and emerged claims was less than anticipated. Accident years 2014 and prior experienced minor fluctuations in claims activity with mostly offsetting changes in the ultimate severity assumptions.
The “other” line of business category consists almost exclusively of fidelity and surety bonds. Uncharacteristically, this line experienced adverse development stemming from unanticipated outcomes associated two accident year 2015 claims.

Reinsurance segment
For the reinsurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $3.9 million from the estimate at December 31, 2016.  This decrease represents 1.9 percent of the December 31, 2016 gross carried reserves.  All of the favorable development is attributable to the HORAD book of business, as the prior year development associated with MRB was approximately zero in the aggregate.
In the HORAD book of business, $2.6 million of favorable development occurred in the pro rata line of business and $1.3 million of favorable development occurred in the excess of loss line of business. The favorable development in the pro rata line of business was driven by a change in loss development assumptions for property/casualty global pro rata contracts. Previously, ultimate losses for this contract type were determined by using a weighting of the reinsurance segment’s historical loss development experience with loss development factors from the Reinsurance Association of America (RAA). As the reinsurance segment’s exposure volume has increased over time, and as actual emerged losses have generally been significantly better than the weighted loss development history projections, the use of RAA factors was discontinued in favor of actual emerged loss development in the fourth quarter. In the excess of loss line of business, accident year 2015 was the greatest contributor to the favorable development, but was partially offset by reserve strengthening in accident year 2016 and several prior accident years.
As previously stated, MRB experienced approximately zero development on prior accident years in aggregate. Actuarial reviews of the reserves assumed from MRB have consistently indicated a level of adequacy which challenged the upper boundary of the range of reasonable reserves. To address this issue, the reinsurance segment currently maintains a $4.0 million negative bulk IBNR loss reserve to keep reserves within the reasonable range.
During 2017, the expected loss ratios utilized in the various reserving methodologies for prior contract years were unchanged. The expected loss ratios utilized in reserving methodologies for the 2017 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the reserving process. Compared to the 2016 contract year selections, the 2017 contract year expected loss ratios for property pro rata and aggregate excess contract types decreased 2.5 points and 5.0 points, respectively, from the ratios established for contract year 2016. Additionally, the contract year 2017 expected loss ratio for casualty excess contracts is 2.5 points higher than what was used for contact year 2016. All other 2017 expected loss ratios were unchanged from what was used for contract year 2016.

Year ended December 31, 2016
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $30.0 million from the estimate at December 31, 2015.  During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology produces specific line of business and accident year estimated ultimate loss and allocated settlement expense amounts based on explicit loss frequency and severity assumptions. The previous methodology used one process to determine the aggregate amount of IBNR loss and settlement expense reserves, and a separate process to allocate those reserves to the various accident years. The implementation of the new reserving methodology did not have a material impact on total carried reserves for the property and casualty insurance segment; however, there was some movement of allocated settlement expense reserves to IBNR loss reserves, and a reallocation of loss and allocated settlement expense reserves by accident year to align those reserves with the estimated ultimate loss and allocated settlement expense ratios. In connection with this reallocation of reserves by accident year, approximately $5.6 million of IBNR loss and allocated settlement expense reserves were moved from prior accident years to the current accident year in multiple lines of business. This reduction in prior accident years' reserves is reported as favorable development; however, this development is "mechanical in nature", and did not have any impact on earnings because the total amount of carried reserves did not change. Excluding this adjustment, the implied amount of favorable development that had an impact on earnings was approximately 5.1 percent of the December 31, 2015 gross carried reserves.  The following table displays development on prior years' reserves by line of business and type of reserve.

($ in thousands) Line of business	Reported case and IBNR loss reserves	Allocated settlement expense reserves	Unallocated settlement expense reserves	Total
Personal lines	$(1,242)	$(302)	$(33)	$(1,577)
Commercial auto liability	6,807	(3,236)	(1,222)	2,349
Auto physical damage	(1,850)	(34)	205	(1,679)
Workers' compensation	(11,271)	(4,205)	(844)	(16,320)
Other liability	(2,709)	(9,936)	(523)	(13,168)
Commercial property	1,296	982	174	2,452
Other	(1,426)	(163)	(481)	(2,070)

Total	$(10,395)	$(16,894)	$(2,724)	$(30,013)

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
Favorable development on loss and allocated settlement expense reserves represented 91 percent of the property and casualty insurance segment’s total reported favorable development of $30.0 million. The following table displays the development experienced in 2016 on reported case and IBNR loss reserves and allocated settlement expense reserves for the five most recent accident years, and all prior accident years, by line of business.

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
The Company increased asbestos and environmental IBNR loss and settlement expense reserves by $3.5 million during 2016, which was primarily reflected in the other liability line of business. The increase was in response to an indicated increase in the ultimate asbestos liability produced by internal payout decay models. Management also noted that A.M. Best increased the industry’s estimated ultimate liability by $15 billion during 2016. Newly reported asbestos claims have decreased slightly for the last two calendar years. Asbestos and environmental reserves constituted less than 3 percent of the property and casualty insurance segment’s total direct reserves.

Reinsurance segment
For the reinsurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $10.9 million from the estimate at December 31, 2015.  This decrease represented 5.5 percent of the December 31, 2015 carried reserves.  Approximately $7.1 million of favorable development was attributable to the HORAD book of business, with the remaining $3.8 million of favorable development associated with MRB.
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
The favorable development experienced on the MRB business was mostly attributed to an increase in the amount of negative bulk IBNR loss reserve carried on prior years' reserves. Recent actuarial reviews of MRB's reported reserves have consistently indicated that those reserves challenged the upper level of the range of reasonable reserves. To address this issue, a $2.0 million negative bulk IBNR loss reserve was established in 2015 for this business. During 2016, the negative bulk IBNR loss reserve was increased to $4.0 million, with $5.3 million of negative IBNR loss reserve carried on prior accident years and $1.3 million of positive lag IBNR loss reserve carried on the 2016 accident year. The recognition of the additional negative IBNR loss reserve accounted for $3.3 million of the $3.8 million of favorable development experienced during 2016.
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
The expected loss ratios utilized for the 2016 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the reserving process. Compared to the 2015 contract year selections, the 2016 contract year expected loss ratios for per risk excess and casualty excess business increased by 2.5 percentage points, while the expected loss ratio for aggregate excess business decreased by 5.0 percentage points. The 2016 contract year expected loss ratio for ocean marine pro rata business increased approximately 2.5 percentage points above the initial 2015 contract year selection, but was approximately 7.5 percentage points above the revised ratio.

Year ended December 31, 2015
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $13.8 million from the estimate at December 31, 2014.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves, and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2015 as part of the annual review. This change resulted in the movement of $423,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves. Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years is also "mechanical in nature", and does not have an impact on earnings. Excluding this adjustment, the implied amount of favorable development that had an impact on earnings was approximately 2.9 percent of the December 31, 2014 gross carried reserves.

Reserves on previously reported claims developed favorably in 2015 by approximately $8.5 million.  This included $514,000 of adverse development attributable to revised accident year allocation factors for bulk case loss reserves, which was offset by $7.5 million of favorable development experienced on prior years’ reported claims (exclusive of the bulk case loss reserve) and $1.5 million of favorable development from changes in the line of business distribution of the bulk case loss reserves.  Of the $8.5 million of favorable development, accident years 2012-2014 experienced favorable development of $7.0 million.  While all lines of business continued to experience very favorable development on claims which “closed” during 2015, adverse development on claims remaining “open” in the commercial auto liability line outpaced the favorable development experienced on "closed" claims by $6.5 million. Favorable development on the combined "case plus bulk case loss reserves" occurred in all lines of business except commercial auto liability, which experienced adverse development of $2.5 million, and homeowners, which experienced adverse development of $28,000 mostly attributable to a reallocation of the bulk case reserve. The following table displays the development experienced on previously reported claims, as well as the development amounts generated by the change in accident year allocation factors, by line of business:

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

Total settlement expense reserves developed favorably in 2015 by $7.9 million.  Approximately 73.0 percent of the favorable development was attributed to defense and cost containment expenses.  The reserves associated with these expenses were established in bulk, and were allocated to the various accident years in proportion to the accident year distribution of the underlying loss reserves.  During 2015, the underlying loss reserves experienced favorable development, which generated favorable development in the settlement expense reserves.  However, the portion of this reserve associated with asbestos and environmental claims experienced adverse development of $1.6 million due to additional reserve strengthening necessitated by the continuing emergence of asbestos claims at a rate not previously anticipated.  Changes in the IBNR loss reserve and bulk case loss reserve accident year allocation factors accounted for $239,000 of the favorable development in the defense and cost containment expense reserves.  The remaining 27.0 percent of favorable development was attributed to adjusting and other expenses (i.e., internal claims department, independent adjuster and miscellaneous settlement expenses). Differences in the allocation factors used to distribute the reserves for these expenses at year-end 2015 compared to year-end 2014 generated $234,000 of adverse development.  The majority of the remaining favorable development resulted from settlement expense payments that were lower than anticipated in the payment patterns used in the December 31, 2014 accident year allocations.
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

Reinsurance segment
For the reinsurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $21.3 million from the estimate at December 31, 2014.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves were revised during 2015.  This change resulted in the movement of $1.0 million of reserves from the current accident year to prior accident years, and hence, was reported as adverse development on prior years' reserves. Development on prior years’ reserves resulting solely from changes in the allocation of IBNR loss reserves between the current and prior accident years is also "mechanical in nature", and does not have an impact on earnings. Excluding this adjustment, the implied amount of favorable development that had an impact on earnings was approximately 11.3 percent of the December 31, 2014 gross carried reserves.  The HORAD portion of the book experienced favorable development of approximately $18.1 million, while MRB experienced favorable development of approximately $3.2 million.
The vast majority of HORAD’s favorable development occurred in four contract types; ocean marine pro rata ($8.5 million), casualty excess ($5.1 million), per risk excess ($3.3 million), and property pro rata with wind ($2.0 million). Approximately 15.0 percent of the favorable development experienced in ocean marine pro rata was attributable to a large negative premium adjustment (for contracts effective during the three previous years) reported by the ceding company for the offshore energy and liability proportional account, which reduced the amount of IBNR loss reserves carried for those years. In addition, as this particular set of contracts matured, carried IBNR loss reserves declined because emerged loss experience was better than expected. The development in the remaining contract types experiencing favorable development was attributable to the reinsurance segment's prudently conservative reserving approach, and reflected a reduction in carried IBNR loss reserves that could no longer be justified. Three contract types experienced adverse development; property/casualty global pro rata ($3.0 million), property/casualty global excess ($389,000), and crop/hail pro rata ($86,000). For the property/casualty global contracts, increases in cedants’ reported losses exceeded the decrease in IBNR loss reserves. Significant IBNR loss reserves remained for these contract types, so the possibility for improved profitability on prior accident years still existed.
Historically, the MRB book of business experienced very little development on prior years' loss and settlement expense reserves. The Company’s actuarial reviews of MRB's reported reserves had consistently indicated that those reserves challenged the upper level of the range of reasonable reserves. To address this issue, a negative bulk IBNR loss reserve was established in 2015 for this business. This negative IBNR loss reserve was responsible for approximately $3.0 million of the $3.2 million of favorable development reported on prior years’ reserves.
No changes were made in the "expected loss ratios" utilized for prior contract years. The "expected loss ratios" utilized for the 2015 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the "expected loss ratio" selection process. Compared to the 2014 contract year selections, the 2015 contract year expected loss ratios for the per risk excess and casualty excess lines of business increased by 7.5 percentage points and 2.5 percentage points, respectively. The 2015 contract year expected loss ratio for the ocean marine pro rata line of business decreased 5.5 percentage points due to the favorable experience that occurred during the previous three contract years.

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

The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
($ in thousands)	2017	2016	2015
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$5,177	$3,475	$3,584
Reinsurance	—	—	—
	5,177	3,475	3,584
Environmental:
Property and casualty insurance	(97)	652	304
Reinsurance	—	—	—
	(97)	652	304
Total losses and settlement expenses incurred	$5,080	$4,127	$3,888

	Year ended December 31,
($ in thousands)	2017	2016	2015
Loss and settlement expense reserves:
Asbestos:
Property and casualty insurance	$9,652	$11,134	$9,248
Reinsurance	332	359	385
	9,984	11,493	9,633
Environmental:
Property and casualty insurance	730	846	858
Reinsurance	664	666	686
	1,394	1,512	1,544
Total loss and settlement expense reserves	$11,378	$13,005	$11,177

The property and casualty insurance subsidiaries have exposure to asbestos and environmental claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The loss and settlement expense reserves associated with asbestos claims have been increased each year for the last several years due to continued reporting of new claims at a rate not previously anticipated, as well as updated internal ultimate loss and settlement expense evaluations. During 2017, a settlement was reached with a former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder, and loss and settlement expense reserves for asbestos claims were also strengthened approximately $900,000.
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
Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2017 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the Company's financial condition or results of operations.

Reinsurance Ceded
Property and Casualty Insurance
The pool participants cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure.  The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.
All major reinsurance treaties, with the exception of the pooling agreement, the personal and commercial boiler treaties, the employment practices liability contract, and the data compromise, cyber liability and identity recovery contracts, are on an “excess of loss” basis whereby the reinsurer agrees to reimburse the pool participants for covered losses in excess of a predetermined amount, up to a stated limit.  The boiler treaties, data compromise, cyber liability and identity recovery contracts, and the employment practices liability contract provide for 100 percent reinsurance of the pool’s applicable direct exposures.  Facultative reinsurance from approved markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits provided, is purchased when an insured requires coverage in excess of treaty capacity, where a high-risk type policy could expose the treaty reinsurance programs, or other reasons where the pool participants wish to reduce their net loss exposure from a particular risk.
Excess of loss reinsurance coverage is purchased in layers subject to retentions determined by reinsurance market conditions and the surplus position of the EMC Insurance Companies.  The pooling agreement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.
A summary of the reinsurance treaties benefiting the pool participants during 2017 is presented below.  Retention amounts reflect the accumulated retentions, co-participation and non-placed portions of all layers within a treaty. The retention amount for property catastrophe losses excludes a $10.0 million annual aggregate deductible that applies to losses after the initial $10.0 million retention in the first layer of coverage.

($ in thousands)
Type of reinsurance treaty	Retention	Limits
Property catastrophe	$12,225	99 percent of $210,000
Property per risk	$4,150	100 percent of $76,000
Casualty	$4,150	100 percent of $36,000
Workers' compensation excess	$—	$50,000 excess of $40,000
Fidelity	$2,250	95 percent of $5,000
Surety	$3,050	97 percent of $38,000
Boiler - commercial lines	$—	100 percent of $100,000
Boiler - personal lines	$—	100 percent of $100
Employment practices liability	$—	100 percent of $1,000
Data compromise	$—	100 percent of $1,000
Identity recovery	$—	100 percent of $25
Cyber liability	$—	100 percent of $1,000

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
The major reinsurers in the pool participants’ reinsurance programs during 2017 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and in various layers.  All programs (except the boiler, data compromise, cyber liability, identity recovery, and employment practice liability programs, and the top layer of the property catastrophe program) are handled by reinsurance brokers who cede coverage to 52 domestic and foreign reinsurers.

In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price and coverage terms. Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $500.0 million.

($ in thousands)	Percent of total reinsurance protection	A.M. Best rating
Property catastrophe, property per risk and casualty coverages
Underwriters at Lloyd's of London	27.9%	A
Mutual Reinsurance Bureau	12.7%	(1)
Hannover Ruckversicherung AG	9.9%	A+
R + V Versicherung AG	5.9%	(2)
Swiss Reinsurance America Corporation	5.5%	A+
Renaissance Reinsurance US Inc.	4.6%	A
MAPFRE Re Compania De Reaseguros, SA	4.3%	A
QBE Reinsurance Corporation	3.7%	A
Tokio Milennium Re AG	3.5%	A++

Fidelity and surety coverages
Transatlantic Reinsurance Company	31.6%	A+
Hannover Ruckversicherung AG	21.4%	A+
Axis Reinsurance Company	14.1%	A+
Odyssey America Reinsurance Corp.	12.1%	A
Everest Reinsurance Company	12.1%	A+
Endurance Reinsurance Corporation of America	8.7%	A+

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Data compromise, cyber liability and identity recovery
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

(1)
MRB is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  Two of the other member companies have an “A” (Excellent) rating from A.M. Best, while the other two have “A-” (Excellent) ratings.

(2)	R + V Versicherung AG is not rated by A.M. Best, but maintains an AA- rating from Standard & Poor’s.

The Terrorism Risk Insurance Program Reauthorization Act of 2015 (effective through December 31, 2020, referred to herein as the "TRIA") continues the Federal backstop on losses from certified terrorism events.  TRIA covers most direct commercial lines of business, including coverage for losses from nuclear, biological and chemical exposures if coverage was afforded by an insurer, but with exclusions for commercial automobile insurance, burglary and theft insurance, surety insurance, professional liability insurance, and farmowners multiple peril insurance.

The program trigger threshold for federal participation in losses was $140.0 million in 2017, and increases $20.0 million per year until reaching $200.0 million on January 1, 2020. A loss must be $5.0 million or more to count towards the program trigger threshold. Each insurer has a deductible amount (20 percent of the prior year’s direct commercial lines premiums earned for the applicable lines of business) and a retention above the deductible (17 percent in 2017, increasing by one percentage point each year until reaching 20 percent on January 1, 2020). TRIA caps losses at $100.0 billion annually, so no insurer that has met its deductible will be liable for payment of any portion of losses above that amount. For the Company, the TRIA deductible is approximately $64.0 million.
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

Reinsurance
In connection with the change in the inter-company reinsurance program in 2016, the reinsurance subsidiary began purchasing additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program. The net cost of this external reinsurance protection was approximately $5.6 million and $3.5 million in 2017 and 2016, respectively.
The reinsurance subsidiary also assumes and cedes some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.  Ceded earned premiums associated with this fronting activity amounted to $4.2 million, $3.7 million and $5.9 million during 2017, 2016 and 2015, respectively.  The ceding of this reinsurance business through these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers.

Property and Casualty Insurance and Reinsurance
The Company’s portion of premiums written ceded (unaffiliated and excluding premiums ceded to mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2017 is presented below.  Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.  The premium amounts ceded by the reinsurance subsidiary reflect the purchase of additional reinsurance protection from external parties and fronting transactions handled through the quota share agreement, and excludes premiums written ceded to Employers Mutual under the inter-company reinsurance program.

	Premiums written ceded
($ in thousands) Reinsurer	Property and casualty insurance segment	Reinsurance segment	Total
Hartford Steam Boiler Inspection and Insurance Company	$11,907	$—	$11,907
Underwriters at Lloyd's of London	1,588	2,837	4,425
Transatlantic Reinsurance Company	1,582	1,750	3,332
Country Mutual Insurance Company	—	2,982	2,982
Hannover Ruckversicherung AG	2,240	—	2,240
Tokio Millenium Re AG	66	1,065	1,131
TOA Reinsurance Company of America	846	—	846
Maiden Reinsurance North America Incorporated	829	—	829
QBE Reinsurance Corporation	750	—	750
Farm Service Preferred Insurance Company	705	—	705
Other Reinsurers	4,327	1,526	5,853
Total	$24,840	$10,160	$35,000

The property and casualty insurance segment also cedes reinsurance on a mandatory basis to state organizations in connection with various workers’ compensation and assigned risk programs. The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2017 is presented below.

($ in thousands) Reinsurer	Property and casualty insurance segment
Wisconsin Compensation Rating Bureau	$7,912
Michigan Catastrophic Claims Association	1,015
Other Reinsurers	252
Total	$9,179

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2017.  This presentation differs from the presentation utilized in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Amount recoverable
($ in thousands)	Property and casualty insurance segment	Reinsurance segment	Total		Percent of total	A.M. Best rating
Wisconsin Compensation Rating Bureau	$7,944	$—	$7,944		17.9%	(2)
Country Mutual Insurance Company	—	7,929	7,929		17.8%	A+
Hartford Steam Boiler Inspection and Insurance Company	6,844	—	6,844		15.4%	A++
Hannover Ruckversicherung AG	2,435	—	2,435		5.5%	A+
Transatlantic Reinsurance Company	1,509	729	2,238		5.1%	A+
Mutual Reinsurance Bureau	652	1,493	2,145		4.8%	(1)
Michigan Catastrophic Claims Association	2,138	—	2,138		4.8%	(2)
Underwriters at Lloyd's of London	788	959	1,747		3.9%	A
Workers' Compensation Reinsurance Association of Minnesota	1,072	—	1,072		2.4%	(2)
TOA Reinsurance Company of America	1,050	—	1,050		2.4%	A
Other Reinsurers	8,133	764	8,897		20.0%
	$32,565	$11,874	$44,439	(3)	100.0%

(1)
MRB is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  MRB is backed by the financial strength of the five member companies.  Two of the other member companies have an “A” (Excellent) rating from A.M. Best, while the other two have “A-” (Excellent) ratings.

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

(3)
The total amount recoverable at December 31, 2017 represents $30.9 million in unpaid losses and settlement expenses, $727,000 in unpaid contingent commissions, and $12.8 million in prepaid reinsurance premiums. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) ceded paid losses and settlement expenses under the reinsurance contracts and provides full credit for the ceded paid losses and settlement expenses generated during the period (not just the collected portion). As a result, Employers Mutual's recoverable for paid losses and settlement expenses represents, to the Company, an off-balance sheet arrangement with an unconsolidated entity that results in credit-risk exposure that is not reflected in the Company’s financial statements.  See note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further discussion of off-balance sheet credit exposures.

Investments
The Company’s total invested assets at December 31, 2017 are summarized in the following table:

	December 31, 2017
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,253,166	$1,275,016	$1,275,016	82.8%
Equity securities available-for-sale	144,274	228,115	228,115	14.8%
Short-term investments	23,613	23,613	23,613	1.5%
Other long-term investments	13,648	XXXX	13,648	0.9%
	$1,434,701	XXXX	$1,540,392	100.0%

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
At December 31, 2017, the portfolio of fixed maturity securities consisted of 0.7 percent U.S. Treasury, 24.3 percent government agency, 18.2 percent asset-backed, 23.1 percent municipal and 33.7 percent corporate securities.  As of December 31, 2017, the effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, was 5.0, and the effective duration of its liabilities was 2.7. At December 31, 2017, the Company held $2.9 million of non-investment grade fixed maturity securities in a net unrealized gain position of $38,000.
The Company has two separate common stock equity portfolios that are diversified across a large range of industry sectors and are managed for fees based on total assets under management (a large-cap blend equity portfolio managed by BMO Global Asset Management and a high dividend value equity portfolio managed by Schafer Cullen Capital Management).  As of December 31, 2017, the common stock equity portfolios were invested in the following industry sectors:

Percent of equity portfolio
Financial services	21.1%
Information technology	17.4%
Healthcare	14.8%
Consumer staples	6.8%
Consumer discretionary	9.9%
Energy	8.2%
Industrials	13.8%
Other	8.0%
100.0%

The Company's other long-term investments consist of minority ownership interests in limited partnerships and limited liability companies, generally from private equity arrangements, with the following two notable exceptions. The Company funds a limited partnership that is designed to help protect it from a sudden and significant decline in the value of its equity portfolio. This investment is carried under the equity method of accounting, with changes in the carrying value (from both expired hedging contracts and changes in the value of contracts that are still in effect) reported as realized gains or losses in the Company's financial statements. During 2017 and 2016, the Company invested additional funds of $5.8 million and $4.9 million, respectively, into this program. The Company's reinsurance subsidiary began investing in limited liability companies that convey renewable energy tax credits in 2016. During 2016, the reinsurance subsidiary invested $6.6 million in a limited liability company that produced $4.4 million of tax credits in 2016 and $775,000 of tax credits in 2017. During 2017, the reinsurance subsidiary invested $2.1 million in another limited liability company that produced $1.7 million of tax credits in 2017. After reductions for the utilization of the tax credits and a $209,000 impairment loss recognized during the fourth quarter of 2016, the carrying values of these investments totaled approximately $1.5 million and $2.0 million at December 31, 2017 and 2016, respectively.

Employees
EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the approximately 2,375 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

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

State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12 month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restrictions on the payment of dividends and distributions.  At December 31, 2017, $54.2 million was available for distribution to the Company in 2018 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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
The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2017, the Company’s insurance subsidiaries had total adjusted statutory capital of $560.1 million, which is well in excess of the minimum risk-based capital requirement of $94.4 million.

AVAILABLE INFORMATION
The Company’s internet address is investors.emcins.com.  The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through the Company’s website as soon as reasonably practicable after the filing or furnishing of such material with the Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE COMPANY
The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION
Ian C. Asplund	37
Newly appointed Senior Vice President-Chief Analytics Officer of the Company and Employers Mutual effective 2018. Senior Vice President-Strategic Analytics of the Company and Employers Mutual from 2016 through 2017. Vice President-Chief Actuary of the Company and Employers Mutual from 2015 to 2016. Assistant Vice President of Employers Mutual from 2012 to 2014. He has been employed by Employers Mutual since 2003.

Dan D. Aksamit	53
Newly appointed Vice President-Chief Risk Officer of Employers Mutual effective 2018. Assistant Vice President of Employers Mutual from 2015 through 2017. He has been employed by Employers Mutual since 2004.

Jason R. Bogart	56
Newly appointed Senior Vice President-Chief Field Officer of the Company and Employers Mutual effective 2018. Senior Vice President of the Company and Senior Vice President of Branch Operations of Employers Mutual from 2013 through 2017. Vice President of the Company and Vice President of Branch Operations of Employers Mutual from 2010 to 2013.  Resident Vice President-Lansing Branch of Employers Mutual from 2003 until 2010.  He has been employed by Employers Mutual since 1993.

Bradley J. Fredericks	44
Senior Vice President-Chief Investment Officer of the Company and Employers Mutual since 2017. Vice President-Chief Investment Officer of the Company and Employers Mutual from 2014 to 2017.  Assistant Vice President of Employers Mutual from 2013 to 2014. He has been employed by Employers Mutual since 2010.

Lisa L. Hamilton	63
Newly appointed Vice President-Chief Branding Officer of Employers Mutual effective 2018. Vice President of Employers Mutual from 2012 through 2017. Assistant Vice President of Employers Mutual from 2009 to 2012. She has been employed by Employers Mutual since 2002.

Rodney D. Hanson	62
Newly appointed Senior Vice President-Chief Information Officer of the Company and Employers Mutual effective 2018. Senior Vice President-Information Technology of the Company and Employers Mutual from 2013 through 2017. Vice President-Information Technology of the Company and Employers Mutual from 2003 to 2013. He has been employed by Employers Mutual since 1978.

Kevin J. Hovick	63	Executive Vice President and Chief Operating Officer of the Company and of Employers Mutual since 2011, retired effective January 2, 2018.

Scott R. Jean	46
Newly appointed Executive Vice President of Finance & Strategy of the Company and Employers Mutual effective 2018. Executive Vice President for Finance & Analytics of the Company and Employers Mutual from 2015 through 2017. Senior Vice President-Chief Actuary of the Company and Employers Mutual from 2014 to 2015. Vice President-Chief Actuary of the Company and of Employers Mutual from 2009 to 2014.  He has been employed by Employers Mutual since 1993.

Bruce G. Kelley	63
President and Chief Executive Officer of the Company and Employers Mutual since 1992. Reappointed Treasurer of the Company and Employers Mutual in 2014 (previously held that title for Employers Mutual from 1996 to 2000 and the Company from 1996 to 2001). President and Chief Operating Officer of the Company and Employers Mutual from 1991 to 1992 and Executive Vice President of the Company and Employers Mutual from 1989 to 1991.  He has been employed by Employers Mutual since 1985.

Meyer T. Lehman	42
Senior Vice President-Chief Actuarial Officer of the Company and Employers Mutual upon his hiring in 2017. Prior to joining Employers Mutual he was Product Management Vice President & Chief Actuarial Officer of Continental Western Group & Berkley Agribusiness Risk Specialists from 2012 to 2017.

Robert L. Link	60
Newly appointed Senior Vice President-Chief Administrative Officer and Assistant Secretary of the Company and Senior Vice President-Chief Administrative Officer and Corporate Secretary of Employers Mutual effective 2018. Senior Vice President and Assistant Secretary of the Company and Senior Vice President and Corporate Secretary-Administration of Employers Mutual from 2012 through 2017. Vice President of the Company from 2007 to 2012 and Vice President and Corporate Secretary-Administration of Employers Mutual from 2005 to 2012. He has been employed by Employers Mutual since 1977.

Mick A. Lovell	55
Newly appointed Executive Vice President of Operations of the Company and Employers Mutual effective 2018. Executive Vice President for Corporate Development of the Company and Employers Mutual from 2015 through 2017. Senior Vice President for Corporate Development of the Company and Employers Mutual from 2014 to 2015. Vice President of the Company and Vice President-Business Development of Employers Mutual from 2011 to 2014.  Assistant Vice President of the Company and Assistant Vice President-Director of Product Management of Employers Mutual from 2003 to 2011. He has been employed by Employers Mutual since 2003.

Elizabeth A. Nigut	48
Newly appointed Senior Vice President-Chief Human Resources Officer of the Company and Employers Mutual effective 2018. Senior Vice President of the Company and Senior Vice President-Human Resources of Employers Mutual from 2014 through 2017. Vice President of the Company and Vice President-Human Resources of Employers Mutual from 2010 to 2014.  She has been employed by Employers Mutual since 2010.

Larry W. Phillips	64
Newly appointed Senior Vice President-Chief Business Development Officer of the Company and Employers Mutual effective 2018. Senior Vice President-Business Development of the Company and Employers Mutual from 2015 through 2017. Vice President-Underwriting of Employers Mutual from 2013 to 2015. He has been employed by Employers Mutual since 2012. Prior to joining Employers Mutual he was Executive Director of the Iowa Fair Plan from 2011 to 2012.

Mark E. Reese	60
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  Vice President of the Company and Employers Mutual from 1996 to 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Lisa A. Simonetta	58
Newly appointed Senior Vice President-Chief Claims Officer of the Company and Employers Mutual effective 2018. Senior Vice President-Claims of the Company and Employers Mutual from 2013 through 2017.  Vice President Claims-Legal of the Company and Vice President of Employers Mutual from 2002 to 2013. She has been employed by Employers Mutual since 1992.

Todd A. Strother	49
Newly appointed Senior Vice President-Chief Legal Officer and Secretary of the Company and Senior Vice President-Chief Legal Officer of Employers Mutual effective 2018. Vice President-General Counsel and Secretary of the Company and Vice President-General Counsel of Employers Mutual from 2016 through 2017.  Prior to joining Employers Mutual he was an attorney and shareholder with Bradshaw, Fowler, Proctor & Fairgrave, P.C. from 1999 to 2016.

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
The Company's insurance operations expose the Company to claims arising out of catastrophic events. Common catastrophic events include tornadoes, wind and hail storms, hurricanes, earthquakes, fires, explosions and severe winter storms.  If changing climate conditions result in an increase in the frequency or severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns. High levels of catastrophe and storm losses could lead to changes in the reinsurance programs protecting the Company (including the reinsurance coverage provided by Employers Mutual to the Company’s property and casualty insurance subsidiaries and the reinsurance subsidiary). These changes could include increases in the amount of losses retained, increased pricing and decreased availability of catastrophe reinsurance protection.  Examples of such changes include increases in the pool participants’ retention amounts on ceded contracts covering the pool business, and increases in the amount of losses retained by the property and casualty insurance subsidiaries and the reinsurance subsidiary under the inter-company reinsurance program.  Future increases in the cost of reinsurance protection, and/or the amount of catastrophe and storm losses retained, could materially adversely affect the Company’s business, financial condition or results of operations.

The pool participants currently conduct business in all 50 states and the District of Columbia, with a large portion of business in the Midwest.  The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.
In 2017, 69 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with 12 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.
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
Terrorist attacks could cause significant losses from insurance claims related to the property and casualty insurance operations of the pool participants and the reinsurance operations of the Company’s reinsurance subsidiary, and have a material adverse impact on the Company’s business, financial condition or results of operations.  TRIA requires that some coverage for terrorism losses be offered by primary property and casualty insurers, and provides federal assistance for recovery of a portion of claims incurred (effective through December 31, 2020). While the pool participants are protected by this federally funded terrorism reinsurance with respect to claims under most commercial insurance products, the pool participants are prohibited from adding terrorism exclusions to the commercial lines policies they write, and a substantial deductible must be met before TRIA provides coverage to the pool.  The pool participants’ personal lines products do not provide terrorism coverage.  The pool participants have underlying reinsurance coverage to partially cover the TRIA deductible, but the Company can offer no assurances that the threats or actual occurrence of future terrorist-like events in the United States and abroad, or military actions by the United States, will not have a material adverse effect on its business, financial condition or results of operations.
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
The Company had fixed maturity investments with a fair value of $1.3 billion at December 31, 2017 that are subject to:

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

The Company’s fixed maturity investment portfolio includes mortgage-backed securities.  As of December 31, 2017, mortgage-backed securities constituted approximately 16.3 percent of the fixed maturity portfolio.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.
The Company’s common stock equity portfolio, with a fair value of $206.4 million as of December 31, 2017, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position. The Company is currently invested in a limited partnership that is designed to help protect the Company from significant monthly downside price volatility in the equity markets. However, this type of protection may be discontinued in the future depending on market conditions and/or the cost of the protection.
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
The Company’s business is highly dependent upon the successful and uninterrupted functioning of the information technology and telecommunications systems of Employers Mutual and its third party vendors.  The Company relies on the capacity, reliability and security of these systems to process new and renewal business, provide customer service, process and pay claims, and facilitate collections and cancellations.  These systems also enable the performance of actuarial and other modeling functions necessary for underwriting and rate development and establishing and evaluating reserves.  Despite security measures in place, the information technology systems could be vulnerable to computer malware or viruses, unauthorized access, or other cyber attacks that could disrupt the systems.  The failure or disruption of these systems could interrupt the Company’s operations and result in financial loss through remediation costs, reduced ability to underwrite and process new and renewal business, pay claims in a timely manner and provide customer service.
A security breach of information technology systems that results in the misuse or misappropriation of confidential information could expose Employers Mutual to litigation or regulatory actions, or damage Employers Mutual’s reputation.  Any legal or other expenses resulting from the misuse of confidential information would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.
Although Employers Mutual maintains insurance on its real property and other physical assets, this insurance will not compensate Employers Mutual for losses that may occur due to disruptions in service as a result of a computer, data processing or telecommunication systems failure unrelated to covered property damage.  Also, this insurance may not necessarily compensate Employers Mutual for all losses resulting from covered events.  Employers Mutual maintains insurance coverage for network business interruption, but it retains the risks from disruptions in computer processing and telecommunications services above the limits of such coverage. Employers Mutual has implemented a variety of controls to mitigate these risks including, but not limited to, off-site back-up and redundant processing capabilities, access restrictions to confidential customer data, and documented plans for resuming operations upon the occurrence of an event.  A portion of any losses resulting from the failure or disruption of Employers Mutual’s information technology and telecommunication systems would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.
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
The Company’s reinsurance subsidiary operates under a quota share reinsurance agreement with Employers Mutual, which generated 22 percent of the Company’s net premiums earned in 2017.  Under the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary also has in place an inter-company reinsurance program with Employers Mutual. The reinsurance subsidiary primarily relies on these agreements and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify these agreements, the reinsurance subsidiary may not be able to enter into similar arrangements with other companies and may be adversely affected.
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
The reinsurance subsidiary assumes and cedes some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual. Under these arrangements, an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis. In addition, in 2016 the reinsurance subsidiary began purchasing additional reinsurance protection from external parties.
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

The Company is subject to comprehensive regulation that may restrict its ability to react to market or industry changes and earn profits.
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

From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company closely monitors these activities through its membership in various organizations.  In particular, our trade organizations are working to monitor and shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority, to promote accident avoidance and accident prevention technology, and to pass appropriate tax reform legislation. The Company is unable to predict whether, or to what extent, new laws and regulations that could affect its business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on its business, financial condition or results of operations.
The Company's assumed reinsurance business from international sources could decline from the European Union's Solvency II, Brexit or other international regulatory changes.
Solvency II came into effect in the European Union (EU) on January 1, 2016. Solvency II requires that in order for insurers and reinsurers outside of the EU to conduct business in the European market, their country of domicile regulatory system must be deemed equivalent. The US regulatory system was not deemed equivalent, so trade negotiations began.
On January 13, 2017, the United States and the European Union announced they had completed negotiation of a "Bilateral Agreement between the European Union and the United States of America on Prudential Measures Regarding Insurance and Reinsurance" (the "Covered Agreement"). The United States signed the Covered Agreement on September 22, 2017. The European Union has yet to formally approve the Covered Agreement, but it is being provisionally applied in both the US and the EU.
The Covered Agreement eliminates collateral and local presence requirements for US and EU reinsurers operating on a cross-border basis. Management is closely monitoring provisional application of this agreement in the EU. Different interpretations of the Covered Agreement by EU countries may have unknown consequences on the reinsurance subsidiary's ability to write assumed reinsurance business in those countries. Further complicating application of the Covered Agreement in the EU will be the prospective withdrawal of the United Kingdom from the EU on March 30, 2019. The reinsurance subsidiary writes approximately $10 million of assumed reinsurance business in the EU. The Company is unable to predict to what extent application of the Covered Agreement, Brexit or other international regulatory changes will affect the Company's financial condition or results of operations.
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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Company recorded a one-time deferred income tax benefit in connection with the adoption of the TCJA in the fourth quarter.
The Company made reasonable estimates of the effects the TCJA had on deferred income tax assets and liabilities. For items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company is using existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment until further guidance is released by the Internal Revenue Service (IRS) with updated discount factors. As regulations and guidance evolve with respect to the TCJA, and as the Company gathers more information and performs more analysis, additional tax effects or adjustments may be needed in subsequent periods that could affect the Company's financial condition or results of operations.

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
Management believes that one of the reasons independent agents and insureds prefer to purchase insurance from the pool participants, team members choose Employers Mutual as a place of employment, and vendors choose to do business with Employers Mutual is the reputation EMC Insurance Companies has built over 106 years. To be successful in the future, management must continue to preserve, grow, and leverage the value of EMC Insurance Companies reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, or litigation. Those types of incidents could have an adverse impact on perceptions and lead to tangible adverse effects on the Company's business, including loss of trust, loss of premium, loss of accounts, loss of agency contracts, or team member retention and recruiting difficulties.

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

The insolvency of Employers Mutual could result in additional liabilities for the Company’s insurance subsidiaries participating in the pooling agreement.
The pooling agreement requires each pool participant to assume its pro rata share (based on its participation interest in the pool) of the liabilities of any pool participant that becomes insolvent or is otherwise subject to liquidation or receivership proceedings.  Under this provision, the Company’s pool participants could become financially responsible for their pro rata share of the liabilities of Employers Mutual in the event of an insolvency, liquidation or receivership proceeding.
The Company is dependent on dividends from its subsidiaries for the payment of its operating expenses and dividends to stockholders; however, its subsidiaries may be unable to pay dividends to the Company.
As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions, and depends on the surplus position of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2018 without prior regulatory approval is approximately $54.2 million.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.
New pricing, claims, coverage issues, class action litigation, and technology innovations are continually emerging in the property and casualty insurance industry, and these new issues could adversely impact the Company’s revenues or its methods of doing business.
As property and casualty insurance industry practices, and regulatory, judicial and consumer conditions change, unexpected and unintended issues related to claims, coverages and business practices may emerge.  These issues could have an adverse effect on the Company’s business by changing the way the pool participants price their products, by extending coverages beyond their underwriting intent, or by increasing the size of claims.  The effect of unforeseen emerging issues could negatively affect the Company’s results of operations or its methods of doing business. In addition, the advent of autonomous vehicles and usage-based insurance could materially alter the way that automobile insurance is marketed, priced, and underwritten.
The Company's results of operations or financial condition could be adversely impacted if risks are not properly underwritten and priced.
The Company's financial condition, cash flows, and results of operations depend on the pool participants' ability to properly underwrite risks and accurately set rates for risks across several lines of business.  This requires adherence to disciplined underwriting standards and pricing methodologies for the pool participants' products.  To do this, the pool participants must collect, analyze, and use data to make decisions and take appropriate action based upon available information.  This data must be sufficient, accurate, and accessible.  If not, loss cost trends may be overestimated or underestimated, or these trends may unexpectedly change, leading to lost business from pricing risks above competitors or from charging rates too low to maintain profitability.  Inflation trends, especially outside of historical norms, may make it more difficult to determine adequate pricing. If rates are not accurate, the Company may not generate enough premiums to offset losses and expenses, or may not be competitive in the marketplace.
Changes to existing accounting standards may adversely affect the Company’s consolidated financial statements.
The Company is required to prepare its consolidated financial statements in accordance with GAAP, as promulgated by the Financial Accounting Standards Board ("FASB"), subject to accounting rules and interpretations of the Securities and Exchange Commission. Accordingly, the Company is required to adopt new or revised accounting standards issued by these authoritative bodies from time to time.  It is possible that changes to the Company’s accounting policies resulting from the adoption of future changes in GAAP, including an updated financial instruments standard effective January 1, 2018, and a new credit losses accounting standard effective January 1, 2020, could have a material adverse effect on the Company’s reported financial condition and/or results of operations.  The Company's significant accounting policies are described in note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.

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

	2017				2016
Quarter:	1st	2nd	3rd	4th	1st	2nd	3rd	4th
High	$31.47	$29.06	$28.88	$32.19	$25.99	$28.01	$29.01	$31.18
Low	27.00	25.97	26.81	27.51	21.62	24.02	24.71	23.45
Period-end close	28.06	27.78	28.15	28.69	25.65	27.72	26.93	30.01
Cash dividends	$0.21	$0.21	$0.21	$0.22	$0.19	$0.19	$0.19	$0.21

On February 20, 2018, there were 638 registered holders of the Company’s common stock.
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
The Company maintains an Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan. More information about the plan can be obtained by calling American Stock Transfer & Trust Company, LLC, the Company’s stock transfer agent and plan administrator.  Additional information regarding the plan is contained in note 13 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.  Employers Mutual did not participate in the dividend reinvestment plan during 2017, 2016 or 2015.
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

	2012	2013	2014	2015	2016	2017
EMC Insurance Group Inc	$100.00	$132.28	$157.88	$174.16	$212.73	$209.58
NASDAQ Composite Index	100.00	141.63	162.09	173.33	187.19	242.29
Peer Group Index	100.00	135.37	148.07	170.49	207.54	203.95

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2017:

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs [1]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands) [1,2,3]
10/1/17 - 10/31/17	—	$—	—	$19,108
11/1/17 - 11/30/17	—	—	—	19,108
12/1/17 - 12/31/17	—	—	—	19,108
Total	—	$—	—
1 On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  A total of $14.6 million remains available in this plan for the purchase of additional shares.
2 On May 12, 2005, the Company announced that its parent company, Employers Mutual, had initiated a $15.0 million stock purchase program under which Employers Mutual may purchase shares of the Company’s common stock in the open market. This purchase program does not have an expiration date; however, this program has been dormant while the Company’s repurchase programs have been in effect.  A total of $4.5 million remains in this program.
3 An account Employers Mutual maintains to hold previously granted restricted stock awards until they vest will occasionally contain excess shares of the Company's common stock stemming from forfeitures and surrenders. The Company will periodically repurchase the excess shares from this account. The Company is unable to determine the amount of stock that may be repurchased under this arrangement.

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31,
($ in thousands, except share and per share amounts)	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
INCOME STATEMENT DATA
Insurance premiums earned	$607,158	$592,408	$570,266	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318
Net investment income	45,479	47,490	45,582	46,465	43,022	44,145	46,111	49,489	47,759	48,403
Realized investment gains (losses)	6,556	4,074	6,153	4,349	8,997	8,017	9,303	3,869	17,922	(24,456)
Other income (loss)	(348)	1,011	1,725	2,931	460	834	828	783	756	627
Total revenues	658,845	644,983	623,726	594,467	567,985	511,842	472,644	443,263	450,448	413,892
Losses and expenses	619,029	581,776	552,070	553,560	507,132	460,209	483,636	400,814	389,021	425,132
Income (loss) before income tax expense (benefit)	39,816	63,207	71,656	40,907	60,853	51,633	(10,992)	42,449	61,427	(11,240)
Income tax expense (benefit)	578	17,004	21,494	10,915	17,334	13,667	(8,255)	11,100	16,770	(8,917)
Net income (loss)	$39,238	$46,203	$50,162	$29,992	$43,519	$37,966	$(2,737)	$31,349	$44,657	$(2,323)

Net income (loss) per common share - basic and diluted:	$1.84	$2.20	$2.43	$1.48	$2.22	$1.96	$(0.14)	$1.60	$2.25	$(0.11)

Premiums earned by segment:
Property and casualty insurance	$472,369	$456,467	$447,197	$422,381	$392,719	$357,139	$321,649	$305,647	$308,079	$315,598
Reinsurance	134,789	135,941	123,069	118,341	122,787	101,707	94,753	83,475	75,932	73,720
Total	$607,158	$592,408	$570,266	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011	$389,318

BALANCE SHEET DATA
Total assets	$1,681,940	$1,588,813	$1,535,955	$1,497,820	$1,374,501	$1,290,709	$1,224,031	$1,182,006	$1,159,997	$1,103,022
Stockholders' equity	$603,846	$553,342	$524,938	$502,886	$455,210	$401,209	$352,341	$362,853	$336,627	$277,840

	Year ended December 31,
($ in thousands, except share and per share amounts)	2017	2016	2015	2014	2013	2012	2011	2010	2009	2008
OTHER DATA
Average return on equity	6.8%	8.6%	9.8%	6.3%	10.2%	10.1%	(0.8)%	9.0%	14.5%	(0.7)%
Book value per share	$28.14	$26.07	$25.26	$24.72	$22.81	$20.72	$18.24	$18.71	$17.11	$13.96
Dividends paid per share	$0.85	$0.78	$0.69	$0.63	$0.57	$0.54	$0.51	$0.49	$0.48	$0.48
Property and casualty insurance subsidiaries' aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Reinsurance subsidiary's quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
Closing stock price	$28.69	$30.01	$25.30	$23.64	$20.41	$15.92	$13.71	$15.10	$14.34	$17.10
Net investment yield (pre-tax)	3.25%	3.53%	3.55%	3.81%	3.80%	4.17%	4.49%	4.89%	4.87%	5.00%
Cash dividends to closing stock price	3.0%	2.6%	2.7%	2.7%	2.8%	3.4%	3.7%	3.2%	3.3%	2.8%
Common shares outstanding	21,455,545	21,222,535	20,780,439	20,344,409	19,958,980	19,364,127	19,313,387	19,391,517	19,671,722	19,901,502
Statutory trade combined ratio	101.7%	97.3%	96.8%	101.6%	97.5%	99.0%	115.6%	102.1%	100.3%	109.1%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
The Private Securities Litigation Reform Act of 1995 provides issuers the opportunity to make cautionary statements regarding forward-looking statements.  Accordingly, any forward-looking statement contained in this report is based on management’s current beliefs, assumptions and expectations of the Company’s future performance, taking all information currently available into account.  These beliefs, assumptions and expectations can change as the result of many possible events or factors, not all of which are known to management.  If a change occurs, the Company’s business, financial condition, liquidity, results of operations, plans and objectives may vary materially from those expressed in the forward-looking statements.  The risks and uncertainties that may affect the actual results of the Company include, but are not limited to, the following:

•	catastrophic events and the occurrence of significant severe weather conditions;

•	the adequacy of loss and settlement expense reserves;

•	state and federal legislation and regulations;

•	changes in the U.S. federal corporate tax law;

•	changes in the property and casualty insurance industry, interest rates or the performance of financial markets and the general economy;

•	rating agency actions;

•	“other-than-temporary” investment impairment losses; and

•	other risks and uncertainties inherent to the Company’s business, including those discussed under the heading “Risk Factors” in Part I, Item 1A, of this Form 10-K.
Management intends to identify forward-looking statements when using the words “believe”, “expect”, “anticipate”, “estimate”, “project”, "may", "intend", "likely" or similar expressions.  Undue reliance should not be placed on these forward-looking statements. The Company disclaims any obligation to update such statements or to announce publicly the results of any revisions that it may make to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 78 percent of consolidated premiums earned in 2017.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries and an affiliate of Employers Mutual (Union Insurance Company of Providence, EMC Property & Casualty Company and Hamilton Mutual Insurance Company) are parties to a pooling agreement with Employers Mutual. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
Since 2016, the Company's property and casualty insurance subsidiaries and Employers Mutual have been parties to an inter-company reinsurance program. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective each year from January 1 through June 30, and has a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty was approximately $6.0 million in 2017 and $6.3 million in 2016. The second treaty is effective each year from July 1 through December 31, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty was approximately $1.4 million in 2017 and $1.5 million in 2016. Losses and settlement expenses ceded to Employers Mutual under this program totaled $19.2 million in 2017 and $7.5 million in 2016. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
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
The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies participating in the pool. The pooling agreement produces a more uniform and stable underwriting result from year to year for the companies participating in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own surplus, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 22 percent of consolidated premiums earned in 2017.  The Company’s reinsurance subsidiary is party to a quota share agreement and an inter-company reinsurance program with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The inter-company reinsurance program in place with Employers Mutual covers both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement. Since 2016, the reinsurance program has consisted of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty was approximately $1.7 million in 2017 and $2.0 million in 2016. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty was approximately $3.2 million in both 2017 and 2016. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. Prior to 2016, the reinsurance program with Employers Mutual consisted of a single excess of loss reinsurance agreement. Under the terms of that agreement, the reinsurance subsidiary retained the first $4.0 million of losses per event, and also retained 20 percent of any losses between $4.0 million and $10.0 million and 10 percent of any losses between $10.0 million and $50.0 million. The cost of the excess of loss reinsurance protection, which included reimbursement for the cost of reinsurance protection purchased by Employers Mutual to protect itself from the assumption of excessive losses in the event of a major catastrophe, was calculated as 8.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written, and amounted to $10.8 million in 2015. Losses and settlement expenses ceded to Employers Mutual under these reinsurance programs totaled $16.8 million in 2017, ($467,000) in 2016 and $622,000 in 2015.

In connection with the change in the inter-company reinsurance program in 2016, the reinsurance subsidiary began purchasing additional reinsurance protection (through Employers Mutual) in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program. The net cost of this external reinsurance protection was approximately $5.6 million and $3.5 million in 2017 and 2016, respectively. No recoveries were received from the external parties in 2017 or 2016.
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
Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium rate levels increase and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). At the end of 2013, premium rate level increases were beginning to decline, after increasing consistently during the three previous years. This trend of declining premium rate increases has continued since then through 2017, with 2017 premium rates overall being essentially flat. The outlook for 2018 is that the Company's overall premium rate level will continue to remain relatively steady or increase slightly.
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
The Company closely monitors the activities of state legislatures, the United States Congress and federal and state agencies through its membership in various organizations.  In particular, our trade organizations are working to achieve a nationwide data security and breach standard, to promote accident avoidance and accident prevention technology, to oppose legislative or regulatory changes that weaken the private workers' compensation insurance marketplace, and to prevent the weakening of the consumer-focused state insurance regulatory system.

MANAGEMENT ISSUES AND PERSPECTIVES
Management Changes
On August 30, 2017, an announcement was made that Kevin Hovick, Executive Vice President and Chief Operating Officer, would retire on January 2, 2018. On November 6, 2017, an announcement was made that effective January 2, 2018, Mick Lovell would become Executive Vice President of Operations, and that Scott Jean would become Executive Vice President of Finance and Strategy. The duties and responsibilities of these new positions have been finalized, and the reporting structures of the underlying departments have been established. No new initiatives have resulted from these management changes to date; however, executive management is currently reviewing the operations of the Company, with the intent of identifying changes that could improve the performance of the Company.

Tax reform
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (TCJA) was signed into law. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Company recorded a one-time deferred income tax benefit in connection with the adoption of the TCJA in the fourth quarter. Beginning in 2018, the Company's effective tax rate is expected to be in the mid-teens, compared to the upper twenties in prior years. While this reduction in the effective tax rate is viewed favorably by management, it is currently unknown what impact, if any, this reduction in the corporate tax rate will have on premium rate levels and competition in general. Because of the local market knowledge provided by the Company's sixteen branch offices, management can closely monitor market conditions for any indications of increased competition resulting from the lower tax rate, and can evaluate and respond to such actions in a timely manner.

Equity portfolio market risk
Approximately 14.8 percent of the Company’s investment portfolio is invested in equity securities. Net unrealized investment gains on the equity portfolio totaled approximately $66.2 million at December 31, 2017, which is reflected as accumulated other comprehensive income in the Company’s financial statements and represents $3.09 per share of the Company’s December 31, 2017 book value of $28.14 per share. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management began investing in a limited partnership during the first quarter of 2014 to implement and maintain an equity tail-risk hedging strategy. This hedging strategy is designed to help protect the Company from significant monthly downside price volatility in the equity markets. By maintaining this hedging strategy, management is able to reduce the level of risk contained in the Company’s financial statements without reducing the size of the equity portfolio. While there is a cost associated with this protection, management views this cost similar to the cost of an insurance policy. The cost of the hedging strategy is equal to the decline in the carrying value of the limited partnership that the Company invests in to maintain the strategy, and is reported as a realized investment loss in the Company's financial statements. The decline in the carrying value of the limited partnership primarily reflects the cost of hedging contracts that expired without value during the year, but also includes changes in the value of contracts that were still in effect at year-end.

Premium rate levels
Premium rate level increases have slowed over the past several years due to increased competition resulting from excess capital in the insurance industry. During this time, management has worked diligently with the sixteen branch offices to stress the importance of achieving modest, but consistent, commercial lines rate level increases whenever possible. These efforts have been successful, as the Company has been able to achieve modest rate level increases during the past four years. Premium rate levels for most commercial lines of business are projected to increase moderately on an industry-wide basis in 2018, and management currently expects the Company's overall rate level to remain steady or increase slightly in 2018. Management will continue to work with the branch offices to ensure that all opportunities for additional rate level increases are pursued.

Personal lines operation
Effective January 1, 2016, Personal Lines Operations assumed responsibility for the growth and profitability of personal lines business throughout the country. In connection with this change in oversight, management implemented new personal auto and homeowners products that have been rolled-out in all locations and have been well received by agents and policyholders. Management believes that the overall quality of the personal lines book of business improved during 2017; however, that improvement was overshadowed by an increased level of catastrophe and storm losses. Management continues to closely monitor the performance of the personal lines business, and expects to expand personal lines into additional states in the future to further diversify the exposures of this business.

Commercial auto line of business
The Company, like most of the insurance industry, continues to experience high levels of claims frequency and severity in the commercial auto line of business. The commercial auto line of business represents approximately 25 percent of the property and casualty insurance segment's commercial business; therefore, improving the profitability is a top priority for management. Management continues to devote a significant amount of resources to the intensive, multi-year Accelerate Commercial Auto Profitability project that was implemented in 2016, which has a goal of returning this line of business to profitability by mid-2019. There are indications that the action plans developed by each of the eight teams charged with returning this line of business to profitability are beginning to take effect; however, the actuarially determined ultimate loss and settlement expense ratio projections have not, and will not, be adjusted until there is clear evidence that adequate premium is being charged for the exposures being assumed.

Investing in innovation
Innovation continues to be an important part of the Company's overall strategy and has become entrenched in its operations. The Company simply cannot maintain the status quo and expect to be successful as the pace of change in the insurance industry continues to accelerate. To remain competitive in this quickly changing market and achieve our goal of being a leader in innovation, systems are being upgraded and additional team members with the skills necessary to meet these objectives are being hired. This will result in an increase in the Company's acquisition expense ratio. While a higher acquisition expense ratio is not desirable, management views these expenses as an investment in the Company's future, and expects future results to benefit from these expenditures.

Reserving methodology
During the third quarter of 2016, management implemented a new reserving methodology for the determination of bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, utilizes explicit claim frequency and severity assumptions to establish ultimate loss and settlement expense ratio projections for each line of business and each accident year. This methodology better conforms to industry practices, and provides improved transparency of the drivers of the property and casualty insurance segment's performance.
Over the past eighteen months, management has gained additional insight using this new methodology. As a result, ultimate loss and settlement expense ratio selections have been refined to produce what are believed to be better estimates of expected ultimates than when the methodology change was first implemented. For several lines of business this resulted in a decrease of previously selected ultimate ratios. Accordingly, some portion of the reductions implemented in the ultimate loss and settlement expense ratio selections during 2017 may not represent actual improvement in the performance of the underlying lines of business.
There is an inherent amount of uncertainty involved in the establishment of insurance liabilities. This uncertainty is greatest in the current and more recent accident years because a smaller percentage of the expected ultimate claims have been reported, adjusted and settled compared to more mature accident years. For this reason, the property and casualty insurance segment's carried reserves for these accident years continue to reflect prudently conservative assumptions. As the carried reserves for these accident years run off, the overall expectation is that, more often than not, favorable development will occur. However, with the familiarity gained and the adjustments made under the new reserving methodology, the magnitude of favorable development reported in future periods is expected to be somewhat less than what has been observed in recent periods.

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
Net Premiums Written. Net premiums written is calculated by summing direct premiums written, premiums written assumed from affiliates and nonaffiliates, and then subtracting from that result premiums written ceded to affiliates and nonaffiliates. For the property and casualty insurance segment, premiums written ceded to nonaffiliates is the portion of the direct and assumed premiums written that is transferred to 1) reinsurers in accordance with the terms of the underlying reinsurance contracts, based upon the risks they accept, and 2) state organizations on a mandatory basis in connection with various workers' compensation and assigned risk programs. For the reinsurance segment, premiums written ceded to nonaffiliates reflects reinsurance business that is ceded to other insurance companies in connection with 1) “fronting” activities initiated by Employers Mutual, and 2) amounts ceded to purchase additional reinsurance protection in peak exposure territories. Premiums written ceded to affiliates includes both the cession of the Company’s property and casualty insurance subsidiaries’ direct business to Employers Mutual under the terms of the pooling agreement, and premiums ceded by the Company’s subsidiaries to Employers Mutual under the terms of the inter-company reinsurance programs with Employers Mutual. See note 3 of Notes to Consolidated Financial Statements. Management uses net premiums written to measure the amount of business retained after cessions to reinsurers.
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
Underlying Loss and Settlement Expense Ratio. The underlying loss and settlement expense ratio is a non-GAAP financial measure that represents the loss and settlement expense ratio, excluding the impact of catastrophe and storm losses and development on prior years' reserves. Management uses this ratio as an indicator of the property and casualty insurance segment's underwriting discipline and performance for the current accident year. Management believes this ratio is useful for investors to understand the property and casualty insurance segment's periodic earnings and variability of earnings caused by the unpredictable nature (i.e., the timing and amount) of catastrophe and storm losses and development on prior years' reserves. While this measure is consistent with measures utilized by investors and analysts to evaluate performance, it is not intended as a substitute for the GAAP financial measure of loss and settlement expense ratio. The loss and settlement expense ratio is reconciled to this non-GAAP financial measure under "Results of Operations" below.

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

Loss and settlement expense reserves
Processes and assumptions for establishing loss and settlement expense reserves
In the property and casualty insurance segment, the methodology used to establish direct loss and allocated settlement expense reserves changed in 2016. Beginning in September 2016, estimated ultimate loss and allocated settlement expense amounts for most claims are established by accident year and line of business using standard actuarial techniques. At each reporting date, the amounts to be carried for incurred but not reported (IBNR) loss reserves and allocated settlement expense reserves are determined by subtracting the amounts incurred to date (paid amounts plus case loss reserves carried for reported claims) from the estimated ultimate amounts. Under this methodology, changes in the incurred amounts result in corresponding adjustments to the reserve amounts. Prior to September 2016, case loss reserves (including bulk case loss reserves), IBNR loss reserves and settlement expense reserves were all established independently of each other, and the amounts were added together to determine the total liability for losses and settlement expenses. Under that methodology, adjustments to any of the reserve components did not result in corresponding adjustments to the other reserve components. The implementation of the new reserving methodology did not have a material impact on total carried reserves for the property and casualty insurance segment; however, there was some movement of allocated settlement expense reserves to IBNR loss reserves, and a reallocation of loss and allocated settlement expense reserves by accident year. In connection with this reallocation of reserves by accident year, approximately $5.6 million of IBNR loss and allocated settlement expense reserves were moved from prior accident years to the current accident year in multiple lines of business. This reduction in prior accident years' reserves produced favorable development; however, this development is "mechanical in nature", and did not have any impact on earnings because the total amount of carried reserves did not change.
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
Property and Casualty Insurance Segment
Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2017 and 2016.

	December 31,
($ in thousands) Line of business	2017	2016
Commercial lines:
Automobile	$118,666	$107,328
Property	37,477	36,303
Workers' compensation	156,632	154,435
Liability	173,394	170,580
Other	3,410	2,193
Total commercial lines	489,579	470,839

Personal lines	13,285	15,548
Total property and casualty insurance segment	$502,864	$486,387

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
As previously noted, a new reserving methodology was implemented in 2016. Under this new methodology, ultimate loss and allocated settlement expense amounts expected to be incurred are established by accident year and line of business. The amount of IBNR loss and allocated settlement expense reserves carried at each reporting date is determined by subtracting the amounts incurred to date from the ultimate estimated incurred amounts.
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
As previously noted, one assumption underlying the reserve estimation process is that the inflation trends implicitly built into the historical loss and allocated settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and allocated settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2017 loss and allocated settlement expense reserves to generate estimated annual incremental loss and allocated settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment patterns, and revised incremental loss and settlement expense payments were calculated. This unexpected inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves. The after tax impact on earnings is calculated using the federal corporate tax rate of 35 percent.

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
Personal auto liability	$(65)	to	$66
Commercial auto liability	(1,223)	to	1,248
Auto physical damage	(11)	to	9
Workers' compensation	(4,184)	to	4,752
Other liability	(4,401)	to	4,891
Property	(302)	to	309
Homeowners	(23)	to	23

The Company uses standard actuarial methods to produce estimates of ultimate loss ratios by accident year and line of business. Underlying each selection are explicit assumptions regarding the ultimate claim frequency and severity associated with the selected ultimate ratio. As the assumptions are based on estimates made at a specific point in time, it is likely that the ultimate claim frequency and severity experience, and, therefore, the ultimate loss ratio, will vary upwards or downwards from prior estimates. The expected variation will be greater for less mature accident years, and decreases as each accident year ages. This uncertainty is reflected in the unpaid loss estimates underlying the selected estimated ultimate loss ratios, which produce the carried loss reserves. Assuming the unpaid loss estimates are unbiased, the cumulative impact on the Company's results of operations of a one percent variance in the associated carried loss reserves over the lifetime of the underlying claims is shown below. A variance in carried loss reserves would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A one percent variance in the unpaid loss estimates underlying the selected ultimate loss ratio estimates is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried loss reserves. The after tax impact on earnings is calculated using the federal corporate tax rate of 35 percent.

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in loss reserves
Personal auto liability	$(46)	to	$47
Commercial auto liability	(647)	to	660
Auto physical damage	(6)	to	6
Workers' compensation	(806)	to	823
Other liability	(801)	to	817
Property	(237)	to	242
Homeowners	(25)	to	25

Similar to the loss reserving process, the Company uses standard actuarial methods to produce estimates of ultimate ratios by accident year and line of business for allocated settlement expenses. Underlying each selection are explicit assumptions regarding the ultimate claim frequency and settlement expense severity associated with the selected estimated ultimate ratio. As the assumptions are based on estimates made at a specific point in time, it is likely that the ultimate allocated settlement expense ratios will vary upwards or downwards from prior estimates. The expected variation will be greater for less mature accident years, and decreases as each accident year ages. This uncertainty is reflected in the unpaid allocated settlement expense estimates underlying the selected estimated ultimate ratios, which produce the carried allocated settlement expense reserves. Assuming the unpaid allocated settlement expense estimates are unbiased, the cumulative impact on the Company's results of operations of a one percent variance in the associated allocated settlement expense reserves over the lifetime of the underlying claims is shown below. A variance in carried allocated settlement expense reserves would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A one percent variance in the unpaid allocated settlement expense estimates underlying the selected estimated ultimate allocated settlement expense ratios is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried allocated settlement expense reserves. The after tax impact on earnings is calculated using the federal corporate tax rate of 35 percent.

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in allocated settlement expense reserves
Personal auto liability	$(6)	to	$6
Commercial auto liability	(72)	to	73
Auto physical damage	(2)	to	2
Workers' compensation	(84)	to	85
Other liability	(313)	to	319
Property	(32)	to	33
Homeowners	(2)	to	2

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
The property and casualty insurance subsidiaries have exposure to asbestos and environmental claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The loss and settlement expense reserves associated with asbestos claims have been increased each year for the last several years due to continued reporting of new claims at a rate not previously anticipated, as well as updated internal ultimate loss and settlement expense evaluations. During 2017, a settlement was reached with a former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder, and loss and settlement expense reserves for asbestos claims were also strengthened approximately $900,000.
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

Reinsurance Segment
Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2017 and 2016.

	December 31,
($ in thousands) Line of business	2017	2016
Pro rata reinsurance	$58,087	$60,412
Excess of loss reinsurance	171,661	143,733
Total reinsurance segment	$229,748	$204,145

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
At December 31, 2017, the carried reserves for HORAD and MRB combined were in the upper third of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.
At December 31, 2017, there was no backlog in the processing of assumed reinsurance information. Approximately $151.9 million, or 66 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess of loss contracts. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.
Carried reserves established in addition to those reported by the ceding companies totaled approximately $77.8 million at December 31, 2017. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for a negative bulk IBNR loss reserve established by Employers Mutual's actuaries in 2016 and 2015, and a small IBNR loss reserve generally established to cover a one-month lag in reporting, the MRB IBNR loss reserve is established by the management of MRB. Employers Mutual rarely records additional case loss reserves.
Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $103.1 million and $98.4 million at December 31, 2017 and 2016, respectively, and accounted for approximately 45 percent and 48 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2017 would equate to $3.3 million, net of tax, which represents 8.3 percent of the net income reported for 2017 and 0.5 percent of stockholders’ equity.

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
The after-tax impact on the Company’s earnings, calculated using the federal corporate tax rate of 35 percent, under each scenario is as follows:

	Reinsurance segment
($ in thousands)	MRB			HORAD
(1) One percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(102)	to	$104	$(1,465)	to	$1,494

(2) One percent variance in the implicit annual claims inflation rate	(503)	to	555	(3,790)	to	4,160

(3) One percent variance in IBNR losses from the level anticipated in the loss projection factors	(80)	to	80	(775)	to	775

(4) One percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(65)	to	65	(956)	to	956

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

Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2017.
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
Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the pool participants are defending approximately 1,872 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Claims activity associated with eight policyholders dominates the pool participants’ asbestos claims, representing an aggregate 1,798 lawsuits. Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are often dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2017, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $12.5 million (mostly settlement expenses). The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Settlement expense payments associated with this former policyholder have increased significantly since 2008 and have been a driver behind recent reserve increases. The primary cause of this increase in paid settlement expenses is the retention of a national coordinating counsel in 2008 due to this former policyholder’s exposure in numerous jurisdictions. The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. Approximately 692 asbestos exposure claims associated with this former policyholder remain open. During 2017, a settlement was reached with another former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure.
The pool participants are defending approximately 25 claim files because of lawsuits alleging “silica” exposure in Mississippi, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis). Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.
The plaintiffs in the silicosis lawsuits are sandblasters, gravel and concrete workers, ceramic workers and road construction workers. All these lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods because many silica lawsuits, like asbestos lawsuits, do not specifically allege dates of exposure or dates of injury. The pool participants’ policyholder (a sand and gravel hauler) that has been named as defendant in these silica lawsuits has had little or no exposure, and is routinely dismissed from silica litigation with nominal or no payment.
Since 2004, the pool participants have included a “pneumoconiosis dust” exclusion to their commercial lines liability policies in most jurisdictions where such action was warranted. This exclusion precludes liability coverage due to “mixed dust” pneumoconiosis, pleural plaques, pleural effusion, mesothelioma, lung cancer, emphysema, bronchitis, tuberculosis or pleural thickening, or other pneumoconiosis-related ailments such as arthritis, cancer (other than lung), lupus, heart, kidney or gallbladder disease. “Mixed dust” includes dusts composed of asbestos, silica, fiberglass, coal, cement, or various other elements. It is anticipated that this mixed dust exclusion will further limit the pool participants’ exposure in silica claims, and may be broad enough to limit exposure in other dust claims.

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
The Company’s exposure to asbestos and environmental claims through assumed reinsurance is limited due to the fact that the Company’s reinsurance subsidiary entered into the reinsurance marketplace in the early 1980’s, after much attention had already been brought to these issues.
At December 31, 2017, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $11.7 million, which represents 1.6 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $4.5 million of case loss reserves, $4.3 million of IBNR loss reserves and $2.9 million of bulk settlement expense reserves. Ceded reinsurance on these reserves totaled $290,000. Loss and settlement expense reserves were strengthened approximately $900,000 in 2017 because of deterioration in the implied survival ratio.
The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the pool participants’ manufacturing clients, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2017, 42 of these claims were reported to the pool participants.
The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors. Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. Newly reported construction defect claims numbered 463, 374 and 338 in 2017, 2016 and 2015, respectively, and produced incurred losses and paid settlement expenses of approximately $4.8 million, $3.6 million and $3.2 million in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $6.4 million in 2017. At December 31, 2017, the Company carried case loss reserves of approximately $7.4 million on 427 open construction defect claims.
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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2017, 2016 and 2015:

	Property and casualty insurance segment			Reinsurance segment
($ in thousands)	Case	IBNR	Settlement expense	Case	IBNR	Settlement expense
Reserves at:
December 31, 2017
Asbestos	$4,161	$3,203	$2,577	$118	$214	$—
Environmental	182	268	280	58	606	—
Products[1]	9,133	5,337	14,666	—	—	—
Casualty excess[2]	—	—	—	38,950	47,178	3,953
December 31, 2016
Asbestos	$5,075	$3,566	$2,828	$125	$234	$—
Environmental	178	377	292	60	607	—
Products[1]	9,209	5,673	7,912	—	—	—
Casualty excess[2]	—	—	—	35,482	44,701	3,697
December 31, 2015
Asbestos	$4,360	$3,015	$2,193	$136	$250	$—
Environmental	91	446	320	46	640	—
Products[1]	7,872	6,680	9,119	—	—	—
Casualty excess[2]	—	—	—	30,142	48,350	3,029

Paid during:
2017
Asbestos	$1,252		$5,412	$25		$1
Environmental	9		10	2		—
Products[1]	2,840		6,856	—		—
Casualty excess[2]	—		—	14,136		1,890
2016
Asbestos	$605		$986	$24		$3
Environmental	(8)		28	20		—
Products[1]	1,651		2,509	—		—
Casualty excess[2]	—		—	13,479		1,913
2015
Asbestos	$1,477		$887	$19		$8
Environmental	—		30	52		—
Products[1]	2,744		2,138	—		—
Casualty excess[2]	—		—	8,681		2,077
1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2017, 2016 and 2015:

	Asbestos	Environmental	Products
2017
Open claims at year-end	1,691	10	1,474
Reported	537	7	589
Disposed	989	3	556

2016
Open claims at year-end	2,143	6	1,441
Reported	475	6	635
Disposed	474	4	674

2015
Open claims at year-end	2,142	4	1,480
Reported	480	1	594
Disposed	2,605	—	628

Variability of loss and settlement expense reserves
During each quarter an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves as of the preceding quarter-end. All reserves are reviewed with the exception of reserves for involuntary workers’ compensation pools, which are set by the National Council on Compensation Insurance (NCCI) and are assumed to be adequate (the impact of potential variability of this segment on overall reserve adequacy is considered immaterial). Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2017 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance. The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance, and contain a small number of adjustments from the statutory-basis amounts presented here. The last two columns display the estimated after-tax impact on earnings, calculated using the federal corporate tax rate of 35 percent, if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
($ in thousands)	High	Low	Carried	Reserves at high	Reserves at low
Property and casualty insurance segment	$504,479	$439,243	$483,175	$(13,848)	$28,556
Reinsurance segment	232,695	191,124	220,612	(7,854)	19,167
	$737,174	$630,367	$703,787	$(21,702)	$47,723

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At December 31, 2017 and 2016, the Company had no securities priced solely from broker quotes.
Essentially all securities in the Company’s investment portfolios have transparent pricing. All equity securities (with two exceptions) are traded on national exchanges with observable prices. Fixed maturity securities are typically high quality, liquid issues with daily pricing from the Company’s independent pricing source. Prices are validated through a variety of techniques. When performing these validations, the Company uses graduated tolerance levels for determining exceptions. Equity securities and U.S. treasury and government-sponsored agency fixed maturity securities have the highest transparency in pricing, and therefore have the smallest tolerance levels for variance. These are followed by (in order of decreasing transparency/increasing tolerance levels) municipal, corporate, high-yield and finally mortgage-backed fixed maturity securities. The validations performed include:

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

Deferred policy acquisition costs and related amortization
Acquisition costs, consisting of commissions, premium taxes, and salary and benefit expenses of employees directly involved in the underwriting of insurance policies that are successfully issued, are deferred and amortized to expense as premium revenue is recognized. Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The methodology followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned. The anticipated losses and settlement expenses are based on the segment’s projected loss and settlement expense ratios for the next twelve months, which include provisions for anticipated catastrophe and storm losses based on historical results adjusted for recent trends. Utilizing these projections, deferred policy acquisition costs for the property and casualty insurance segment and the reinsurance segment were not subject to limitation at December 31, 2017. Based on an analysis performed by management, the actuarial projections of the expected loss and settlement expense ratios for the next twelve months would have needed to increase 19.9 percentage points in the property and casualty insurance segment and 6.3 percentage points in the reinsurance segment before deferred policy acquisition costs would have been subject to limitation. Such increases in the expected loss and settlement expense ratios would likely be driven by many factors, including higher provisions for anticipated catastrophe and storm losses.

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

Benefit Plans
Employers Mutual sponsors two defined benefit pension plans (a qualified plan and a non-qualified supplemental plan) and two postretirement benefit plans that provide certain health reimbursement arrangement (HRA) and life insurance benefits for eligible retired employees. Although the Company has no employees of its own, it is responsible for its share of the expenses and related prepaid assets and liabilities of these plans, as determined under the terms of the pooling agreement and the cost allocation methodologies applicable to its subsidiaries that do not participate in the pooling agreement.
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
The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension benefit obligation valuations at December 31, 2017, 2016 and 2015 were 3.60 percent, 4.07 percent and 3.90 percent, respectively. The discount rates used in the postretirement benefit obligation valuations at December 31, 2017, 2016 and 2015 were 3.63 percent, 4.21 percent and 4.42 percent, respectively. The discount rates used in the pension and postretirement benefit obligation valuations are also used in the calculation of the net periodic benefit costs for the subsequent year. A 0.25 percentage point decrease in the discount rates used in the 2017 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2018 by approximately $132,000. Conversely, a 0.25 percentage point increase in the 2017 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2018 by approximately $13,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the calculation of the net periodic pension benefit costs for the years ended December 31, 2017 and 2016 was 7.00 percent and 7.00 percent, respectively. The expected long-term rate of return on plan assets used in the calculation of the net periodic postretirement benefit costs for the years ended December 31, 2017 and 2016 was 6.50 percent and 6.50 percent, respectively. The expected rate of return on plan assets to be used in the calculation of the 2018 net periodic benefit costs for the pension and postretirement benefit plans will be 7.00 percent and 6.50 percent, respectively. The actual rate of return earned on plan assets during 2017 was approximately 18 percent for the pension plan and 15 percent for the postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the expected long-term rate of return assumption for 2018 would change the Company’s net periodic pension and postretirement benefit costs by approximately $312,000. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2017, all of the benefit plans, other than the qualified pension plan, had accumulated actuarial losses in excess of the corridor that will be partially amortized into expense in 2018. The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2018 amounts to $410,000. Prior service credits for plan amendments are also contained in the valuations, and are amortized into income over the future service periods of the participants. As of December 31, 2017, the postretirement benefit plans have prior service credits that are being amortized into income in future periods. The prior service credit being amortized into income during 2018 is $3.2 million.
In accordance with GAAP, the funded status of defined benefit pension and other postretirement plans is recognized as an asset or liability on the balance sheet. Changes in the funded status of the plans are recognized through other comprehensive income.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three years ended December 31, 2017 are as follows:

	Year ended December 31,
($ in thousands)	2017	2016	2015
Property and casualty insurance
Premiums earned	$472,369	$456,467	$447,197
Losses and settlement expenses	302,973	294,369	291,883
Acquisition and other expenses	161,477	158,756	147,360
Underwriting profit	$7,919	$3,342	$7,954

GAAP ratios:
Loss and settlement expense ratio	64.1%	64.5%	65.3%
Acquisition expense ratio	34.2%	34.8%	32.9%
Combined ratio	98.3%	99.3%	98.2%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	64.1%	64.5%	65.3%
Catastrophe and storm losses	(6.3)%	(7.7)%	(6.6)%
Favorable development on prior years' reserves	3.3%	5.4%	3.0%
Underlying loss and settlement expense ratio	61.1%	62.2%	61.7%

Favorable development on prior years' reserves[2]	$(15,735)	$(24,421)	$(13,416)

Catastrophe and storm losses	$29,587	$35,299	$29,609
1 Underlying loss and settlement expense ratio: The loss and settlement expense ratio is the ratio (expressed as a percentage) of losses and settlement expenses incurred to premiums earned, which management uses as a measure of underwriting profitability of the Company’s property and casualty insurance business. The underlying loss and settlement expense ratio is a non-GAAP financial measure which represents the loss and settlement expense ratio, excluding the impact of catastrophe and storm losses and development on prior years’ reserves. Management uses this ratio as an indicator of the property and casualty insurance segment’s underwriting discipline and performance for the current accident year. Management believes this ratio is useful for investors to understand the property and casualty insurance segment’s periodic earnings and variability of earnings caused by the unpredictable nature (i.e., the timing and amount) of catastrophe and storm losses and development on prior years’ reserves. While this measure is consistent with measures utilized by investors and analysts to evaluate performance, it is not intended as a substitute for the GAAP financial measure of loss and settlement expense ratio.
2 During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and provides increased transparency of the drivers of the property and casualty insurance segment's performance. In connection with this change in reserving methodology, there was a reallocation of IBNR loss reserves and allocated settlement expense reserves from prior accident years to the current accident year in multiple lines of business. This resulted in the movement of approximately $5.6 million of reserves from prior accident years to the current accident year that is technically reportable as favorable development; however, this development is "mechanical in nature" and did not have an impact on earnings because the total amount of carried reserves did not change. During 2015, revisions to the accident year allocation factors used in the prior reserving methodology produced $423,000 of favorable development that was also "mechanical in nature". These "mechanical" development amounts have been excluded from the favorable development amounts presented for 2016 and 2015 to improve comparability.

	Year ended December 31,
($ in thousands)	2017	2016	2015
Reinsurance
Premiums earned	$134,789	$135,941	$123,069
Losses and settlement expenses	118,996	92,528	78,853
Acquisition and other expenses	31,849	33,059	30,947
Underwriting profit (loss)	$(16,056)	$10,354	$13,269

GAAP ratios:
Loss and settlement expense ratio	88.3%	68.1%	64.1%
Acquisition expense ratio	23.6%	24.3%	25.1%
Combined ratio	111.9%	92.4%	89.2%

Favorable development on prior years' reserves[2]	$(3,884)	$(10,928)	$(22,316)

Catastrophe and storm losses	$30,230	$12,608	$14,765
2 During 2015, a reallocation of reserves from the current accident year to prior accident years on a two-year contract produced $1.0 million of adverse development that is "mechanical in nature" and had no impact on earnings. This development amount has been excluded from the favorable development amount presented for 2015 to improve comparability.

	Year ended December 31,
($ in thousands, except per share amounts)	2017	2016	2015
Consolidated
REVENUES
Premiums earned	$607,158	$592,408	$570,266
Net investment income	45,479	47,490	45,582
Realized investment gains	6,556	4,074	6,153
Other income (loss)	(348)	1,011	1,725
	658,845	644,983	623,726
LOSSES AND EXPENSES
Losses and settlement expenses	421,969	386,897	370,736
Acquisition and other expenses	193,326	191,815	178,307
Interest expense	337	337	337
Other expense	3,397	2,727	2,690
	619,029	581,776	552,070

Income before income tax expense	39,816	63,207	71,656
Income tax expense	578	17,004	21,494
Net income	$39,238	$46,203	$50,162

Net income per share	$1.84	$2.20	$2.43

GAAP ratios:
Loss and settlement expense ratio	69.5%	65.3%	65.0%
Acquisition expense ratio	31.8%	32.4%	31.3%
Combined ratio	101.3%	97.7%	96.3%

Favorable development on prior years' reserves[2]	$(19,619)	$(35,349)	$(35,732)

Catastrophe and storm losses	$59,817	$47,907	$44,374
2 See notes above regarding adjustments made to the development amounts presented for the property and casualty insurance segment and the reinsurance segment in 2016 and 2015.

Year ended December 31, 2017 compared to year ended December 31, 2016
The Company reported net income of $39.2 million ($1.84 per share) in 2017 compared to $46.2 million ($2.20 per share) in 2016.  Net income declined in 2017 despite a one-time $9.1 million deferred income tax benefit resulting from the enactment of the TCJA. This decline is primarily attributed to a large amount of catastrophe and storm losses incurred by the reinsurance segment during the third quarter, as well as a reduction in the amount of favorable development experienced on prior years' reserves. Considering the extraordinary amount of catastrophe and storm losses incurred by the insurance industry during 2017, management is satisfied with the Company's results. The property and casualty insurance segment continued to perform well, as the underlying loss and settlement expense ratio improved during the second half of the year. Also encouraging is the recent improvement in the pricing environment in the property and casualty insurance segment and the reinsurance segment during the January 1, 2018 renewals.
The TCJA was signed into law on December 22, 2017. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Companies are required to calculate deferred income taxes using tax rates expected to be in effect when tax timing differences reverse, which, as of December 22, is now 21 percent rather than the previous 35 percent. The Company was in a net deferred tax liability position on the date of enactment, which means that the reduction in the tax rate resulted in a lower deferred tax liability. In accordance with GAAP, this reduction in the deferred tax liability, which is reflected as a deferred income tax benefit, was recognized in net income in the fourth quarter.

Because the change in the deferred tax liability was recognized in net income, the amounts contained in the accumulated other comprehensive income line in stockholders' equity continued to reflect deferred income taxes at the previous 35 percent tax rate (commonly referred to as "stranded tax effects"). In February 2018, the Financial Accounting Standards Board issued updated guidance to allow a reclassification to be made from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the enactment of the TCJA. The Company adopted this guidance in 2017, and transfered the stranded tax effects in accumulated other comprehensive income to retained earnings. The consolidated balance sheet that was included in the Company's February 8, 2018 earnings release announcing 2017 results did not reflect this reclassification, as it was not permitted at that time.
Premiums earned, losses and settlement expenses incurred, and the corresponding loss and settlement expense ratios, by line of business for each segment and on a consolidated basis, for the two years ended December 31, 2017 are as follows:

	Year ended December 31,
	2017			2016
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$118,224	$100,915	85.4%	$110,941	$93,364	84.2%
Property	108,162	59,638	55.1%	105,012	64,509	61.4%
Workers' compensation	100,552	57,332	57.0%	96,517	51,371	53.2%
Other liability	98,674	56,021	56.8%	96,630	56,738	58.7%
Other	8,719	1,655	19.0%	8,374	(12)	(0.1)%
Total commercial lines	434,331	275,561	63.4%	417,474	265,970	63.7%
Personal lines	38,038	27,412	72.1%	38,993	28,399	72.8%
Total property and casualty insurance	$472,369	$302,973	64.1%	$456,467	$294,369	64.5%

Reinsurance
Pro rata reinsurance	$44,636	$29,862	66.9%	$56,317	$31,498	55.9%
Excess of loss reinsurance	90,153	89,134	98.9%	79,624	61,030	76.6%
Total reinsurance	$134,789	$118,996	88.3%	$135,941	$92,528	68.1%

Consolidated	$607,158	$421,969	69.5%	$592,408	$386,897	65.3%

Premium income
Premiums earned increased 2.5 percent to $607.2 million in 2017 from $592.4 million in 2016. Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, there were some indications of moderate rate level improvement during the fourth quarter. Average rate level increases were slightly positive for the year in the property and casualty insurance segment, with variances by line of business. In the reinsurance segment, rate levels stabilized somewhat during the January 1, 2017 renewal season, when approximately 70 percent of the business renews, after several years of continuous declines. The lines of business experiencing the greatest profitability challenges in the property and casualty insurance segment, namely commercial auto and personal lines, are currently receiving larger (mid-single digit) rate increases. During the January 1, 2018 renewal season, moderate price increases were achieved on most of the reinsurance segment's property per risk and catastrophe programs.

Premiums earned for the property and casualty insurance segment increased 3.5 percent to $472.4 million in 2017 from $456.5 million in 2016.  This increase is primarily attributed to new business in both commercial and personal lines of business, growth in insured exposures and an increase in retained policies in the commercial lines of business. New business premium (representing 15 percent of the pool participants’ direct premiums written) was approximately 15 percent higher than in 2016. Commercial lines new business continues to be in the desired range of growth, and accounted for most of the increase in total new business premium. Personal lines new business premium was up significantly, but is measured against a relatively small amount of new business premium in 2016. While management continues to seek growth in most territories, it is particularly focused on achieving growth outside of the core Midwest market, which will help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately five percent during 2017. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business in a few states, the overall rate change on renewal business was positive, but less than one percent. Rates are expected to continue to be mixed in 2018, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to be flat or increase slightly. The overall policy retention rate remained strong during 2017 at 85.8 percent (commercial lines at 86.9 percent and personal lines at 83.7 percent). These retention rates approximate those reported at the end of 2016.
Premiums earned for the reinsurance segment decreased 0.8 percent to $134.8 million in 2017 from $135.9 million in 2016. This decrease is primarily attributed to MRB's withdrawal from non-standard automobile business, but also reflects a decline in some casualty business that converted from a pro rata structure in 2016 to an excess of loss structure in 2017. However, the addition of some new business and growth on some existing accounts largely offset those declines. Underwriting capacity remained strong during the January 1, 2018 renewal season, despite the unusually large amount of catastrophe and storm losses incurred by the reinsurance industry in 2017. As a result, reinsurance rate levels only increased moderately for those lines and territories most affected by the 2017 events (property per risk and catastrophe programs), and remained stable in most segments of the market not affected by the 2017 events. Rate levels for international business were also stable, with renewal rates largely flat or up slightly.

Losses and settlement expenses
Losses and settlement expenses increased 9.1 percent to $422.0 million in 2017 from $386.9 million in 2016, and the loss and settlement expense ratio increased to 69.5 percent in 2017 from 65.3 percent in 2016.  Higher catastrophe and storm losses in the reinsurance segment (including a record amount during the third quarter of 2017), along with a decline in favorable development on prior years' reserves, were the primary drivers of the increase in the ratio. These increases were partially offset by an improvement in the property and casualty insurance segment's underlying loss and settlement expense ratio. Fourth quarter catastrophe and storm losses in the reinsurance segment, which primarily resulted from the California wildfires, were mitigated by the inter-company reinsurance program with Employers Mutual. Since the retention amount under the annual aggregate treaty was filled during the third quarter, the reinsurance segment only retained 20 percent of the fourth quarter wildfire losses. The inter-company reinsurance programs implemented in 2016 have performed as expected, and have reduced the volatility of the Company's quarterly earnings. The actuarial analysis of the Company’s carried reserves at December 31, 2017 indicates that they are in the upper third of the range of reasonable reserves.
The loss and settlement expense ratio for the property and casualty insurance segment decreased to 64.1 percent in 2017 from 64.5 percent in 2016.  Lower catastrophe and storm losses and an improvement in the underlying loss and settlement expense ratio were the primary drivers of the decline in the loss and settlement expense ratio. Catastrophe and storm losses, net of the amounts ceded to Employers Mutual under the inter-company reinsurance program, accounted for 6.3 percentage points of the loss and settlement expense ratio in 2017, compared to 7.7 percentage points in 2016. The property and casualty insurance subsidiaries ceded $19.2 million of catastrophe and storm losses to Employers Mutual under the inter-company reinsurance program in 2017, compared to $7.5 million in 2016. Taking the loss recoveries and the premiums paid to Employers Mutual into consideration, the inter-company reinsurance program reduced the property and casualty insurance segment's loss and settlement expense ratios by 3.1 and 0.5 percentage points for the years ended December 31, 2017 and 2016, respectively. The inter-company reinsurance program has been renewed for 2018. The only change is a $2 million increase in the retention amount under the treaty covering the first half of the year (from $20.0 million to $22.0 million). The cost of the program will remain at $7.4 million. The underlying loss and settlement expense ratio improved during the second half of 2017, primarily reflecting reductions in the current accident year ultimate loss and settlement expense ratio projections in the commercial property and other liability lines of business. The commercial auto and personal lines of business, which posted loss and settlement expense ratios of 85.4 percent and 72.1 percent, respectively, in 2017, continue to under perform. Management continues to devote a significant amount of time and effort to the initiatives that have been undertaken to improve the performance of these lines of business, including rate increases and more selective risk selection.

Favorable development on the property and casualty insurance segment's prior years' reserves totaled $15.7 million and $24.4 million in 2017 and 2016, respectively. Included in the development amount reported for 2017 is $4.5 million of adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured. Under the new reserving methodology implemented in the third quarter of 2016, development on prior accident years' reserves is determined primarily by changes in the prior accident years' ultimate loss and settlement expense ratio projections established by management. As a result, the explicit drivers of development on prior years' reserves are identifiable beginning in 2017. Due to additional insights gained and the adjustments made under the new reserving methodology during 2017, the magnitude of favorable development reported in future periods is expected to be somewhat less than what has been observed in recent periods. For a detailed discussion of the development experienced on prior accident years’ reserves during 2017 and 2016, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item 1 of this Form 10-K.
The loss and settlement expense ratio for the reinsurance segment increased to 88.3 percent in 2017 from 68.1 percent in 2016.  The large increase is primarily due to a significant increase in catastrophe and storm losses, which accounted for 22.4 percentage points of the loss and settlement expense ratio in 2017 compared to just 9.3 percentage points in 2016. Gross losses from Hurricanes Harvey, Irma and Maria are currently estimated to be approximately $9.0 million, $7.0 million and $3.5 million, respectively, and the aggregate losses from the California wildfires are estimated at approximately $9.5 million. The reinsurance subsidiary ceded $16.8 million and ($467,000) of catastrophe and storm losses to Employers Mutual under the inter-company reinsurance program in 2017 and 2016, respectively. Taking the loss recoveries and the premiums paid to Employers Mutual into consideration, the inter-company reinsurance program reduced the reinsurance segment's loss and settlement expense ratio by 9.0 percentage points for the year ended December 31, 2017, but increased it by 2.8 percentage points in 2016. The inter-company reinsurance program has been renewed for 2018. The only change is a $400,000 increase in the cost of the program.
Aside from catastrophe and storm losses, the remaining increase in the reinsurance segment's loss and settlement expense ratio is due to a decline in favorable development on prior years' reserves. It is expected that future development will still be favorable, but less so than what has been observed in the recent past, and closer to neutral. For a detailed discussion of the development experienced on prior accident years’ reserves during 2017 and 2016, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item 1 of this Form 10-K.

Acquisition and other expenses
Acquisition and other expenses increased 0.8 percent to $193.3 million in 2017 from $191.8 million in 2016.  The acquisition expense ratio decreased to 31.8 percent in 2017 from 32.4 percent in 2016.  Both segments contributed to the decrease in this ratio. Acquisition and other expenses reported for both years include net periodic postretirement benefit income resulting from the amortization of a large prior service credit that resulted from an amendment of Employers Mutual's postretirement medical plan in the fourth quarter of 2013. This prior service credit was recognized in accumulated other comprehensive income in the fourth quarter of 2013, and is being amortized out of accumulated other comprehensive income and into net income over a period of 10 years. To remain competitive in the quickly changing insurance market and achieve management's goal of being a leader in innovation, upgrades are being made to the Company's systems and additional team members with the skills necessary to meet these objectives are being hired. As a result, the Company's acquisition expense ratio is projected to increase in 2018.
The acquisition expense ratio for the property and casualty insurance segment decreased to 34.2 percent in 2017 from 34.8 percent in 2016.  This decrease is primarily attributed to a decline in policyholder dividend expense, largely from a couple of the pool participants' safety dividend groups. Partially offsetting the decrease were higher expenses for agents' contingent commissions, data analytics initiatives, and salaries.
The acquisition expense ratio for the reinsurance segment decreased to 23.6 percent in 2017 from 24.3 percent in 2016.  This decrease reflects a shift in the mix of business towards excess of loss contracts from pro rata contracts, as pro rata contracts typically have higher commission rates. The decrease also reflects declines in salary and benefit expenses (inclusive of bonuses) and contingent commissions.

Investment results
Net investment income decreased 4.2 percent to $45.5 million in 2017 from $47.5 million in 2016.  The decrease primarily reflects a lower book yield in the fixed maturity portfolio and a decline in dividend income. Current interest rate levels remain below the average book yield of the fixed maturity portfolio, and will therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly over the past year, coming in at 3.7 percent at December 31, 2017 compared to 3.8 percent at December 31, 2016 and 3.9 percent at December 31, 2015.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, also declined slightly to 5.0 at December 31, 2017 from 5.2 at December 31, 2016. The Company’s equity portfolio produced dividend income of $6.0 million in 2017, compared to $6.9 million in 2016.
The Company reported net realized investment gains of $6.6 million in 2017, compared to $4.1 million in 2016.  Included in these amounts are losses of $6.3 million in both 2017 and 2016 from declines in the carrying value of a limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). The Company recognized "other-than-temporary" impairment losses of $1.1 million and $1.3 million during 2017 and 2016, respectively. With the exception of a $209,000 impairment loss recorded in 2016 on a new investment that conveys investment tax credits (included in other long-term investments), these impairment losses were recognized on securities held in the Company's equity portfolio.

Other income (loss)
Included in other income (loss) are foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange losses of $1.6 million in 2017 compared to gains of $356,000 in 2016.

Income tax
Income tax expense decreased 96.6 percent to $578,000 in 2017 from $17.0 million in 2016.  As noted above, the TCJA was signed into law on December 22, 2017, lowering the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Companies are required to calculate deferred taxes using tax rates expected to be in effect when tax timing differences reverse, which, as of December 22, 2017, is now 21 percent rather than the previous 35 percent. The Company was in a net deferred tax liability position on the date of enactment, which means that the reduction in the tax rate resulted in a lower deferred tax liability. This reduction in the deferred tax liability ($9.1 million) is reflected as a deferred income tax benefit in the fourth quarter. Including this deferred income tax benefit, the effective tax rate for 2017 was 1.5 percent, and is expected to be in the mid-teens in future years compared to the upper twenties historically. Excluding this deferred income tax benefit, the effective tax rate for 2017 was 24.2 percent, compared to 26.9 percent in 2016. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent are tax-exempt interest income earned, the dividends received deduction, and, especially in 2016, investment tax credits recognized from renewable energy tax credit investments ($672,000 in 2017 and $1.4 million in 2016).

Year ended December 31, 2016 compared to year ended December 31, 2015
The Company reported net income of $46.2 million ($2.20 per share) in 2016 compared to $50.2 million ($2.43 per share) in 2015.  The decrease in net income was primarily due to declines in underwriting profitability and realized investment gains.

Premiums earned, losses and settlement expenses incurred, and the corresponding loss and settlement expense ratios, by line of business for each segment and on a consolidated basis, for the two years ended December 31, 2016 are as follows:

	Year ended December 31,
	2016			2015
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$110,941	$93,364	84.2%	$105,904	$86,134	81.3%
Property	105,012	64,509	61.4%	104,303	65,806	63.1%
Workers' compensation	96,517	51,371	53.2%	92,828	57,803	62.3%
Other liability	96,630	56,738	58.7%	92,665	48,399	52.2%
Other	8,374	(12)	(0.1)%	8,079	854	10.6%
Total commercial lines	417,474	265,970	63.7%	403,779	258,996	64.1%
Personal lines	38,993	28,399	72.8%	43,418	32,887	75.7%
Total property and casualty insurance	$456,467	$294,369	64.5%	$447,197	$291,883	65.3%

Reinsurance
Pro rata reinsurance	$56,317	$31,498	55.9%	$47,421	$29,433	62.1%
Excess of loss reinsurance	79,624	61,030	76.6%	75,648	49,420	65.3%
Total reinsurance	$135,941	$92,528	68.1%	$123,069	$78,853	64.1%

Consolidated	$592,408	$386,897	65.3%	$570,266	$370,736	65.0%

Premium income
Premiums earned increased 3.9 percent to $592.4 million in 2016 from $570.3 million in 2015.  Despite increasingly competitive market conditions, both segments reported an increase in premium income. Rate levels for both segments continued to be constrained by a high level of competition, especially for quality accounts with good loss experience. Average rate level increases were just slightly positive in the property and casualty insurance segment in 2016, while the reinsurance segment continued to experience pricing pressure during the January 1, 2016 renewal season, when approximately 70 percent of its business renewed; however, the deterioration in pricing did slow considerably from that experienced in 2015. On an overall basis, the new and revised inter-company reinsurance programs between the Company's insurance segments and Employers Mutual reduced premiums earned by $5.6 million in 2016. For 2017, the cost the inter-company reinsurance programs would decline by $730,000.

Premiums earned for the property and casualty insurance segment increased 2.1 percent to $456.5 million in 2016 from $447.2 million in 2015.  The premium amount for 2016 reflects $7.8 million ceded to Employers Mutual for the cost of the new inter-company reinsurance program. Excluding this amount, premiums earned increased 3.8 percent, primarily due to growth in insured exposures, new business, and small rate level increases on renewal business. New business premium (representing 14 percent of the pool participants’ direct written premiums) was approximately ten percent higher than in 2015. Commercial lines accounted for most of the increase in new business premium; however, personal lines also reported an increase in new business premium after several years of declining premium. Commercial lines new business continued to be in the desired range of growth, and management was encouraged by the reversal in personal lines, which experienced an approximate 36 percent increase in new business premium. This large increase was based on a relatively small amount of new business premium in 2015; however, it did reflect agents' and policyholders' satisfaction with the new products that were rolled out during 2016. While management continued to seek growth in most territories, it was particularly focused on achieving the strongest growth outside of the core Midwest market, which would help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately three percent during 2016. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business in a few states, the overall rate change on renewal business remained positive, but was less than one percent. Rates were expected to be mixed in 2017, with the largest rate increases expected in the troubled commercial auto line of business. Rate decreases were expected in the workers' compensation and general liability lines of business, and rates on most other lines of business were expected to be flat or increase slightly. During 2016, the overall policy retention rate remained strong at 86.8 percent (commercial lines at 87.0 percent and personal lines at 84.6 percent). These retention rates approximated those reported at the end of 2015.
Premiums earned for the reinsurance segment increased 10.5 percent to $135.9 million in 2016 from $123.1 million in 2015. This increase reflected a $2.3 million reduction in the total cost of the revised inter-company reinsurance program with Employers Mutual. For purposes of this comparison, the total cost of the 2016 reinsurance program included the premium paid to Employers Mutual ($5.1 million), as well as the cost of additional reinsurance protection purchased from external parties to provide increased protection in peak exposure territories. During 2015, the premium paid to Employers Mutual ($10.8 million, or 8 percent of total assumed reinsurance premiums written) included the cost of reinsurance protection purchased from external parties by Employers Mutual for its benefit. The reinsurance subsidiary purchased $5.1 million of additional reinsurance protection from external parties during 2016, with $3.5 million of ceded earned premium recognized in 2016. Excluding the reduction in the cost of the revised inter-company reinsurance program with Employers Mutual, premiums earned increased 8.6 percent, or $10.5 million; however, a $7.2 million negative premium adjustment recorded in the fourth quarter of 2015 was distorting this percentage increase. This premium adjustment was reported by the ceding company for the offshore energy and liability proportional account, and reduced the ultimate amount of premiums expected to be earned for underwriting years 2012 through 2014. Without this adjustment, and excluding the reduction in the cost of the revised inter-company reinsurance program with Employers Mutual, premiums earned increased approximately 2.6 percent in 2016. This increase was largely from growth in the property pro rata line of business, as well as the addition of some new domestic excess of loss contracts. During 2015, the ceded premium associated with the inter-company reinsurance program was allocated to all lines of business (both pro rata and excess of loss) because the premium was based on total assumed reinsurance premiums written. Beginning in 2016, the ceded premium for the inter-company reinsurance program was a fixed amount that was allocated to only the excess of loss line of business. The assumed reinsurance market continued to experience pricing pressure due to the influx of nontraditional capital and the lack of major catastrophic events. Pricing declines moderated somewhat during the January 1, 2017 renewal season, as rate level declines were much lower than those experienced on January 1, 2016 renewals. Rate decreases were estimated to be in the low-to-mid single digits across the excess of loss book of business.

Losses and settlement expenses
Losses and settlement expenses increased 4.4 percent to $386.9 million in 2016 from $370.7 million in 2015, and the loss and settlement expense ratio increased slightly to 65.3 percent in 2016 from 65.0 percent in 2015.  An increase in the reinsurance segment's loss and settlement expense ratio was largely offset by a decline in the property and casualty insurance segment's ratio. During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment, which impacted the process for determining how reserve adequacy was measured, and how reserves were allocated by accident year.  Due to the expansion of the number of historical accident years included in the review process, the size of the range of reasonable reserves increased.  The actuarial analysis of the Company’s carried reserves at December 31, 2016 indicated that they were in the upper half of the range of reasonable reserves.  This placement in the range was lower than in previous years due to the range expansion associated with the process change; however, exclusive of the process change, the adequacy of the carried reserves appeared to be consistent with prior evaluations.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 64.5 percent in 2016 from 65.3 percent in 2015.  This decrease was primarily attributed to a significant amount of favorable reserve development experienced on loss reserves and allocated settlement expense reserves in the workers' compensation and other liability lines of business. The favorable development in the workers' compensation line of business was generated by decreases in the claim frequency assumption for accident year 2015 and decreases in the claim severity assumptions for the five most recent accident years. The favorable development in the other liability line of business was generated by decreases in the claim severity assumptions for the last ten accident years. As previously noted, approximately $5.6 million of "mechanical" favorable development was generated during the implementation of the new reserving methodology in 2016. This development did not have any impact on earnings because it resulted from the movement of direct bulk reserves from prior accident years into the current accident year, with no change in total reserves.
Other factors impacting the property and casualty insurance segment's 2016 loss and settlement expense ratio include an increase in claim severity in the commercial auto line of business, and an increase in catastrophe and storm losses. Both the commercial auto and personal lines of business continued to generate unfavorable results in 2016, posting loss and settlement expense ratios of 84.2 percent and 72.8 percent, respectively. The industry was forecasting continued deterioration in the commercial auto line of business in 2017, and management was forecasting similar deterioration in the property and casualty insurance segment's results for this line of business if no additional steps were taken to improve profitability. Recognizing the importance of this issue, management implemented an intensive, multi-year Accelerate Commercial Auto Profitability project during 2016, with a goal of returning this line of business to profitability by mid-2019. Management continued to focus on the implementation of its new personal lines strategy, and had completed the roll-out of the new personal auto and homeowners policies in all states where personal lines business was written. Early indications were that the new policies had been well received by agents and policyholders; however, it would take some time before profitability improves.
Catastrophe and storm losses accounted for 7.7 percentage points of the property and casualty insurance segment's loss and settlement expense ratio in 2016, compared to 6.6 percentage points in 2015. The most recent 10-year average for this period was 9.8 percentage points. The property and casualty insurance segment recovered $7.5 million of catastrophe and storm losses under the new inter-company reinsurance program with Employers Mutual in 2016 ($5.0 million under the treaty covering the period from January 1 through June 30, and $2.5 million under the treaty covering the period from July 1 through December 31). Taking the loss recoveries received and the premiums paid to Employers Mutual into consideration, the new inter-company reinsurance program with Employers Mutual reduced the catastrophe and storm loss ratio for 2016 by 0.5 percentage points.
The loss and settlement expense ratio for the reinsurance segment increased to 68.1 percent in 2016 from 64.1 percent in 2015.  The loss and settlement expense ratio for 2015 reflected an unusually low amount of reported large losses (losses greater than $100,000) and two large reductions in reported reserves for prior accident year events. A decline in catastrophe and storm losses helped limit the increase in the reinsurance segment's loss and settlement expense ratio. The largest catastrophe and storm loss incurred in 2016 was a $3.5 million loss stemming from the Alberta, Canada wildfire, while the largest loss incurred in 2015 was $4.5 million ($4.1 million net of reinsurance recovery under the inter-company reinsurance program with Employers Mutual) from the Tianjin, China explosion. No recoveries were made under the revised inter-company reinsurance program with Employers Mutual during 2016. The decline in the total cost of the revised inter-company reinsurance program with Employers Mutual produced a 1.4 percentage point decline in the loss and settlement expense ratio for 2016. This reduction was reflected in the catastrophe and storm loss ratio, which declined to 9.3 percentage points in 2016 from 12.0 percentage points in 2015. The most recent 10-year average for catastrophe and storm losses was 13.0 percentage points.

Acquisition and other expenses
Acquisition and other expenses increased 7.6 percent to $191.8 million in 2016 from $178.3 million in 2015.  The acquisition expense ratio increased to 32.4 percent in 2016 from 31.3 percent in 2015.  Acquisition and other expenses reported for both years included net periodic postretirement benefit income resulting from the amortization of a large prior service credit that resulted from an amendment of Employers Mutual's postretirement medical plan in the fourth quarter of 2013. This prior service credit was recognized in accumulated other comprehensive income in the fourth quarter of 2013, and is being amortized out of accumulated other comprehensive income and into net income over a period of 10 years. The increase in the 2016 ratio was primarily attributed to higher policyholder dividend expense in the property and casualty insurance segment.
The acquisition expense ratio for the property and casualty insurance segment increased to 34.8 percent in 2016 from 32.9 percent in 2015.  The increase was primarily attributed to higher policyholder dividend expense resulting from favorable loss experience on some safety dividend groups. The 2016 ratio also reflected the premiums ceded to Employers Mutual under the new inter-company reinsurance program, which added 0.6 percentage points to the ratio.

The acquisition expense ratio for the reinsurance segment decreased to 24.3 percent in 2016 from 25.1 percent in 2015.  The 2015 ratio reflected a $1.1 million commission adjustment for prior periods reported by a ceding company. A decrease in contingent commission expense on the offshore energy and liability proportional account contributed to the decline in the acquisition expense ratio in 2016. The 2016 ratio also reflected the reduction in the total cost of the revised inter-company reinsurance program with Employers Mutual, which reduced the acquisition expense ratio by 0.2 percentage points.

Investment results
Net investment income increased 4.2 percent to $47.5 million in 2016 from $45.6 million in 2015.  The increase was primarily attributed to a higher amount of dividend income in 2016, but also reflected an increase in investment income from other long-term investments. The Company’s equity portfolio produced dividend income of $6.9 million and $5.6 million in 2016 and 2015, respectively. Current interest rate levels remained below the average book yield of the fixed maturity portfolio, and would therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, had declined slightly over the past year, coming in at 3.8 percent at December 31, 2016 compared to 3.9 percent at both December 31, 2015 and 2014.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, increased to 5.2 at December 31, 2016 from 4.6 at December 31, 2015.
The Company reported net realized investment gains of $4.1 million in 2016, compared to $6.2 million in 2015.  Included in these amounts were losses of $6.3 million and $1.5 million in 2016 and 2015, respectively, from declines in the carrying value of a limited partnership that the Company had invested in since 2014 to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). Due to the sharp decline in the equity markets in August of 2015, the losses from this investment were much lower in 2015. The large amount of losses experienced in 2016 were more than offset by gains recognized during the fourth quarter from the sale of some equity securities in connection with a small re-balance of the investment portfolio. The Company recognized "other-than-temporary" impairment losses of $1.3 million and $1.5 million during 2016 and 2015, respectively. With the exception of a $209,000 impairment loss recorded in 2016 on a new investment that conveys investment tax credits (included in other long-term investments), these impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Included in other income were foreign currency exchange gains and losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The reinsurance segment had foreign currency exchange gains of $356,000 and $898,000 in 2016 and 2015, respectively.

Income tax
Income tax expense decreased 20.9 percent to $17.0 million in 2016 from $21.5 million in 2015.  The effective tax rate for 2016 was 26.9 percent, compared to 30.0 percent in 2015. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent were tax-exempt interest income earned, the dividends received deduction, and, in 2016, $1.5 million of investment tax credits recognized from a renewable energy tax credit investment.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $58.9 million in 2017, $83.4 million in 2016 and $85.6 million in 2015.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies. Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2018 without prior regulatory approval is approximately $54.2 million.  The Company received $5.7 million, $9.7 million and $9.2 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $18.0 million, $16.2 million and $14.2 million in 2017, 2016 and 2015, respectively.
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
At the insurance subsidiary level, the primary sources of cash are premium income, investment income and proceeds from called or matured investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  The insurance subsidiaries also have the ability to borrow funds on a short-term basis (180 days) from Employers Mutual under an Inter-Company Loan Agreement. In addition, Employers Mutual maintains access to a line of credit with the Federal Home Loan Bank that could be used to provide the insurance subsidiaries additional liquidity if needed.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2017 and 2016, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $17.3 million and $6.6 million, respectively. The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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

The Company held $13.6 million and $12.5 million in minority ownership interests in limited partnerships and limited liability companies at December 31, 2017 and 2016, respectively.  These balances generally include investments in private equity arrangements, with the following two notable exceptions. The Company funds a limited partnership that is designed to help protect it from a sudden and significant decline in the value of its equity portfolio. During the 2017 and 2016, the Company invested additional funds of $5.8 million and $4.9 million, respectively, into this program. The Company's reinsurance subsidiary began investing in limited liability companies that convey renewable energy tax credits in 2016. During 2016, the reinsurance subsidiary invested $6.6 million in a limited liability company that produced $4.4 million of tax credits in 2016 and $775,000 of tax credits in 2017. During 2017, the reinsurance subsidiary invested $2.1 million in another limited liability company that produced $1.7 million of tax credits in 2017. After reductions for the utilization of the tax credits and a $209,000 impairment loss recognized during the fourth quarter of 2016, the carrying values of these investments totaled approximately $1.5 million and $2.0 million at December 31, 2017 and 2016, respectively. These investments are included in "other long-term investments" in the Company's financial statements, with the limited partnership carried under the equity method of accounting.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.5 million and $20.0 million at December 31, 2017 and 2016, respectively.
The Company’s cash balance was $347,000 and $307,000 at December 31, 2017 and 2016, respectively.
Employers Mutual contributed $7.0 million, $9.0 million and $4.0 million to its qualified pension plan in 2017, 2016 and 2015, respectively, and plans to contribute approximately $8.0 million to the qualified pension plan in 2018. The Company reimbursed Employers Mutual $2.1 million, $2.7 million and $1.2 million for its share of the pension contributions in 2017, 2016 and 2015, respectively. Employers Mutual did not make any contributions to its postretirement benefit plans during 2017, 2016, or 2015, and does not expect to make any contributions in 2018 due to the plan amendment that was announced during 2013.

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2017.
The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2017, the Company’s insurance subsidiaries had total adjusted statutory capital of $560.1 million, which is well in excess of the minimum risk-based capital requirement of $94.4 million.
The Company’s total cash and invested assets at December 31, 2017 and 2016 are summarized as follows:

	December 31, 2017
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,253,166	$1,275,016	$1,275,016	82.8%
Equity securities available-for-sale	144,274	228,115	228,115	14.8%
Cash	347	347	347	—%
Short-term investments	23,613	23,613	23,613	1.5%
Other long-term investments	13,648	XXXX	13,648	0.9%
	$1,435,048	XXXX	$1,540,739	100.0%

	December 31, 2016
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,189,525	$1,199,699	$1,199,699	81.8%
Equity securities available-for-sale	147,479	213,839	213,839	14.6%
Cash	307	307	307	—%
Short-term investments	39,670	39,670	39,670	2.7%
Other long-term investments	12,506	XXXX	12,506	0.9%
	$1,389,487	XXXX	$1,466,021	100.0%

The amortized cost and estimated fair value of fixed maturity and equity securities at December 31, 2017 were as follows:

($ in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,115	$—	$37	$8,078
U.S. government-sponsored agencies	303,932	122	6,105	297,949
Obligations of states and political subdivisions	290,038	17,729	231	307,536
Commercial mortgage-backed	84,058	591	669	83,980
Residential mortgage-backed	120,554	2,479	3,234	119,799
Other asset-backed	23,934	625	445	24,114
Corporate	422,535	11,490	465	433,560
Total fixed maturity securities	1,253,166	33,036	11,186	1,275,016

Equity securities:
Common stocks:
Financial services	30,103	13,594	175	43,522
Information technology	18,308	17,504	2	35,810
Healthcare	18,877	11,876	158	30,595
Consumer staples	9,275	4,917	65	14,127
Consumer discretionary	10,935	9,640	37	20,538
Energy	12,441	5,381	917	16,905
Industrials	12,746	15,757	14	28,489
Other	11,058	5,363	—	16,421
Non-redeemable preferred stocks	20,531	1,216	39	21,708
Total equity securities	144,274	85,248	1,407	228,115
Total securities available-for-sale	$1,397,440	$118,284	$12,593	$1,503,131

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes is 1.35 percent.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, and was recently increased to 2.73 percent effective February 1, 2018, subject to regulatory approval.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $337,000 in 2017, 2016 and 2015.  At December 31, 2017, the Company’s property and casualty insurance subsidiaries had received approval for the payment of interest accrued on the surplus notes during 2017.
As of December 31, 2017, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts protecting the pool participants and, starting in 2016, the reinsurance subsidiary, as well as the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the external reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the external reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the underlying coverage periods, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the external reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $380,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
The Company recorded $1.1 million of “other-than-temporary” investment impairment losses during 2017, compared to $1.3 million during 2016. With the exception of a $209,000 impairment loss recorded in 2016 on a new investment that conveys renewable energy tax credits (included in other long-term investments), these impairment losses were recognized on securities held in the Company's equity portfolio.
At December 31, 2017, the Company had unrealized losses on available-for-sale securities as presented in the following table.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and, for fixed maturity securities, the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2017.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk, equity price risk, and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments.  Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $9.9 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on available-for-sale securities are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time securities have continuously been in an unrealized loss position as of December 31, 2017.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$8,078	$37	$—	$—	$8,078	$37
U.S. government-sponsored agencies	134,284	1,491	127,604	4,614	261,888	6,105
Obligations of states and political subdivisions	—	—	14,416	231	14,416	231
Commercial mortgage-backed	32,155	221	8,530	448	40,685	669
Residential mortgage-backed	30,003	394	22,948	2,840	52,951	3,234
Other asset-backed	—	—	13,440	445	13,440	445
Corporate	28,314	329	4,047	136	32,361	465
Total fixed maturity securities	232,834	2,472	190,985	8,714	423,819	11,186
Equity securities:
Common stocks:
Financial services	4,391	175	—	—	4,391	175
Information technology	344	2	—	—	344	2
Healthcare	2,532	158	—	—	2,532	158
Consumer staples	575	65	—	—	575	65
Consumer discretionary	992	37	—	—	992	37
Energy	3,181	917	—	—	3,181	917
Industrials	3,016	14	—	—	3,016	14
Non-redeemable preferred stocks	—	—	1,961	39	1,961	39
Total equity securities	15,031	1,368	1,961	39	16,992	1,407
Total temporarily impaired securities	$247,865	$3,840	$192,946	$8,753	$440,811	$12,593

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.

($ in thousands)	Book value	Fair value	Gross unrealized loss
Due in one year or less	$173	$173	$—
Due after one year through five years	14,716	14,339	377
Due after five years through ten years	108,072	106,549	1,523
Due after ten years	212,590	207,234	5,356
Securities not due at a single maturity date	99,454	95,524	3,930
	$435,005	$423,819	$11,186

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2017, the Company held $2.9 million of non-investment grade fixed maturity securities in a net unrealized gain position of $38,000.

Following is a schedule of gross realized losses recognized in 2017.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	9,311	9,033	278	—	278
Over six months to nine months	2,993	2,938	55	—	55
Over nine months to twelve months	5,044	4,684	360	—	360
Over twelve months	76,497	72,341	4,156	—	4,156
Subtotal, fixed maturity securities	93,845	88,996	4,849	—	4,849

Equity securities:
Three months or less	15,302	14,167	1,135	—	1,135
Over three months to six months	2,539	2,283	256	733	989
Over six months to nine months	290	212	78	—	78
Over nine months to twelve months	—	—	—	—	—
Over twelve months	1,191	1,068	123	355	478
Subtotal, equity securities	19,322	17,730	1,592	1,088	2,680

Total realized losses	$113,167	$106,726	$6,441	$1,088	$7,529

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The following table reflects the Company's contractual obligations as of December 31, 2017. Included in the table are the estimated payments that the Company expects to make in the settlement of its loss and settlement expense reserves and with respect to its long-term debt. One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024. Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2027.  All of these lease costs are included as expenses under the pooling agreement.  Included in the following table is the Company's current 30.0 percent aggregate participation percentage of all operating lease obligations of the parties to the pooling agreement.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Contractual obligations
Loss and settlement expense reserves[1]	$732,612	$292,394	$277,424	$84,725	$78,069
Long-term debt[2]	25,000	—	—	—	25,000
Interest expense on long-term debt[3]	6,451	337	1,336	1,365	3,413
Real estate operating leases	2,207	423	820	530	434
Total	$766,270	$293,154	$279,580	$86,620	$106,916
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

3 Interest expense on long-term debt reflects the interest expense on the surplus notes issued by the Company’s property and casualty insurance subsidiaries to Employers Mutual.  The interest rate on the surplus notes is subject to change every five years (rate was increased to 2.73 percent effective February 1, 2018, with the next review scheduled for 2023).  Interest payments on the surplus notes are subject to prior approval of the regulatory authorities of the issuing company’s state of domicile.  The balance shown under the heading “More than 5 years” represents estimated interest expense for years six through ten.  Since the surplus notes have no maturity date and the interest rate is subject to change every five years, interest expense could be greater than the amounts shown.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $706,000 and $851,000 as of December 31, 2017 and 2016, respectively.  Premium tax offsets of $897,000 and $1.0 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2017 and 2016, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities. The Company had accrued estimated second-injury fund assessments of $2.0 million and $1.9 million as of December 31, 2017 and 2016, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

December 31, 2017	Estimated fair value	Hypothetical change in interest rate (bp=basis points)	Estimated fair value after hypothetical change in interest rate	Hypothetical percentage increase (decrease) in stockholders' equity
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,078	200 bp decrease	$8,928	0.11%
		100 bp decrease	8,491	0.05%
		100 bp increase	7,688	(0.05)%
		200 bp increase	7,320	(0.10)%

U.S. government-sponsored agencies	$297,949	200 bp decrease	$309,707	1.54%
		100 bp decrease	308,005	1.32%
		100 bp increase	274,424	(3.08)%
		200 bp increase	250,806	(6.17)%

Obligations of states and political subdivisions	$307,536	200 bp decrease	$339,314	4.16%
		100 bp decrease	322,855	2.00%
		100 bp increase	292,553	(1.96)%
		200 bp increase	276,973	(4.00)%

Commercial mortgage-backed	$83,980	200 bp decrease	$98,005	1.83%
		100 bp decrease	90,668	0.87%
		100 bp increase	77,874	(0.80)%
		200 bp increase	72,294	(1.53)%

Residential mortgage-backed	$119,799	200 bp decrease	$131,443	1.52%
		100 bp decrease	125,143	0.70%
		100 bp increase	113,864	(0.78)%
		200 bp increase	108,444	(1.49)%

Other asset-backed	$24,114	200 bp decrease	$26,950	0.37%
		100 bp decrease	25,469	0.18%
		100 bp increase	22,871	(0.16)%
		200 bp increase	21,729	(0.31)%

Corporate	$433,560	200 bp decrease	$472,493	5.09%
		100 bp decrease	452,441	2.47%
		100 bp increase	415,350	(2.38)%
		200 bp increase	398,012	(4.65)%

Total fixed maturity securities	$1,275,016	200 bp decrease	$1,386,840	14.63%
		100 bp decrease	1,333,072	7.60%
		100 bp increase	1,204,624	(9.21)%
		200 bp increase	1,135,578	(18.24)%

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, at December 31, 2017 was 5.0.
The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have been consistently higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2017 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $19.9 million. Management implemented an equity tail-risk hedging strategy during 2014 to protect the Company from significant monthly downside price volatility in the equity markets. The cost of this protection (recorded as a realized investment loss) totaled $6.3 million during 2017. This hedging strategy may be discontinued in the future depending on market conditions and/or the cost of the protection.
Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2017.

($ in thousands)	Securities available-for-sale (at fair value)
December 31, 2017	Amount	Percent
Rating:
AAA	$590,696	46.3%
AA	262,560	20.7%
A	344,636	27.0%
BAA	74,254	5.8%
BA	2,746	0.2%
B	—	—%
CAA	124	—%
Total fixed maturities	$1,275,016	100.0%

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
Municipal fixed maturity securities, including taxable, tax-exempt and pre-refunded securities, totaled $307.5 million as of December 31, 2017.  Municipal securities are well diversified between general obligation and revenue bonds, as well as geographically.  The Company’s credit analysis of municipal securities is predominantly based on the underlying credit quality of the obligor.  Therefore, although a portion of the Company’s municipal securities are guaranteed by financial guaranty insurers, reliance is placed on the underlying obligor to pay all contractual cash flows.  The ratings of insured municipal securities generally reflect the rating of the underlying primary obligor.  The average quality of the municipal fixed maturity securities portfolio is Aa1/AA+ with over 98 percent of securities rated A3/A- or higher.  Approximately $35.6 million of the Company’s municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities.
Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2017, the effective duration of the mortgage-backed securities, excluding interest-only securities, is 6.9 with an average life of 8.6 years and a yield to worst of 3.1 percent.  At December 31, 2016, the effective duration of the mortgage-backed securities, excluding interest-only securities, was 4.9, with an average life of 5.9 years and a yield to worst of 2.8 percent.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

 To the Stockholders and the Board of Directors of EMC Insurance Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMC Insurance Group Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP
Des Moines, Iowa
March 5, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EMC Insurance Group Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations and the Treadway Commission (2013 framework), and our report dated March 5, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and the significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2000.

Des Moines, Iowa
March 5, 2018

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2017	2016
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,253,166 and $1,189,525)	$1,275,016	$1,199,699
Equity securities available-for-sale, at fair value (cost $144,274 and $147,479)	228,115	213,839
Other long-term investments	13,648	12,506
Short-term investments	23,613	39,670
Total investments	1,540,392	1,465,714

Cash	347	307
Reinsurance receivables due from affiliate	31,650	21,326
Prepaid reinsurance premiums due from affiliate	12,789	9,309
Deferred policy acquisition costs (affiliated $40,848 and $40,660)	41,114	40,939
Prepaid pension and postretirement benefits due from affiliate	20,683	12,314
Accrued investment income	11,286	11,050
Amounts receivable under reverse repurchase agreements	16,500	20,000
Accounts receivable	1,604	2,076
Goodwill	942	942
Other assets (affiliated $4,423 and $4,632)	4,633	4,836
Total assets	$1,681,940	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2017	2016
LIABILITIES
Losses and settlement expenses (affiliated $726,413 and $685,533)	$732,612	$690,532
Unearned premiums (affiliated $256,434 and $243,682)	257,797	244,885
Other policyholders' funds (all affiliated)	10,013	13,068
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	367	11,222
Pension benefits payable to affiliate	4,185	4,097
Income taxes payable	544	2,359
Deferred income taxes	15,020	11,321
Other liabilities (affiliated $27,520 and $27,871)	32,556	32,987
Total liabilities	1,078,094	1,035,471

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,455,545 shares in 2017 and 21,222,535 shares in 2016	21,455	21,223
Additional paid-in capital	124,556	119,054
Accumulated other comprehensive income	83,384	46,081
Retained earnings	374,451	366,984
Total stockholders' equity	603,846	553,342
Total liabilities and stockholders' equity	$1,681,940	$1,588,813
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
($ in thousands, except share and per share amounts)	2017	2016	2015
REVENUES
Premiums earned (affiliated $603,233, $586,609 and $566,103)	$607,158	$592,408	$570,266
Net investment income	45,479	47,490	45,582
Net realized investment gains, excluding impairment losses on securities available-for-sale	7,644	5,338	7,634
Total "other-than-temporary" impairment losses on securities available-for-sale	(1,088)	(1,264)	(1,481)
Portion of "other-than-temporary" impairment losses on fixed maturity securities available-for-sale reclassified from other comprehensive income (before taxes)	—	—	—
Net impairment losses on securities available-for-sale	(1,088)	(1,264)	(1,481)
Net realized investment gains	6,556	4,074	6,153
Other income (loss) (affiliated $143, $1,021 and $1,214)	(348)	1,011	1,725
Total revenues	658,845	644,983	623,726

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $417,259, $385,708 and $368,722)	421,969	386,897	370,736
Dividends to policyholders (all affiliated)	7,610	13,800	7,705
Amortization of deferred policy acquisition costs (affiliated $107,854, $106,931 and $101,090)	108,910	108,403	102,184
Other underwriting expenses (affiliated $76,932, $69,560 and $68,305)	76,806	69,612	68,418
Interest expense (all affiliated)	337	337	337
Other expenses (affiliated $1,825, $1,860 and $1,822)	3,397	2,727	2,690
Total losses and expenses	619,029	581,776	552,070
Income before income tax expense	39,816	63,207	71,656

INCOME TAX EXPENSE (BENEFIT)
Current	8,004	18,061	18,611
Deferred	(7,426)	(1,057)	2,883
Total income tax expense	578	17,004	21,494
Net income	$39,238	$46,203	$50,162

Net income per common share - basic and diluted	$1.84	$2.20	$2.43

Average number of common shares outstanding - basic and diluted	21,326,358	21,006,302	20,621,919
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2017	2016	2015
Net income	$39,238	$46,203	$50,162

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income tax expense (benefit) of $14,688, $(2,092) and $(7,021)	27,278	(3,885)	(13,037)
Reclassification adjustment for net realized investment gains included in net income, net of income tax expense of $(4,483), $(3,628) and $(2,668)	(8,326)	(6,736)	(4,956)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(587), $(457) and $(693):
Net actuarial loss	958	1,549	863
Prior service credit	(2,047)	(2,399)	(2,150)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,089)	(850)	(1,287)
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of $1,507, $(474) and $(2,126):
Net actuarial gain (loss)	5,571	(542)	(3,637)
Prior service credit (cost)	96	(339)	(312)
Total change in funded status of affiliate's pension and postretirement benefit plans	5,667	(881)	(3,949)

Other comprehensive income (loss)	23,530	(12,352)	(23,229)

Total comprehensive income	$62,768	$33,851	$26,933
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2014	$20,344	$99,891	$81,662	$300,989	$502,886
Issuance of common stock through stock plans	437	8,641			9,078
Increase resulting from stock-based compensation expense		215			215
Other comprehensive income (loss)			(23,229)		(23,229)
Net income				50,162	50,162
Dividends paid to public stockholders ($.693 per share)				(6,012)	(6,012)
Dividends paid to affiliate ($.693 per share)				(8,162)	(8,162)
Balance at December 31, 2015	20,781	108,747	58,433	336,977	524,938
Issuance of common stock through stock plans	459	10,611			11,070
Repurchase of common stock	(17)	(366)			(383)
Increase resulting from stock-based compensation expense		62			62
Other comprehensive income (loss)			(12,352)		(12,352)
Net income				46,203	46,203
Dividends paid to public stockholders ($.780 per share)				(7,014)	(7,014)
Dividends paid to affiliate ($.780 per share)				(9,182)	(9,182)
Balance at December 31, 2016	21,223	119,054	46,081	366,984	553,342
Issuance of common stock through stock plans	300	7,227			7,527
Repurchase of common stock	(68)	(1,790)			(1,858)
Increase resulting from stock-based compensation expense		65			65
Other comprehensive income (loss)			23,530		23,530
Net income				39,238	39,238
Dividends paid to public stockholders ($.850 per share)				(7,992)	(7,992)
Dividends paid to affiliate ($.850 per share)				(10,006)	(10,006)
Reclassification of tax effects from accumulated other comprehensive income resulting from TCJA			13,773	(13,773)	—
Balance at December 31, 2017	$21,455	$124,556	$83,384	$374,451	$603,846
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$39,238	$46,203	$50,162
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $40,880, $14,364 and $20,517)	42,080	11,758	17,465
Unearned premiums (affiliated $12,752, $5,045 and $8,177)	12,912	5,450	7,342
Other policyholders' funds due to affiliate	(3,055)	4,347	(1,432)
Amounts due to/from affiliate to settle inter-company transaction balances	(10,855)	4,814	(2,151)
Net pension and postretirement benefits due from affiliate	(2,783)	(3,045)	(2,691)
Reinsurance receivables due from affiliate	(10,324)	2,910	4,367
Prepaid reinsurance premiums due from affiliate	(3,480)	(2,746)	2,302
Commissions payable (affiliated $981, $(1,662) and $3,191)	903	(1,697)	3,265
Deferred policy acquisition costs (affiliated $(188), $(125) and $(1,605))	(175)	(219)	(1,377)
Accrued investment income	(236)	(261)	(494)
Current income tax	(1,815)	8,512	(1,643)
Deferred income tax	(7,426)	(1,057)	2,883
Net realized investment gains	(6,556)	(4,074)	(6,153)
Other, net (affiliated $(1,058), $960 and $1,796)	10,474	12,539	13,767
Total adjustments to reconcile net income to net cash provided by operating activities	19,664	37,231	35,450
Net cash provided by operating activities	$58,902	$83,434	$85,612
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
($ in thousands)	2017	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(310,684)	$(403,134)	$(235,242)
Disposals of fixed maturity securities available-for-sale	235,626	330,239	174,971
Purchases of equity securities available-for-sale	(62,939)	(63,683)	(83,098)
Disposals of equity securities available-for-sale	83,256	71,106	70,905
Purchases of other long-term investments	(14,782)	(8,720)	(8,416)
Disposals of other long-term investments	3,433	571	2,297
Net (purchases) disposals of short-term investments	16,057	(1,071)	14,663
Net receipts (disbursements) under reverse repurchase agreements	3,500	(3,150)	(16,850)
Net cash used in investing activities	(46,533)	(77,842)	(80,770)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	7,527	11,070	9,078
Excess tax benefit associated with affiliate’s stock plans	—	—	95
Repurchase of common stock	(1,858)	(383)	—
Dividends paid to stockholders (affiliated $(10,006), $(9,182) and $(8,162))	(17,998)	(16,196)	(14,174)
Net cash used in financing activities	(12,329)	(5,509)	(5,001)
NET INCREASE (DECREASE) IN CASH	40	83	(159)
Cash at the beginning of the year	307	224	383
Cash at the end of the year	$347	$307	$224

Income taxes paid	$9,820	$13,967	$20,254
Interest paid to affiliate	$337	$337	$337
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
The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned.  The anticipated losses and settlement expenses are not discounted and are based on the Company’s projected loss and settlement expense ratios for the next twelve months, which include catastrophe loads based on historical results adjusted for recent trends.  The occurrence of a significant catastrophic event, and/or the accumulation of catastrophe losses would not have a direct impact on the determination of premium deficiencies; however, such occurrences would be included in the historical results that are used to establish the catastrophe loads.  A premium deficiency is first recognized by expensing the amount of unamortized deferred policy acquisition costs necessary to eliminate the deficiency.  If the premium deficiency is greater than the unamortized deferred policy acquisition costs, a liability is accrued for the excess deficiency.  The Company did not record a premium deficiency for the years ended December 31, 2017, 2016 or 2015.

Certain commercial lines of business written by the property and casualty insurance subsidiaries, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 26 percent and 22 percent of the property and casualty insurance subsidiaries’ total net commercial line premiums written in 2017 and 2016, respectively.  Policyholder dividends are accrued over the terms of the underlying policy periods.
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
Premiums and discounts on fixed maturity securities are amortized over the expected life of the security as an adjustment to yield using the effective interest method. Amortization of premiums and discounts on mortgage-backed securities incorporates prepayment assumptions to estimate expected lives.  Prepayment assumptions are reviewed quarterly and adjusted as necessary. Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2017 and 2016 are securities on deposit with various regulatory authorities as required by law amounting to $11.3 million and $11.0 million, respectively.

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
In February 2018, the Financial Accounting Standards Board (FASB) issued updated guidance in Income Statement-Comprehensive Income Topic 220 of the Accounting Standards CodificationTM (Codification or ASC). The objective of this update is to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), and requires certain disclosures about the stranded tax effects. The Company adopted this guidance in 2017, and elected to transfer the stranded tax effects in accumulated other comprehensive income to retained earnings as reflected in the consolidated statements of stockholders' equity. The Company releases the tax effects in accumulated other comprehensive income on an individual unit of account basis.
An assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

Stock-Based Compensation
The Company has a stock-based compensation plan for non-employee directors. Compensation expense under this plan is based upon grant date fair value, which is recognized as the requisite service period is rendered. The Company has no other stock-based compensation plans of its own; however, Employers Mutual has several stock plans that utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under Employers Mutual's plans, and a portion of the compensation expense recognized by Employers Mutual is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2).  For granted options and restricted stock awards, the expense is based upon the grant date fair value, which is recognized as the requisite service periods are rendered. For granted restricted stock units, the expense is determined in accordance with the liability-based model, whereby Employers Mutual records a liability representing the current value of the Company's stock granted for the portion of the service period that has been rendered (both the liability and the resulting expense are allocated to the Company's property and casualty insurance subsidiaries through the pooling agreement). Excess tax benefits (deficiencies) related to non-qualified stock option activities allocated to the Company's property and casualty insurance subsidiaries through the pooling agreement are recognized through the consolidated statements of income as components of current and deferred income taxes, with the associated cash flows reflected as cash flows from operating activities. Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock plans have an impact on the Company’s capital accounts, the disclosures required by the Compensation – Stock Compensation Topic 718 of the FASB ASC are included in the Company’s consolidated financial statements (see note 13).

Employee Retirement Plans
Employers Mutual has various employee benefit plans, including two defined benefit pension plans, and two postretirement benefit plans that provide retiree healthcare and life insurance benefits.  Although the Company has no employees of its own, it is responsible for its share of the plans' expenses and related prepaid assets and liabilities (the "funded status") as determined under the terms of the pooling agreement. Accordingly, the Company recognizes its share of the funded status of Employers Mutual’s pension and postretirement benefit plans on its balance sheet, with changes in the funded status of the plans recognized through “other comprehensive income.” In addition, the Company is responsible for its share of costs of these plans allocated by Employers Mutual to subsidiaries that do not participate in the pooling agreement (see note 2).  During 2016, Employers Mutual's management determined that an allocation of the plans' funded status to the Company's reinsurance subsidiary would no longer be made because the amounts were immaterial and significant time and cost was needed to determine the allocation. As a result, the assets and liabilities allocated to the reinsurance subsidiary as of December 31, 2015 were settled with Employers Mutual during 2016.

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

Off-Balance-Sheet Credit Exposure
Employers Mutual collects from agents, policyholders and ceding companies all written premiums associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts protecting the pool participants and, starting in 2016, the reinsurance subsidiary (see note 2), as well as the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the external reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the external reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the underlying coverage periods, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the external reinsurance companies.  Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $380,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

Foreign Currency Transactions
Included in the underlying reinsurance business assumed by the reinsurance subsidiary are reinsurance transactions conducted with foreign cedants denominated in their local functional currencies.  In accordance with the terms of the quota share agreement (see note 2), the reinsurance subsidiary assumes all foreign currency exchange gains/losses associated with contracts that are subject to the quota share agreement.  The reinsurance subsidiary also has foreign currency exchange gains/losses associated with the business assumed outside the quota share agreement. The assets and liabilities resulting from these foreign reinsurance transactions are reported in U.S. dollars based on the foreign currency exchange rates that existed at the balance sheet dates.  The foreign currency exchange rate gains/losses reported in the consolidated statements of income that resulted from these foreign reinsurance transactions are reported in U.S. dollars re-measured from the foreign currency exchange rates that existed at the inception of each reinsurance contract.  The foreign currency exchange rate gains/losses resulting from these re-measurements to U.S. dollars are reported as a component of other income in the consolidated statements of income.

Net Income Per Share - Basic and Diluted
The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, with the exception of the immaterial number of shares of outstanding non-vested restricted stock issued to the Company's non-employee directors, the Company had no potential common shares outstanding during 2017, 2016 or 2015 that would have been dilutive to the calculation of net income per share. The outstanding non-vested restricted stock issued to the Company's non-employee directors is not material enough to produce a diluted net income per share different from the basic net income per share; therefore, the Company does not disclose an amount for the diluted weighted average number of common shares outstanding.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is instead subject to impairment if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the reporting unit (including goodwill) exceeds the computed fair value, an impairment loss is recognized through the income statement equal to the excess amount, but not greater than the balance of the goodwill. Goodwill was not deemed to be impaired in 2017, 2016 or 2015.

New Accounting Pronouncements Not Yet Adopted
In May 2014, the FASB updated its guidance related to the Revenue from Contracts with Customers Topic 606 of the ASC.  The objective of this update (and other related following updates) is to improve the reporting of revenue by providing a more robust framework for addressing revenue issues, and improved disclosure requirements. Current revenue recognition guidance in U.S. GAAP is comprised of broad revenue recognition concepts together with numerous revenue requirements for particular industries or transactions, which sometimes result in different accounting for economically similar transactions. This guidance is to be applied retrospectively to annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted as of the original effective date (annual and interim reporting periods beginning after December 15, 2016). The Company has adopted this guidance as of January 1, 2018. Since premium revenue from insurance contracts is excluded, the Company has only minimal revenue items that are covered by this guidance. The largest revenue item, outside of premium income, is commission income on excess and surplus lines business marketed by EMC Underwriters, LLC, which is included in "Other income" in the consolidated statements of income. Applying this new revenue recognition guidance to commission income produces no material difference compared to that recognized under current practices, as the commission income is typically recognized in full at the time the policy is issued, which is when substantially all of the performance obligation is performed. Adoption of this guidance will have no impact on the consolidated financial condition or operating results of the Company.
In January 2016, the FASB updated its guidance related to the Financial Instruments-Overall Subtopic 825-10 of the ASC.  The objective of this update is to enhance the reporting model for financial instruments to provide financial statement users with more decision-useful information. The major change in reporting from this update that will impact the Company is a requirement that equity investments (excluding those accounted for under the equity method of accounting or those that are consolidated) be measured at fair value, with changes in fair value recognized in net income. While all of the Company's equity investments are already measured at fair value (with the exception of those that are consolidated and those that are accounted for under the equity method of accounting), the Company currently classifies all of its investments in equity securities as available-for-sale, and as such, the changes in fair value are currently recognized in other comprehensive income rather than net income. This guidance is to be applied to annual and interim reporting periods beginning after December 15, 2017, with recognition of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  Early adoption is not permitted. The Company adopted this guidance on January 1, 2018, and reclassified $66.2 million from accumulated other comprehensive income to retained earnings which is equal to the amount of net unrealized gains on available-for-sale equity securities as of December 31, 2017, net of deferred income tax. Adoption of this guidance is expected to introduce volatility to the Company's consolidated net income.

In February 2016, the FASB issued updated guidance in Leases Topic 842 of the ASC, which supersedes the guidance in Leases Topic 840 of the ASC. The objective of this update is to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2019. Management continues to research this guidance, which thus far has led management to a preliminary determination that lease costs allocated to the Company through the pooling and quota share agreements can not be attributed to a specified asset, and therefore do not meet the definition of a leased asset contained in the guidance. As a result, adoption of this guidance is not expected to have a material impact on the Company's consolidated financial condition or net income.
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
In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. This guidance is effective for interim and annual periods beginning after December 15, 2017. The portion of the guidance related to the income statement display of net periodic pension and postretirement benefit costs is to be applied retrospectively, while the prohibition against including these costs, other than the service cost component, in capitalized assets is to be applied prospectively. Early adoption is permitted. The Company has adopted this guidance as of January 1, 2018. Adoption will not impact consolidated stockholders' equity initially; however, the prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets is expected to result in a relatively small change in the deferred policy acquisition cost asset starting March 31, 2018, which is expected to have an immaterial impact, net of tax, on consolidated stockholders' equity and net income from that which would otherwise have been reported.

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

Since 2016, the Company's property and casualty insurance subsidiaries and Employers Mutual have been parties to an inter-company reinsurance program. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective each year from January 1 through June 30, and has a retention of $20.0 million and a limit of $24.0 million. The total cost of this treaty was approximately $6.0 million in 2017. The second treaty is effective each year from July 1 through December 31, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty was approximately $1.4 million in 2017. The terms of these treaties were the same in 2016 with the exception of the costs, which were $6.3 million during the first half of 2016 and $1.5 million during the second half of 2016. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $19.2 million, compared to $7.5 million during 2016. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision. In accordance with the terms of the treaties, all outstanding balances associated with the 2016 treaties were commuted at the end of 2017. In connection with that commutation, Employers Mutual paid the property and casualty insurance subsidiaries $2.8 million to settle the outstanding loss and settlement expense reserves, with no gain or loss recognized on the commutation.
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
The purpose of the pooling agreement is to spread the risk of an exposure insured by any of the pool participants among all the companies participating in the pool. The pooling agreement produces a more uniform and stable underwriting result from year to year for the companies participating in the pool than might be experienced individually. In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own statutory surplus, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies.

Reinsurance Subsidiary
The Company’s reinsurance subsidiary is party to a quota share agreement and an inter-company reinsurance program with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The inter-company reinsurance program in place with Employers Mutual covers both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement. The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual starting in 2016. This revised reinsurance program now consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty was approximately $1.7 million in 2017. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty was approximately $3.2 million in 2017. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The terms of the program were the same in 2016 with the exception of the costs, which were $2.0 million for the per occurrence treaty and $3.2 million for the annual aggregate treaty. Prior to 2016, the reinsurance program with Employers Mutual consisted of a single excess of loss reinsurance agreement. Under the terms of that agreement, the reinsurance subsidiary retained the first $4.0 million of losses per event, and also retained 20 percent of any losses between $4.0 million and $10.0 million and 10 percent of any losses between $10.0 million and $50.0 million. The cost of the excess of loss reinsurance protection, which included reimbursement for the cost of reinsurance protection purchased by Employers Mutual to protect itself from the assumption of excessive losses in the event of a major catastrophe, was calculated as 8.0 percent of the reinsurance subsidiary’s total assumed reinsurance premiums written in 2015, and amounted to $10.8 million. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $16.8 million in 2017, compared to a negative $467,000 during 2016, and $622,000 during 2015. In accordance with the terms of the treaties, the 2016 treaties were commuted at the end of 2017, with no payment and no gain or loss recognized on the commutation.

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
Premiums earned assumed by the reinsurance subsidiary from Employers Mutual amounted to $135.7 million, $135.2 million and $129.6 million in 2017, 2016 and 2015, respectively.  Losses and settlement expenses assumed by the reinsurance subsidiary from Employers Mutual amounted to $131.1 million, $90.9 million and $77.5 million in 2017, 2016 and 2015, respectively.  It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $27.5 million, $27.4 million and $27.3 million in 2017, 2016 and 2015, respectively.
The net foreign currency exchange gains (losses) assumed by the reinsurance subsidiary from Employers Mutual were $(978,000) in 2017, $367,000 in 2016 and $386,000 in 2015.  The total amount of net foreign currency exchange gains (losses) assumed by the reinsurance subsidiary, including the business written on a direct basis outside the quota share agreement, were $(1.6) million in 2017, $356,000 in 2016 and $898,000 in 2015.

Services Provided by Employers Mutual
The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $4.4 million, $4.7 million and $3.4 million in 2017, 2016 and 2015, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $97.7 million, $92.3 million and $87.4 million in 2017, 2016 and 2015, respectively.
Investment expenses are based on actual expenses incurred by the Company and its subsidiaries, plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1.6 million, $1.4 million and $1.4 million in 2017, 2016 and 2015, respectively.

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

As of December 31, 2017 and 2016, amounts recoverable from nonaffiliated reinsurers (three in 2017 and two in 2016) totaled $22.7 million and $10.4 million respectively, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  Included in the 2017 balance is the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to an organization on a mandatory basis.  Credit risk associated with these amounts are minimal, as all companies participating in the organization are responsible for the liabilities of the organization on a pro rata basis.
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2017 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$391,029	$—	$391,029
Assumed from nonaffiliates	4,454	147,284	151,738
Assumed from affiliates	520,932	—	520,932
Ceded to nonaffiliates	(34,019)	(10,160)	(44,179)
Ceded to affiliates	(398,369)	(4,850)	(403,219)
Net premiums written	$484,027	$132,274	$616,301

Premiums earned
Direct	$384,993	$—	$384,993
Assumed from nonaffiliates	4,299	149,952	154,251
Assumed from affiliates	505,795	—	505,795
Ceded to nonaffiliates	(30,385)	(10,313)	(40,698)
Ceded to affiliates	(392,333)	(4,850)	(397,183)
Net premiums earned	$472,369	$134,789	$607,158

Losses and settlement expenses incurred
Direct	$252,007	$—	$252,007
Assumed from nonaffiliates	2,879	142,687	145,566
Assumed from affiliates	334,240	1,330	335,570
Ceded to nonaffiliates	(14,968)	(8,183)	(23,151)
Ceded to affiliates	(271,185)	(16,838)	(288,023)
Net losses and settlement expenses incurred	$302,973	$118,996	$421,969

	Year ended December 31, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$383,811	$—	$383,811
Assumed from nonaffiliates	4,544	146,236	150,780
Assumed from affiliates	491,315	—	491,315
Ceded to nonaffiliates	(24,346)	(10,126)	(34,472)
Ceded to affiliates	(391,651)	(5,080)	(396,731)
Net premiums written	$463,673	$131,030	$594,703

Premiums earned
Direct	$382,300	$—	$382,300
Assumed from nonaffiliates	4,444	148,851	153,295
Assumed from affiliates	483,759	—	483,759
Ceded to nonaffiliates	(23,896)	(7,830)	(31,726)
Ceded to affiliates	(390,140)	(5,080)	(395,220)
Net premiums earned	$456,467	$135,941	$592,408

Losses and settlement expenses incurred
Direct	$229,859	$—	$229,859
Assumed from nonaffiliates	2,712	93,306	96,018
Assumed from affiliates	304,007	1,811	305,818
Ceded to nonaffiliates	(4,891)	(3,056)	(7,947)
Ceded to affiliates	(237,318)	467	(236,851)
Net losses and settlement expenses incurred	$294,369	$92,528	$386,897

	Year ended December 31, 2015
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$370,955	$—	$370,955
Assumed from nonaffiliates	4,392	138,700	143,092
Assumed from affiliates	474,323	—	474,323
Ceded to nonaffiliates	(24,281)	(3,369)	(27,650)
Ceded to affiliates	(370,955)	(10,827)	(381,782)
Net premiums written	$454,434	$124,504	$578,938

Premiums earned
Direct	$366,752	$—	$366,752
Assumed from nonaffiliates	4,240	139,839	144,079
Assumed from affiliates	466,966	—	466,966
Ceded to nonaffiliates	(24,009)	(5,943)	(29,952)
Ceded to affiliates	(366,752)	(10,827)	(377,579)
Net premiums earned	$447,197	$123,069	$570,266

Losses and settlement expenses incurred
Direct	$198,504	$—	$198,504
Assumed from nonaffiliates	2,407	83,515	85,922
Assumed from affiliates	294,324	857	295,181
Ceded to nonaffiliates	(4,848)	(4,897)	(9,745)
Ceded to affiliates	(198,504)	(622)	(199,126)
Net losses and settlement expenses incurred	$291,883	$78,853	$370,736
Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes 1) reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual, and 2) starting in 2016, amounts ceded to purchase additional reinsurance protection in peak exposure territories from external parties.

•
“Ceded to affiliates” for the property and casualty insurance subsidiaries represents the cession of their direct business to Employers Mutual under the terms of the pooling agreement and, beginning in 2016, amounts ceded to Employers Mutual under the terms of the inter-company reinsurance program.  For the reinsurance subsidiary this line represents amounts ceded to Employers Mutual under the terms of the inter-company reinsurance program.

4.	LIABILITY FOR LOSSES AND SETTLEMENT EXPENSES
The following table sets forth a reconciliation of beginning and ending reserves for losses and settlement expenses of the Company.  Amounts presented are on a net basis, with a reconciliation of beginning and ending reserves to the gross amounts presented in the consolidated financial statements.

	Year ended December 31,
($ in thousands)	2017	2016	2015
Gross reserves at beginning of year	$690,532	$678,774	$661,309
Re-valuation due to foreign currency exchange rates	(1,913)	(2,475)	(2,061)
Less ceded reserves at beginning of year	20,664	23,477	28,253
Net reserves at beginning of year	671,781	657,772	635,117

Incurred losses and settlement expenses related to:
Current year	441,588	427,838	405,850
Prior years	(19,619)	(40,941)	(35,114)
Total incurred losses and settlement expenses	421,969	386,897	370,736

Paid losses and settlement expenses related to:
Current year	179,354	172,652	154,958
Prior years	213,232	200,236	193,123
Total paid losses and settlement expenses	392,586	372,888	348,081

Net reserves at end of year	701,164	671,781	657,772
Plus ceded reserves at end of year	30,923	20,664	23,477
Re-valuation due to foreign currency exchange rates	525	(1,913)	(2,475)
Gross reserves at end of year	$732,612	$690,532	$678,774
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
 Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2017 Development
For the property and casualty insurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $15.7 million from the estimate at December 31, 2016.  This decrease represents 3.2 percent of the December 31, 2016 gross carried reserves and is primarily attributed to reductions in prior year ultimate loss ratios for every line of business except commercial auto liability and surety bonds (included in "other" lines of business). Commercial auto liability experienced adverse development as ultimate loss and settlement expense ratios were increased for accident years 2013-2016 due to increases in projected severity and/or frequency. The adverse development from surety bonds was due to two large accident year 2015 losses. The two lines of business contributing the majority of favorable development were other liability and workers' compensation. Other liability’s ultimate loss ratios were decreased for most accident years from 2001 through 2016 mainly in response to decreases in expected ultimate severity. Workers' compensation’s favorable development reflects a reduction in the accident year 2016 ultimate ratio as reported losses to date are materially more favorable than anticipated in frequency and severity assumptions underlying the December 31, 2016 selection. Included in the development amount is adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured, and a slight strengthening of remaining reserves.
For the reinsurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $3.9 million from the estimate at December 31, 2016.  This decrease represents 1.9 percent of the December 31, 2016 gross carried reserves and primarily reflects favorable development in the property/casualty global pro rata and excess contracts, and the per risk excess contracts. For the property/casualty global pro rata contracts, the favorable development was related to a change in ultimate loss assumptions for several prior years due to the use of company experience in place of Reinsurance Association of America data for calculating development factors to ultimate.

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
For the property and casualty insurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $30.0 million from the estimate at December 31, 2015.  Excluding the $5.6 million of "mechanical" favorable development that resulted from the change in reserving methodology noted above, the implied amount of favorable development that had an impact on earnings was approximately $24.4 million. This decrease represented 5.1 percent of the December 31, 2015 gross carried reserves and was primarily attributed to a significant amount of favorable reserve development experienced in the workers' compensation and other liability lines of business. The favorable development in the workers' compensation line of business was generated from a change in assumptions due to better than expected loss frequency for accident year 2015 and loss severity for the most recent accident years. The favorable development in the other liability line of business was generated from a change in assumptions due to better than expected loss severity.
For the reinsurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $10.9 million from the estimate at December 31, 2015.  This decrease represented 5.5 percent of the December 31, 2015 gross carried reserves and was attributed to favorable development in the 2015 accident year in the HORAD pro rata line of business, and an increase in the amount of negative bulk IBNR loss reserve carried on prior years' reserves in the MRB book of business.
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

2015 Development
For the property and casualty insurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $13.8 million from the estimate at December 31, 2014.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves, bulk case loss reserves and the defense and cost containment portion of settlement expense reserves were revised at December 31, 2015 as part of the annual review.  This change resulted in the movement of $423,000 of reserves from prior accident years to the current accident year, and hence, was reported as favorable development on prior years' reserves.  Development on prior years’ reserves resulting solely from changes in the allocation of bulk reserves between the current and prior accident years is also "mechanical in nature", and does not have an impact on earnings. Excluding this $423,000 of "mechanical" favorable development, the implied amount of favorable development that had an impact on earnings was approximately $13.4 million. This decrease represented 2.9 percent of the December 31, 2014 gross carried reserves and was primarily attributed to better than expected outcomes on claims reported in prior years and favorable development on prior years' settlement expenses.
For the reinsurance segment, the December 31, 2015 estimate of loss and settlement expense reserves for accident years 2014 and prior decreased $21.3 million from the estimate at December 31, 2014.  No changes were made in the key actuarial assumptions utilized to estimate loss and settlement expense reserves during 2015; however, the accident year allocation factors applied to IBNR loss reserves were revised during 2015, resulting in $1.0 million of "mechanical" adverse development. Excluding this $1.0 million of adverse development, the implied amount of favorable development that had an impact on earnings was approximately $22.3 million. This decrease represented 11.3 percent of the December 31, 2014 gross carried reserves and was attributed to several factors, including adjustments made in the offshore energy and liability proportional account, a reduction in carried IBNR loss reserves that was no longer necessary and a negative bulk IBNR loss reserve established for the MRB book of business.
Following is information about reported incurred and paid claims development as of December 31, 2017, net of reinsurance, as well as cumulative claim frequency and the amount of IBNR loss reserves carried (representing both IBNR liabilities and expected loss reserve development on reported claims). The information displayed for assumed reinsurance is restated to reflect all foreign currency denominated transactions on the basis of current (December 31, 2017) exchange rates. The number of reported claims (cumulative claim frequency) for the Company’s direct insurance business represents the total number of claims reported by the participants in the pooling agreement, and is determined on the basis of each unique combination of claimant, specific policy coverage, and type of loss. This is in contrast to all other reported amounts that are stated at the aggregate 30 percent pool participation percentage of the Company's property and casualty insurance subsidiaries. The cumulative claim frequency for the Company’s assumed reinsurance business is not readily available. Consistent with industry practices, bordereauxs on pro rata accounts often exclude claim frequency information, and if it is included, the level of detail provided by the ceding companies can vary significantly. Excess of loss contracts customarily report total losses subject to the treaty without detailed loss listings.

($ in thousands)
Commercial auto liability insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$29,898	$30,082	$29,433	$27,968	$26,886	$26,923	$26,878	$26,741	$26,768	$26,764	$(1)	11,511
2009		28,973	27,923	26,667	25,370	24,986	24,874	24,730	24,655	24,697	15	10,482
2010			30,377	27,480	26,478	26,401	26,252	26,479	26,166	26,166	—	11,393
2011				32,775	29,790	31,098	31,961	31,914	31,635	31,638	275	11,767
2012					32,768	34,235	37,098	37,681	37,693	37,753	(203)	11,941
2013						37,265	40,382	42,086	42,336	43,159	(52)	13,640
2014							50,342	49,998	51,455	51,933	1,225	15,059
2015								53,883	57,824	58,627	1,664	16,494
2016									59,468	61,188	6,307	16,829
2017										63,909	16,652	15,220
									Total	$425,834

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$6,551	$13,437	$19,204	$23,144	$25,215	$26,306	$26,527	$26,648	$26,750	$26,756
2009		6,952	12,957	17,359	21,532	24,001	24,495	24,593	24,608	24,628
2010			7,025	13,278	19,274	23,547	24,674	25,558	26,039	26,088
2011				6,801	14,875	22,206	26,598	29,121	30,293	30,878
2012					8,830	19,398	26,023	32,636	35,406	36,541
2013						8,729	19,975	29,997	36,232	40,807
2014							12,069	25,746	37,433	44,783
2015								13,336	27,424	39,478
2016									13,583	30,233
2017										14,474
									Total	$314,666
					All outstanding liabilities before 2008, net of reinsurance					(34)
				Liability for losses and settlement expenses, net of reinsurance						$111,134

($ in thousands)
Commercial property insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$48,559	$42,870	$42,645	$42,422	$42,562	$42,649	$42,784	$42,765	$42,707	$42,786	$23	15,799
2009		39,511	36,003	35,985	35,881	35,622	35,926	36,056	36,020	36,292	(71)	14,654
2010			40,422	38,650	38,770	39,071	39,154	39,379	39,428	39,347	(75)	16,276
2011				58,930	57,614	57,271	57,629	57,703	58,375	58,148	22	19,509
2012					41,535	44,157	45,313	46,273	46,566	46,750	22	16,054
2013						50,266	50,976	52,511	53,070	52,966	268	16,005
2014							60,018	60,990	60,662	60,867	456	16,735
2015								55,508	56,798	55,659	99	14,366
2016									59,708	58,343	(176)	14,866
2017										55,459	65	13,818
									Total	$506,617

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$31,514	$40,603	$41,868	$41,991	$42,071	$42,607	$42,691	$42,755	$42,755	$42,761
2009		25,321	32,602	34,624	35,422	35,803	35,803	35,849	35,893	36,224
2010			28,032	35,730	36,931	37,926	38,901	39,314	39,318	39,323
2011				41,524	53,226	54,803	56,249	57,065	57,607	58,106
2012					32,879	41,862	43,628	44,543	46,270	46,562
2013						36,555	47,683	50,460	51,457	52,182
2014							43,022	55,679	58,045	59,255
2015								37,208	50,068	52,444
2016									41,652	51,103
2017										38,114
									Total	$476,074
					All outstanding liabilities before 2008, net of reinsurance					(1)
				Liability for losses and settlement expenses, net of reinsurance						$30,542

($ in thousands)
Workers' compensation insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$49,577	$46,240	$44,113	$43,156	$43,766	$43,338	$43,301	$43,737	$42,943	$43,272	$1,540	21,622
2009		46,130	43,335	44,098	44,041	44,093	43,590	43,724	42,774	43,417	1,642	19,236
2010			46,328	49,336	50,057	49,906	49,851	50,069	49,145	49,435	2,032	19,624
2011				47,836	46,724	44,709	44,506	44,427	43,695	44,056	1,831	19,569
2012					51,099	50,094	47,756	46,928	45,088	45,276	2,335	19,380
2013						52,141	51,637	48,946	46,102	45,949	2,509	19,843
2014							51,515	50,973	47,472	47,836	2,902	19,457
2015								54,960	48,919	47,227	1,777	19,177
2016									57,832	48,276	3,084	20,147
2017										52,409	6,721	19,181
									Total	$467,153

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$12,432	$25,214	$31,110	$34,302	$36,024	$37,270	$37,938	$38,654	$39,099	$39,496
2009		11,879	25,157	31,802	35,363	37,409	38,329	39,167	39,583	39,908
2010			14,237	28,074	35,029	39,001	41,437	42,651	43,614	44,175
2011				13,291	26,291	32,237	35,295	37,027	38,437	39,167
2012					14,015	28,109	33,943	37,307	39,456	40,292
2013						14,917	29,219	35,061	37,907	39,254
2014							14,692	28,894	35,883	39,046
2015								14,956	29,023	35,458
2016									15,473	29,592
2017										16,863
									Total	$363,251
					All outstanding liabilities before 2008, net of reinsurance					34,420
				Liability for losses and settlement expenses, net of reinsurance						$138,322

($ in thousands)
Other liability insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$46,327	$40,005	$38,877	$34,689	$38,755	$37,005	$36,305	$35,528	$35,491	$34,941	$538	10,957
2009		44,497	39,908	37,650	34,263	35,614	32,827	32,384	32,521	32,063	647	9,844
2010			41,624	36,213	34,655	38,829	36,137	34,655	34,556	33,736	639	10,144
2011				44,490	42,982	35,125	35,177	33,649	32,452	31,711	992	9,994
2012					42,661	42,081	41,139	40,275	37,093	37,180	38	10,043
2013						47,974	43,837	42,544	42,187	39,175	3,666	10,580
2014							61,382	54,403	52,601	51,047	1,662	10,878
2015								54,221	47,553	43,379	9,566	10,496
2016									59,052	56,384	12,913	10,262
2017										59,420	25,293	8,407
									Total	$419,036

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$4,299	$10,443	$16,525	$24,139	$28,476	$31,270	$32,514	$32,863	$33,162	$33,451
2009		3,294	10,707	16,718	22,276	26,255	28,172	29,722	30,176	30,488
2010			3,403	8,315	15,041	21,732	27,612	29,688	30,711	31,776
2011				4,730	10,572	17,308	22,154	25,647	28,228	29,060
2012					4,720	12,851	19,661	25,095	29,651	32,753
2013						4,414	11,894	21,122	27,642	31,752
2014							5,630	17,267	27,506	35,318
2015								4,331	11,588	19,022
2016									6,403	18,784
2017										6,322
									Total	$268,726
					All outstanding liabilities before 2008, net of reinsurance					13,369
				Liability for losses and settlement expenses, net of reinsurance						$163,679

($ in thousands)
Personal auto liability insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$9,024	$8,221	$8,121	$8,098	$8,094	$7,909	$7,876	$7,833	$7,862	$7,804	$—	6,783
2009		10,168	9,653	9,452	9,386	9,353	9,382	9,339	9,325	9,312	(2)	7,523
2010			9,815	9,851	9,736	9,698	9,700	9,656	9,676	9,649	2	7,431
2011				9,741	9,388	9,331	9,432	9,460	9,311	9,413	10	8,051
2012					10,917	10,756	11,023	10,731	10,537	10,626	7	7,872
2013						10,492	10,384	10,376	10,085	10,085	22	7,235
2014							10,573	9,631	9,331	9,204	27	6,312
2015								9,119	8,638	8,378	181	5,666
2016									7,404	6,584	108	4,693
2017										7,043	553	4,427
									Total	$88,098

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$3,096	$5,798	$6,743	$7,291	$7,558	$7,794	$7,810	$7,809	$7,805	$7,804
2009		3,564	6,393	7,966	8,905	9,049	9,194	9,204	9,278	9,314
2010			3,988	6,666	8,250	9,108	9,401	9,562	9,632	9,631
2011				3,950	6,842	8,129	8,883	9,038	9,153	9,335
2012					4,779	7,439	9,091	9,871	10,244	10,415
2013						4,377	7,521	8,985	9,648	9,932
2014							3,970	6,392	7,755	8,598
2015								3,800	6,229	7,535
2016									3,505	5,427
2017										3,467
									Total	$81,458
					All outstanding liabilities before 2008, net of reinsurance					71
				Liability for losses and settlement expenses, net of reinsurance						$6,711

($ in thousands)
Homeowners insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$22,736	$20,222	$19,894	$19,924	$19,905	$19,886	$19,886	$19,901	$19,908	$19,911	$—	12,999
2009		18,109	16,606	16,467	16,379	16,352	16,394	16,465	16,464	16,467	—	11,486
2010			17,875	17,523	17,074	17,053	17,093	17,129	17,146	17,139	7	12,146
2011				24,530	23,389	22,975	23,309	23,448	23,415	23,350	(19)	14,287
2012					16,057	16,496	16,836	16,929	16,892	16,879	(24)	10,113
2013						14,844	14,833	14,685	14,784	14,737	(14)	8,688
2014							13,228	13,328	13,447	13,427	18	7,423
2015								11,233	11,153	11,041	(25)	5,940
2016									11,801	11,377	87	7,281
2017										9,926	(221)	7,359
									Total	$154,254

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$15,642	$19,385	$19,550	$19,787	$19,891	$19,902	$19,903	$19,902	$19,908	$19,911
2009		12,645	15,885	16,135	16,246	16,288	16,315	16,421	16,464	16,467
2010			13,457	16,633	16,909	17,011	17,128	17,128	17,130	17,132
2011				19,828	22,421	22,737	23,136	23,403	23,370	23,368
2012					13,759	16,283	16,582	16,793	16,859	16,905
2013						11,735	14,285	14,621	14,681	14,703
2014							11,065	13,025	13,215	13,269
2015								8,650	10,456	10,730
2016									10,573	10,869
2017										8,760
									Total	$152,114
					All outstanding liabilities before 2008, net of reinsurance					91
				Liability for losses and settlement expenses, net of reinsurance						$2,231

($ in thousands)
Auto physical damage insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$19,589	$17,743	$17,598	$17,584	$17,578	$17,567	$17,562	$17,558	$17,540	$17,541	$(9)	28,635
2009		18,077	16,744	16,720	16,639	16,593	16,605	16,602	16,587	16,590	(11)	29,424
2010			19,249	18,657	18,538	18,549	18,527	18,532	18,488	18,494	(28)	31,518
2011				21,965	21,003	20,919	20,917	20,915	20,877	20,867	(27)	34,394
2012					21,389	21,342	21,263	21,233	21,161	21,184	(30)	31,099
2013						22,847	22,553	22,486	22,371	22,408	(4)	31,041
2014							24,897	24,115	23,904	23,946	(51)	31,580
2015								27,950	26,612	26,331	(10)	30,665
2016									28,070	27,629	(310)	30,715
2017										28,523	(1,868)	29,755
									Total	$223,513

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$16,491	$17,662	$17,577	$17,570	$17,577	$17,564	$17,560	$17,557	$17,555	$17,550
2009		15,566	16,661	16,687	16,636	16,592	16,603	16,602	16,601	16,599
2010			17,113	18,557	18,529	18,540	18,523	18,528	18,521	18,521
2011				19,849	20,984	20,912	20,904	20,912	20,900	20,892
2012					19,719	21,328	21,256	21,227	21,216	21,216
2013						20,774	22,512	22,463	22,417	22,408
2014							22,743	24,110	23,987	23,978
2015								24,483	26,538	26,327
2016									26,871	27,883
2017										27,452
									Total	$222,826
					All outstanding liabilities before 2008, net of reinsurance					(33)
				Liability for losses and settlement expenses, net of reinsurance						$654

($ in thousands)
Assumed pro rata reinsurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$29,931	$25,463	$24,129	$24,473	$23,972	$24,103	$23,914	$24,068	$24,126	$24,084	$261	Unavailable
2009		23,812	19,364	18,442	17,626	17,447	17,274	17,212	17,204	17,183	225
2010			19,629	17,279	16,658	15,993	15,807	15,589	15,539	15,533	135
2011				30,231	30,316	29,848	29,075	28,459	28,440	28,339	182
2012					22,113	21,580	21,110	18,429	17,855	17,644	349
2013						23,306	30,174	27,545	26,936	25,442	1,883
2014							31,516	27,776	28,007	26,419	753
2015								38,442	35,356	35,148	1,704
2016									35,830	39,412	7,664
2017										29,989	14,704
									Total	$259,193

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$9,263	$18,268	$20,525	$21,744	$22,284	$22,700	$22,950	$23,253	$23,395	$23,476
2009		6,105	13,004	14,644	15,481	16,024	16,283	16,463	16,651	16,748
2010			5,059	12,057	14,081	14,499	15,172	15,212	15,254	15,299
2011				10,220	23,008	26,733	27,477	27,901	27,973	28,037
2012					4,478	12,826	15,159	16,403	16,772	16,852
2013						3,886	12,639	17,963	21,123	21,864
2014							6,052	16,185	20,745	23,567
2015								9,569	22,042	30,356
2016									9,673	22,280
2017										7,674
									Total	$206,153
					All outstanding liabilities before 2008, net of reinsurance					2,599
				Liability for losses and settlement expenses, net of reinsurance						$55,639

($ in thousands)
Assumed excess of loss reinsurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2017
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017	IBNR reserves carried	Cumulative number of reported claims
2008	$43,963	$39,939	$41,427	$40,162	$39,019	$39,606	$37,519	$37,063	$36,928	$37,786	$1,384	Unavailable
2009		38,903	30,552	29,987	30,518	30,167	28,233	27,913	27,142	26,922	1,496
2010			47,426	41,011	40,820	40,307	39,675	40,432	39,628	39,166	1,857
2011				72,124	61,787	60,948	59,345	59,090	58,700	58,279	1,977
2012					58,852	56,119	54,494	53,247	52,896	52,003	2,898
2013						52,699	47,705	45,103	44,947	44,829	3,188
2014							65,573	59,108	60,454	62,009	5,061
2015								60,183	55,190	51,924	6,372
2016									66,995	67,206	9,099
2017										91,994	29,426
									Total	$532,118

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2008	2009	2010	2011	2012	2013	2014	2015	2016	2017
2008	$14,314	$25,556	$28,756	$30,690	$31,320	$32,634	$32,784	$33,216	$33,660	$33,837
2009		8,554	15,896	18,803	21,011	21,882	22,231	22,854	23,032	23,264
2010			9,282	24,759	28,037	30,858	32,700	33,709	35,387	35,646
2011				25,309	42,214	47,965	50,613	52,611	53,906	54,628
2012					21,320	36,266	40,641	43,637	45,174	46,735
2013						11,732	27,635	33,422	37,717	39,520
2014							22,172	39,361	46,163	50,242
2015								13,434	30,495	36,918
2016									18,408	38,913
2017										27,881
									Total	$387,584
					All outstanding liabilities before 2008, net of reinsurance					18,772
				Liability for losses and settlement expenses, net of reinsurance						$163,306

The following table sets forth a reconciliation of the incurred and paid claims development tables to the liability for losses and settlement expenses:

($ in thousands)	December 31, 2017
Net outstanding liabilities for losses and allocated settlement expenses:
Commercial auto liability insurance	$111,134
Commercial property insurance	30,542
Workers' compensation insurance	138,322
Other liability insurance	163,679
Personal auto liability insurance	6,711
Homeowners insurance	2,231
Auto physical damage insurance	654
Assumed pro rata reinsurance	55,639
Assumed excess of loss reinsurance	163,306
Other lines of insurance	2,283
Liability for losses and allocated settlement expenses, net of reinsurance	674,501

Ceded reserves for losses and allocated settlement expenses:
Commercial auto liability insurance	768
Commercial property insurance	4,624
Workers' compensation insurance	10,005
Other liability insurance	3,938
Personal auto liability insurance	1,337
Homeowners insurance	573
Auto physical damage insurance	228
Assumed pro rata reinsurance	7,167
Assumed excess of loss reinsurance	1,444
Other lines of insurance	839
Total ceded reserves for losses and allocated settlement expenses	30,923

Unallocated settlement expenses	27,188
Gross reserve for losses and settlement expenses	$732,612

Average annual percentage payout of incurred claims by age, net of reinsurance
	Supplementary unaudited information
Years	1	2	3	4	5	6	7	8	9	10
Commercial auto liability insurance	23.5%	25.7%	21.2%	15.4%	8.0%	3.2%	1.2%	0.3%	0.3%	0.0%
Commercial property insurance	70.3%	20.1%	4.0%	1.9%	1.7%	0.8%	0.3%	0.1%	0.5%	0.0%
Workers' compensation insurance	30.5%	29.8%	13.8%	7.2%	4.2%	2.5%	1.8%	1.3%	0.9%	0.9%
Other liability insurance	11.5%	19.6%	19.5%	17.2%	12.7%	7.3%	3.5%	1.9%	1.0%	0.8%
Personal auto liability insurance	44.1%	29.4%	14.9%	8.2%	2.6%	1.8%	0.7%	0.3%	0.2%	0.0%
Homeowners insurance	82.2%	14.9%	1.7%	0.9%	0.5%	0.1%	0.2%	0.1%	0.0%	0.0%
Auto physical damage insurance	94.3%	6.6%	(0.3)%	(0.1)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%
Assumed pro rata reinsurance	28.4%	39.5%	15.0%	6.5%	2.7%	0.9%	0.6%	0.9%	0.6%	0.3%
Assumed excess of loss reinsurance	32.3%	31.2%	10.3%	6.7%	3.3%	2.5%	2.1%	0.8%	1.1%	0.5%

5.	ASBESTOS AND ENVIRONMENTAL CLAIMS
The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  Asbestos and environmental losses paid by the Company have averaged $2.9 million per year over the past five years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $11.7 million and $13.3 million ($11.4 million and $13.0 million net of reinsurance) at December 31, 2017 and 2016, respectively.
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
At present, the pool participants are defending approximately 1,872 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are often dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2017, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $12.5 million (mostly settlement expenses).  A coverage-in-place agreement was executed with this former policyholder in 2009 and a national coordinating counsel was retained to address the multi-state litigation issues. The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Approximately 692 asbestos exposure claims associated with this former policyholder remain open. During 2017 a settlement was reached with another former insured, resulting in the Company recognizing $4.5 million (its share) of settlement expenses to remove all past and future asbestos liability exposure related to that policyholder.
While the Company does not have a significant amount of exposure to asbestos claims, management has been strengthening the reserves carried for these exposures each year to the amount believed to be management's best estimate. In 2017, the settlement expense reserves for asbestos claims were strengthened by $900,000.

6.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS
The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2017, 2016 or 2015.
Statutory surplus of the Company’s insurance subsidiaries was $560.1 million and $526.8 million at December 31, 2017 and 2016, respectively.  Statutory net income of the Company’s insurance subsidiaries was $30.1 million, $48.3 million and $48.8 million for 2017, 2016 and 2015, respectively.
The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2017, the Company’s insurance subsidiaries had total adjusted statutory capital of $560.1 million, which exceeds the minimum risk-based capital requirement of $94.4 million.
The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Under Iowa law, the maximum dividend that may be paid within a 12 month period without prior regulatory approval is restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus (North Dakota, the state of domicile of Dakota Fire Insurance Company, imposes similar restrictions, except that it is limited to the lesser of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income excluding capital gains of the preceding calendar year on a statutory basis, not greater than earned statutory surplus).  At December 31, 2017, $54.2 million was available for distribution to the Company in 2018 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

Year ended December 31, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$472,369	$134,789	$—	$607,158

Underwriting profit (loss):
SAP underwriting profit (loss)	2,702	(15,386)	—	(12,684)
GAAP adjustments	5,217	(670)	—	4,547
GAAP underwriting profit (loss)	7,919	(16,056)	—	(8,137)

Net investment income (loss)	32,670	12,771	38	45,479
Net realized investment gains (losses)	4,896	1,660	—	6,556
Other income (loss)	1,171	(1,519)	—	(348)
Interest expense	337	—	—	337
Other expenses	1,128	—	2,269	3,397
Income (loss) before income tax expense (benefit)	$45,191	$(3,144)	$(2,231)	$39,816

Assets	$1,200,636	$484,678	$604,105	$2,289,419
Eliminations	—	—	(599,036)	(599,036)
Reclassifications	(1,393)	(6,273)	(777)	(8,443)
Total assets	$1,199,243	$478,405	$4,292	$1,681,940

Year ended December 31, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$456,467	$135,941	$—	$592,408

Underwriting profit (loss):
SAP underwriting profit (loss)	4,276	11,377	—	15,653
GAAP adjustments	(934)	(1,023)	—	(1,957)
GAAP underwriting profit (loss)	3,342	10,354	—	13,696

Net investment income (loss)	33,886	13,591	13	47,490
Net realized investment gains (losses)	4,082	(8)	—	4,074
Other income (loss)	594	417	—	1,011
Interest expense	337	—	—	337
Other expenses	721	—	2,006	2,727
Income (loss) before income tax expense (benefit)	$40,846	$24,354	$(1,993)	$63,207

Assets	$1,122,037	$455,493	$554,164	$2,131,694
Eliminations	—	—	(540,249)	(540,249)
Reclassifications	—	(1,932)	(700)	(2,632)
Total assets	$1,122,037	$453,561	$13,215	$1,588,813

Year ended December 31, 2015	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$447,197	$123,069	$—	$570,266

Underwriting profit (loss):
SAP underwriting profit (loss)	2,494	13,228	—	15,722
GAAP adjustments	5,460	41	—	5,501
GAAP underwriting profit (loss)	7,954	13,269	—	21,223

Net investment income (loss)	32,668	12,923	(9)	45,582
Net realized investment gains (losses)	4,163	1,990	—	6,153
Other income (loss)	771	954	—	1,725
Interest expense	337	—	—	337
Other expenses	748	—	1,942	2,690
Income (loss) before income tax expense (benefit)	$44,471	$29,136	$(1,951)	$71,656

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2017, by line of insurance.

	Year ended December 31,
($ in thousands)	2017	2016	2015
Property and casualty insurance segment
Commercial lines:
Automobile	$118,224	$110,941	$105,904
Property	108,162	105,012	104,303
Workers' compensation	100,552	96,517	92,828
Other liability	98,674	96,630	92,665
Other	8,719	8,374	8,079
Total commercial lines	434,331	417,474	403,779

Personal lines	38,038	38,993	43,418
Total property and casualty insurance	$472,369	$456,467	$447,197

Reinsurance segment
Pro rata reinsurance	$44,636	$56,317	$47,421
Excess of loss reinsurance	90,153	79,624	75,648
Total reinsurance	$134,789	$135,941	$123,069

Consolidated	$607,158	$592,408	$570,266

8.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and the estimated fair values of the Company’s financial instruments as of December 31, 2017 and 2016 are summarized in the tables below.

December 31, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$8,078
U.S. government-sponsored agencies	297,949	297,949
Obligations of states and political subdivisions	307,536	307,536
Commercial mortgage-backed	83,980	83,980
Residential mortgage-backed	119,799	119,799
Other asset-backed	24,114	24,114
Corporate	433,560	433,560
Total fixed maturity securities available-for-sale	1,275,016	1,275,016

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	43,522
Information technology	35,810	35,810
Healthcare	30,595	30,595
Consumer staples	14,127	14,127
Consumer discretionary	20,538	20,538
Energy	16,905	16,905
Industrials	28,489	28,489
Other	16,421	16,421
Non-redeemable preferred stocks	21,708	21,708
Total equity securities available-for-sale	228,115	228,115

Short-term investments	23,613	23,613

Liabilities:
Surplus notes	25,000	16,689

December 31, 2016	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$7,830
U.S. government-sponsored agencies	239,197	239,197
Obligations of states and political subdivisions	335,757	335,757
Commercial mortgage-backed	37,572	37,572
Residential mortgage-backed	96,434	96,434
Other asset-backed	26,393	26,393
Corporate	456,516	456,516
Total fixed maturity securities available-for-sale	1,199,699	1,199,699

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,122
Information technology	30,542	30,542
Healthcare	24,707	24,707
Consumer staples	19,100	19,100
Consumer discretionary	22,321	22,321
Energy	19,071	19,071
Industrials	24,245	24,245
Other	18,384	18,384
Non-redeemable preferred stocks	20,347	20,347
Total equity securities available-for-sale	213,839	213,839

Short-term investments	39,670	39,670

Liabilities:
Surplus notes	25,000	11,228

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2017 and 2016, the Company had no securities priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  Two of these are equity securities that are reported as Level 3 fair value measurements since no observable inputs are used in their valuations.  The largest of these equity security holdings is in a privately placed non-redeemable convertible preferred stock investment in a start-up technology company that Employers Mutual is working closely with in its data analytics activities. This security is carried at its cost, which is presumed to approximate fair value. The other equity security, a much smaller holding, continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the NAIC.  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service consist of eight fixed maturity securities (nine at December 31, 2016). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements. The fair values for these fixed maturity securities were obtained from either the SVO, the Company’s investment custodian, or the Company's investment department using similar pricing techniques as the Company's independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of December 31, 2017 and 2016.

December 31, 2017		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$—	$8,078	$—
U.S. government-sponsored agencies	297,949	—	297,949	—
Obligations of states and political subdivisions	307,536	—	307,536	—
Commercial mortgage-backed	83,980	—	83,980	—
Residential mortgage-backed	119,799	—	119,799	—
Other asset-backed	24,114	—	24,114	—
Corporate	433,560	—	432,940	620
Total fixed maturity securities available-for-sale	1,275,016	—	1,274,396	620

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	43,519	—	3
Information technology	35,810	35,810	—	—
Healthcare	30,595	30,595	—	—
Consumer staples	14,127	14,127	—	—
Consumer discretionary	20,538	20,538	—	—
Energy	16,905	16,905	—	—
Industrials	28,489	28,489	—	—
Other	16,421	16,421	—	—
Non-redeemable preferred stocks	21,708	9,512	10,196	2,000
Total equity securities available-for-sale	228,115	215,916	10,196	2,003

Short-term investments	23,613	23,613	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	16,689	—	—	16,689

December 31, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,830	$—	$7,830	$—
U.S. government-sponsored agencies	239,197	—	239,197	—
Obligations of states and political subdivisions	335,757	—	335,757	—
Commercial mortgage-backed	37,572	—	37,572	—
Residential mortgage-backed	96,434	—	96,434	—
Other asset-backed	26,393	—	26,393	—
Corporate	456,516	—	455,534	982
Total fixed maturity securities available-for-sale	1,199,699	—	1,198,717	982

Equity securities available-for-sale:
Common stocks:
Financial services	35,122	35,119	—	3
Information technology	30,542	30,542	—	—
Healthcare	24,707	24,707	—	—
Consumer staples	19,100	19,100	—	—
Consumer discretionary	22,321	22,321	—	—
Energy	19,071	19,071	—	—
Industrials	24,245	24,245	—	—
Other	18,384	18,384	—	—
Non-redeemable preferred stocks	20,347	11,074	7,273	2,000
Total equity securities available-for-sale	213,839	204,563	7,273	2,003

Short-term investments	39,670	39,670	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	11,228	—	—	11,228

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016.  Any unrealized gains or losses on these securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Balance at December 31, 2015	$1,329	$3	$—	$1,332
Purchases	—	—	2,000	2,000
Settlements	(345)	—	—	(345)
Unrealized losses included in other comprehensive income (loss)	(2)	—	—	(2)
Balance at December 31, 2016	982	3	2,000	2,985
Settlements	(356)	—	—	(356)
Unrealized losses included in other comprehensive income (loss)	(6)	—	—	(6)
Balance at December 31, 2017	$620	$3	$2,000	$2,623

There were no transfers into or out of Levels 1 or 2 during 2017 or 2016.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2017 and 2016 are as follows.  All securities are classified as available-for-sale and are carried at fair value.

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,115	$—	$37	$8,078
U.S. government-sponsored agencies	303,932	122	6,105	297,949
Obligations of states and political subdivisions	290,038	17,729	231	307,536
Commercial mortgage-backed	84,058	591	669	83,980
Residential mortgage-backed	120,554	2,479	3,234	119,799
Other asset-backed	23,934	625	445	24,114
Corporate	422,535	11,490	465	433,560
Total fixed maturity securities	1,253,166	33,036	11,186	1,275,016

Equity securities:
Common stocks:
Financial services	30,103	13,594	175	43,522
Information technology	18,308	17,504	2	35,810
Healthcare	18,877	11,876	158	30,595
Consumer staples	9,275	4,917	65	14,127
Consumer discretionary	10,935	9,640	37	20,538
Energy	12,441	5,381	917	16,905
Industrials	12,746	15,757	14	28,489
Other	11,058	5,363	—	16,421
Non-redeemable preferred stocks	20,531	1,216	39	21,708
Total equity securities	144,274	85,248	1,407	228,115
Total securities available-for-sale	$1,397,440	$118,284	$12,593	$1,503,131

December 31, 2016	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,841	$—	$11	$7,830
U.S. government-sponsored agencies	249,495	311	10,609	239,197
Obligations of states and political subdivisions	319,663	17,034	940	335,757
Commercial mortgage-backed	37,964	741	1,133	37,572
Residential mortgage-backed	102,307	1,435	7,308	96,434
Other asset-backed	26,592	732	931	26,393
Corporate	445,663	12,232	1,379	456,516
Total fixed maturity securities	1,189,525	32,485	22,311	1,199,699

Equity securities:
Common stocks:
Financial services	22,922	12,410	210	35,122
Information technology	19,832	10,739	29	30,542
Healthcare	16,092	8,700	85	24,707
Consumer staples	13,438	5,787	125	19,100
Consumer discretionary	14,812	7,672	163	22,321
Energy	14,276	4,873	78	19,071
Industrials	13,005	11,258	18	24,245
Other	13,071	5,345	32	18,384
Non-redeemable preferred stocks	20,031	483	167	20,347
Total equity securities	147,479	67,267	907	213,839
Total securities available-for-sale	$1,337,004	$99,752	$23,218	$1,413,538

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position as of December 31, 2017 and 2016, listed by length of time the securities were consistently in an unrealized loss position.

December 31, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$8,078	$37	$—	$—	$8,078	$37
U.S. government-sponsored agencies	134,284	1,491	127,604	4,614	261,888	6,105
Obligations of states and political subdivisions	—	—	14,416	231	14,416	231
Commercial mortgage-backed	32,155	221	8,530	448	40,685	669
Residential mortgage-backed	30,003	394	22,948	2,840	52,951	3,234
Other asset-backed	—	—	13,440	445	13,440	445
Corporate	28,314	329	4,047	136	32,361	465
Total fixed maturity securities	232,834	2,472	190,985	8,714	423,819	11,186
Equity securities:
Common stocks:
Financial services	4,391	175	—	—	4,391	175
Information technology	344	2	—	—	344	2
Healthcare	2,532	158	—	—	2,532	158
Consumer staples	575	65	—	—	575	65
Consumer discretionary	992	37	—	—	992	37
Energy	3,181	917	—	—	3,181	917
Industrials	3,016	14	—	—	3,016	14
Non-redeemable preferred stocks	—	—	1,961	39	1,961	39
Total equity securities	15,031	1,368	1,961	39	16,992	1,407
Total temporarily impaired securities	$247,865	$3,840	$192,946	$8,753	$440,811	$12,593

December 31, 2016	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$7,830	$11	$—	$—	$7,830	$11
U.S. government-sponsored agencies	202,900	10,609	—	—	202,900	10,609
Obligations of states and political subdivisions	43,777	940	—	—	43,777	940
Commercial mortgage-backed	21,695	1,133	—	—	21,695	1,133
Residential mortgage-backed	26,217	1,232	23,625	6,076	49,842	7,308
Other asset-backed	19,091	931	—	—	19,091	931
Corporate	82,657	1,273	8,625	106	91,282	1,379
Total fixed maturity securities	404,167	16,129	32,250	6,182	436,417	22,311
Equity securities:
Common stocks:
Financial services	1,462	12	908	198	2,370	210
Information technology	1,947	29	—	—	1,947	29
Healthcare	3,585	85	—	—	3,585	85
Consumer staples	2,427	125	—	—	2,427	125
Consumer discretionary	1,637	163	—	—	1,637	163
Energy	1,621	33	1,188	45	2,809	78
Industrials	779	18	—	—	779	18
Other	1,472	32	—	—	1,472	32
Non-redeemable preferred stocks	3,356	44	1,877	123	5,233	167
Total equity securities	18,286	541	3,973	366	22,259	907
Total temporarily impaired securities	$422,453	$16,670	$36,223	$6,548	$458,676	$23,218

All of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2017.
No individual equity security accounted for a material amount of unrealized losses. Because the Company has the ability and intent to hold these securities for a reasonable amount of time to allow for recovery, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2017.
All of the Company’s preferred stock holdings that are in an unrealized loss position are perpetual preferred stocks.  The Company evaluates these perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2017.

The amortized cost and estimated fair values of fixed maturity securities at December 31, 2017, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$40,543	$41,094
Due after one year through five years	173,741	177,883
Due after five years through ten years	368,782	376,119
Due after ten years	463,572	474,251
Securities not due at a single maturity date	206,528	205,669
Totals	$1,253,166	$1,275,016

A summary of realized investment gains and (losses) is as follows:

	Year ended December 31,
($ in thousands)	2017	2016	2015
Fixed maturity securities available-for-sale:
Gross realized investment gains	$545	$2,054	$725
Gross realized investment losses	(4,849)	(2,829)	(251)

Equity securities available-for-sale:
Gross realized investment gains	19,792	15,078	12,741
Gross realized investment losses	(1,592)	(2,675)	(4,110)
"Other-than-temporary" impairments	(1,088)	(1,055)	(1,481)

Other long-term investments, net	(6,252)	(6,499)	(1,471)
Totals	$6,556	$4,074	$6,153

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The amounts reported as “other-than-temporary” impairments on equity securities do not include any individually significant items. The net realized investment losses recognized on other long-term investments primarily represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy, but for 2016 also included an "other-than-temporary" impairment loss of $209,000 on an investment that conveys investment tax credits.

A summary of net investment income is as follows:

	Year ended December 31,
($ in thousands)	2017	2016	2015
Interest on fixed maturity securities	$39,992	$41,499	$42,261
Dividends on equity securities	6,032	6,922	5,617
Income on reverse repurchase agreements	306	236	117
Interest on short-term investments	273	121	2
Return on long-term investments	1,126	514	(461)
Total investment income	47,729	49,292	47,536
Securities litigation income	12	111	32
Investment expenses	(2,262)	(1,913)	(1,986)
Net investment income	$45,479	$47,490	$45,582

A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is included in the table below.

	Year ended December 31,
($ in thousands)	2017	2016	2015
Fixed maturity securities	$11,676	$(20,634)	$(16,685)
Deferred income tax expense (benefit)	4,086	(7,222)	(5,840)
Total fixed maturity securities	7,590	(13,412)	(10,845)

Equity securities	17,481	4,293	(10,997)
Deferred income tax expense (benefit)	6,119	1,502	(3,849)
Total equity securities	11,362	2,791	(7,148)
Total available-for-sale securities	$18,952	$(10,621)	$(17,993)

10.	INCOME TAXES
On December 22, 2017 the TCJA was signed into law. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Since the change in tax rate is not effective until 2018, current tax expense in 2017 is unaffected; however, the temporary tax differences that comprised the net deferred income tax liability at the enactment date are now projected to reverse at the lower 21 percent tax rate. The re-measurement of deferred income tax assets and liabilities resulted in the recognition of a $9.1 million deferred income tax benefit.
On December 22, 2017, the Securities Exchange Commission issued Staff Accounting Bulletin No. 118 (SAB 118), which allows a company to record a provisional amount for certain income tax effects of the TCJA that are based on reasonable estimates in circumstances in which the accounting is incomplete. Pursuant to SAB 118, the Company made reasonable estimates of the effects the TCJA had on the deferred income tax assets and liabilities. For other items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company is using existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment until further guidance is released by the Internal Revenue Service (IRS) with updated discount factors. The Company will continue to gather information to provide a more precise re-measurement of deferred income tax assets and liabilities, and expects to complete its analysis of the effects of the TCJA within a year of the enactment date.
Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset (liability) at December 31, 2017 and 2016 are as follows:

	December 31,
($ in thousands)	2017	2016
Loss reserve discounting	$7,507	$13,442
Unearned premium reserve limitation	10,284	16,497
Other policyholders' funds payable	2,103	4,574
Other, net	2,202	2,561
Total deferred income tax asset	22,096	37,074
Net unrealized holding gains on investment securities	(22,195)	(26,786)
Deferred policy acquisition costs	(8,634)	(14,328)
Retirement benefits	(3,714)	(3,510)
Other, net	(2,573)	(3,771)
Total deferred income tax liability	(37,116)	(48,395)
Net deferred income tax liability	$(15,020)	$(11,321)

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s deferred income tax assets will be realized.

The actual income tax expense for the years ended December 31, 2017, 2016 and 2015 differed from the “expected” income tax expense for those years (computed by applying the United States federal corporate tax rate of 35 percent to income before income tax expense) as follows:

	Year ended December 31,
($ in thousands)	2017	2016	2015
Computed "expected" income tax expense	$13,936	$22,123	$25,079
Increases (decreases) in tax resulting from:
Deferred income tax benefit from enactment of the TCJA	(9,056)	—	—
Tax-exempt interest income	(2,715)	(2,803)	(2,805)
Dividends received deduction	(1,291)	(1,429)	(1,136)
Proration of tax-exempt interest and dividends received deduction	601	635	591
Investment tax credits	(672)	(1,392)	—
Other, net	(225)	(130)	(235)
Total income tax expense	$578	$17,004	$21,494
Comprehensive income tax expense included in the consolidated financial statements for the years ended December 31, 2017, 2016 and 2015 is as follows. The deferred income tax benefit that resulted from the enactment of the TCJA in 2017 is included in the "operations" line.

	Year ended December 31,
($ in thousands)	2017	2016	2015
Income tax expense (benefit) on:
Operations	$578	$17,004	$21,494
Change in unrealized holding gains on investment securities	10,205	(5,720)	(9,689)
Change in funded status of retirement benefit plans:
Pension plans	1,694	414	(1,748)
Postretirement benefit plans	(774)	(1,345)	(1,071)
Comprehensive income tax expense	$11,703	$10,353	$8,986

The Company had no provision for uncertain income tax positions at December 31, 2017 or 2016.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during 2017, 2016 or 2015.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

11.	SURPLUS NOTES
The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual at an interest rate of 1.35 percent.  The Inter-Company Committees of the boards of directors of the Company and Employers Mutual approved a change in the interest rate on the surplus notes to 2.73 percent effective February 1, 2018, subject to regulatory approval. Reviews of the interest rate are conducted every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense on these surplus notes was $337,000 in 2017, 2016 and 2015.  At December 31, 2017, the Company’s property and casualty insurance subsidiaries had received approval for the payment of the 2017 interest expense on the surplus notes.

12.	EMPLOYEE RETIREMENT PLANS
Employers Mutual has various employee benefit plans, including a qualified defined benefit pension plan, a non-qualified defined benefit supplemental pension plan, a retiree life insurance benefit and a retiree health reimbursement arrangement (HRA) benefit.
The qualified defined benefit plan covers substantially all of its employees.  This plan is funded by employer contributions and provides a benefit under a cash balance formula for most employees; however, benefits are provided to a few long-term employees based on a traditional benefit formula. On December 18, 2017, Employers Mutual notified its employees that effective January 1, 2019, the benefits provided under the cash balance formula will be based on a combination of age and years of service, rather than just age.  This change did not have a material impact on the pension benefit obligation. Benefits generally vest after three years of service or the attainment of 55 years of age.  It is Employers Mutual’s funding policy to make contributions sufficient to be in compliance with minimum regulatory funding requirements, plus additional amounts as determined by management.
Employers Mutual’s non-qualified defined benefit supplemental retirement plan provides additional retirement benefits for a select group of management and highly-compensated employees.  This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the Internal Revenue Service (IRS) and to recognize compensation that has been deferred in the non-qualified deferred compensation plan.  The plan is unfunded and benefits generally vest after three years of service.
Employers Mutual also offers postretirement benefit plans which provide an HRA and life insurance benefits for eligible retired employees. Substantially all of its employees may become eligible for those benefits if they reach age 55 and have attained the required length of service while working for Employers Mutual. Under the HRA, Employers Mutual reimburses eligible participants, up to a pre-determined maximum, for amounts expended to enroll in publicly available individual health care plans and/or pay for qualifying out-of-pocket health care costs. The obligations of the HRA are based on the total amount of reimbursements expected to be made by Employers Mutual over the lives of the participants, rather than the total amount of medical benefits expected to be paid over the participants’ lives. Therefore, the obligations of the HRA are not directly impacted by changes in the cost of health care. However, the maximum amount Employers Mutual will reimburse eligible participants is adjusted periodically based on an analysis of the change in health care costs. Such adjustments are reflected as plan amendments and increased the postretirement benefit plans' benefit obligation $2.7 million in 2017 and $2.2 million in 2016. During December 2017, Employers Mutual notified its employees that the life insurance benefit will be eliminated for employees retiring after 2018. As a result, the postretirement benefit plans' benefit obligation as of December 31, 2017 decreased $3.8 million. This change is also reflected as a plan amendment. The life insurance plan is noncontributory.  The benefits provided under both plans are subject to change.
Employers Mutual maintains a Voluntary Employee Beneficiary Association (VEBA) trust that has historically been used to accumulate funds for the payment of postretirement benefits. Given the overfunded position of the postretirement benefit plans, contributions to the VEBA trust are not anticipated for the foreseeable future.

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2017 and 2016, based upon measurement dates of December 31, 2017 and 2016, respectively.

	Pension plans		Postretirement benefit plans
($ in thousands)	2017	2016	2017	2016
Change in projected benefit obligation:
Benefit obligation at beginning of year	$284,194	$269,904	$55,651	$51,449
Service cost	15,135	14,432	1,362	1,273
Interest cost	11,190	10,161	2,281	2,215
Actuarial loss	12,577	5,361	3,278	357
Benefits paid	(14,852)	(15,664)	(2,455)	(2,377)
Medicare subsidy reimbursements	—	—	—	553
Plan amendments	—	—	(1,113)	2,181
Projected benefit obligation at end of year	308,244	284,194	59,004	55,651

Change in plan assets:
Fair value of plan assets at beginning of year	300,915	283,231	67,809	66,320
Actual return on plan assets	54,255	23,081	10,304	3,866
Employer contributions	8,686	10,267	—	—
Benefits paid	(14,852)	(15,664)	(2,455)	(2,377)
Fair value of plan assets at end of year	349,004	300,915	75,658	67,809
Funded status	$40,760	$16,721	$16,654	$12,158

The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement.
Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
($ in thousands)	2017	2016	2017	2016
Assets:
Prepaid pension and postretirement benefits	$16,327	$9,065	$4,356	$3,249
Liability:
Pension and postretirement benefits	(4,185)	(4,097)	—	—
Net amount recognized	$12,142	$4,968	$4,356	$3,249

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”, before deferred income taxes:

	Pension plans		Postretirement benefit plans
($ in thousands)	2017	2016	2017	2016
Net actuarial loss	$(11,598)	$(18,927)	$(4,950)	$(6,147)
Prior service (cost) credit	—	(6)	16,407	19,441
Net amount recognized	$(11,598)	$(18,933)	$11,457	$13,294

During 2018, the Company will amortize $150,000 of net actuarial loss and no prior service cost associated with the pension plans into net periodic benefit cost.  In addition, the Company will amortize $260,000 of net actuarial loss and $3.2 million of prior service credit associated with the postretirement benefit plans into net periodic postretirement benefit income in 2018.
Amounts recognized in the Company’s consolidated statements of comprehensive income, before deferred income taxes:

	Pension plans		Postretirement benefit plans
($ in thousands)	2017	2016	2017	2016
Net actuarial gain (loss)	$7,329	$1,174	$1,197	$376
Prior service (cost) credit	6	9	(3,034)	(4,221)
Net amount recognized	$7,335	$1,183	$(1,837)	$(3,845)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s non-qualified pension plan.  The amounts related to the qualified pension plan are not included since the plan assets exceeded the accumulated benefit obligation.

	Year ended December 31,
($ in thousands)	2017	2016
Projected benefit obligation	$13,950	$13,656
Accumulated benefit obligation	12,272	12,182
Fair value of plan assets	—	—

The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
($ in thousands)	2017	2016	2015
Pension plans:
Service cost	$15,135	$14,432	$13,962
Interest cost	11,190	10,161	9,311
Expected return on plan assets	(20,765)	(19,361)	(20,298)
Amortization of net actuarial loss	3,643	4,311	2,710
Amortization of prior service cost	20	31	31
Net periodic pension benefit cost	$9,223	$9,574	$5,716

Postretirement benefit plans:
Service cost	$1,362	$1,273	$1,411
Interest cost	2,281	2,215	2,148
Expected return on plan assets	(4,311)	(4,224)	(4,416)
Amortization of net actuarial loss	1,371	1,494	1,745
Amortization of prior service credit	(11,154)	(11,338)	(11,466)
Net periodic postretirement benefit income	$(10,451)	$(10,580)	$(10,578)

The net periodic postretirement benefit income recognized on Employers Mutual's postretirement benefit plans is due to a plan amendment that was announced in the fourth quarter of 2013. This plan amendment generated a prior service credit that is being amortized into net periodic benefit cost over a period of 10 years.

Net periodic pension benefit cost allocated to the Company amounted to $2.8 million, $2.9 million and $1.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Net periodic postretirement benefit income allocated to the Company for the years ended December 31, 2017, 2016 and 2015 amounted to $2.9 million, $3.0 million, and $3.0 million, respectively.
The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2017	2016
Pension plans:
Discount rate	3.60%	4.07%
Rate of compensation increase:
Qualified pension plan	5.09%	5.07%
Non-qualified pension plan	4.45%	4.53%

Postretirement benefit plans:
Discount rate	3.63%	4.21%

The weighted-average assumptions used to measure the net periodic benefit costs are as follows:

	Year ended December 31,
	2017	2016	2015
Pension plans:
Discount rate	4.07%	3.90%	3.57%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase:
Qualified pension plan	5.08%	5.07%	4.73%
Non-qualified pension plan	4.47%	4.56%	4.68%

Postretirement benefit plans:
Discount rate	4.21%	4.42%	4.04%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.
The following benefit payments, which reflect expected future service, are expected to be paid from the plans over the next ten years:

($ in thousands)	Pension benefits	Postretirement benefits
2018	$20,276	$3,175
2019	22,628	3,383
2020	23,050	3,560
2021	19,841	3,636
2022	22,655	3,690
2023 - 2027	119,538	18,679

Employers Mutual manages its VEBA trust assets internally.  The VEBA trust assets are reviewed relative to liabilities to determine the optimum allocation focusing on both asset accumulation and income generation. Assets contained in the VEBA trust are invested in fixed income, international equity and domestic equity mutual funds, an emerging markets exchange traded fund (ETF) and universal life insurance policies issued by EMC National Life Company, an affiliate of Employers Mutual, that carry a guaranteed interest rate of 4.5 percent.
See note 8 for a discussion on fair value measurement.  Following is a description of the valuation techniques and inputs used for each major class of assets measured at fair value in Employers Mutual’s VEBA trust.

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

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash surrender value, which approximates fair value.
The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

December 31, 2017		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$1,254	$1,254	$—	$—
Emerging markets ETF	4,803	4,803	—	—
Mutual funds	54,180	54,180	—	—
Life insurance contracts	14,524	—	—	14,524
Cash	897	897	—	—
Total benefit plan assets	$75,658	$61,134	$—	$14,524

December 31, 2016		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$1,485	$1,485	$—	$—
Emerging markets ETF	3,743	3,743	—	—
Mutual funds	47,916	47,916	—	—
Life insurance contracts	14,159	—	—	14,159
Cash	506	506	—	—
Total benefit plan assets	$67,809	$53,650	$—	$14,159

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016.

	Fair value measurements using significant unobservable (Level 3) inputs
	Life insurance contracts
($ in thousands)	2017	2016
Balance at beginning of year	$14,159	$13,792
Actual return on plan assets:
Increase in cash surrender value of life insurance contracts	365	367
Balance at end of year	$14,524	$14,159

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
Following is a description of the valuation techniques and inputs used for pooled separate accounts, the only major class of assets measured at fair value in Employers Mutual’s qualified pension plan.

•
Pooled Separate Accounts:  Each of the funds held by the Plan is in a pooled or commingled investment vehicle that is maintained by the fund sponsor, each with many investors.  The Plan asset is represented by a “unit of account” and a per unit value, whose value is the accumulated value of the underlying investments less liabilities. The net asset value is determined by the issuer of the fund by taking the fair value of the underlying investments less any liabilities divided by the number of units outstanding. Sponsors of the funds specify the source(s) used for the underlying investment asset prices and the protocol used to value each fund.

In accordance with ASU 2015-07, a fair value hierarchy table is not included here since all of the Plan's investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient, which are not classified in the fair value hierarchy. Presented below are the fair values of assets held in Employers Mutual's defined benefit retirement plan:

	December 31,
($ in thousands)	2017	2016
Pooled separate accounts	$349,004	$300,915
Total benefit plan assets	$349,004	$300,915

Employers Mutual plans to contribute approximately $8.0 million to the pension plan in 2018. No contributions are expected to be made to the VEBA trust in 2018.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $2.9 million, $2.7 million and $2.5 million in 2017, 2016 and 2015, respectively.

13.	STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan for non-employee directors. Employers Mutual also has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock in the open market; or 3) directly purchasing common stock from the Company at the current fair value. Employers Mutual's current practice is to purchase common stock from the Company for use in all of its stock plans (including its non-employee director stock purchase plan and its employee stock purchase plan). A portion of the compensation expense recognized by Employers Mutual (as the requisite service period for granted options and restricted stock awards/units is rendered) is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement.

Stock Plans
On May 26, 2017, the Company registered 150,000 shares of its common stock for use in the EMC Insurance Group Inc. 2017 Non-Employee Director Stock Plan (the "2017 Director Plan"). The 2017 Director Plan provides for the awarding of non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to the Company's non-employee directors. During 2017, 2,000 shares of restricted stock were granted to non-employee directors of the Company under this plan. These shares of restricted stock vest over a one year period. Dividends on the unvested restricted stock are accrued and will be paid to the directors at the time of vesting.
Employers Mutual currently maintains two separate stock plans for the benefit of officers and key employees of Employers Mutual and its subsidiaries.  A total of 3,000,000 shares of the Company’s common stock have been reserved for issuance under the 2007 Employers Mutual Casualty Company Stock Incentive Plan (2007 Plan), and a total of 1,000,000 shares have been reserved for issuance under the Employers Mutual Casualty Company 2017 Stock Incentive Plan (2017 Plan).
Both of Employers Mutual's plans permit the issuance of performance shares, performance units, and other stock-based awards, in addition to qualified (incentive) and non-qualified stock options, stock appreciation rights, restricted stock and restricted stock units.  Both plans provide for a ten-year time limit for granting awards. No additional grants can be made under the 2007 Plan due to the expiration of the term of the plan. The Senior Executive Compensation Committee of Employers Mutual’s Board of Directors grants the awards and is the administrator of the plans.  The Company’s Compensation Committee must consider and approve all awards granted to the Company’s executive officers. Awards granted to directors are approved by the Company's Corporate Governance and Nominating Committee.
Options granted under the 2007 Plan generally had a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices cannot be less than the fair value of the common stock on the date of grant. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. With the exception of death, permanent disability or a change in control, any unvested shares of restricted stock are forfeited on termination of employment, including retirement. Holders of unvested shares of restricted stock receive compensation income equal to the amount of any dividends declared on the common stock.
During 2017, Employers Mutual began issuing restricted stock unit awards rather than restricted stock awards. In connection with this change, Employers Mutual will now acquire stock to fulfill its obligations to the recipients of the restricted stock unit awards on the date they vest, rather than on the grant date of the awards. Because of this change, an account Employers Mutual established to hold previously granted restricted stock awards until they vest will contain excess shares of the Company's stock stemming from forfeitures and surrenders. During 2017, the Company repurchased 67,974 shares of stock from this unvested restricted stock account at an average cost of $27.34. Like restricted stock awards, restricted stock unit awards generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. Upon death, disability or change in control, any granted but unvested restricted stock units become fully vested and settled. Upon qualifying for "Approved Retirement" [attaining 70 points (combined age plus whole years of continuous service) with a minimum age of 55 years, or reaching age 65], restricted stock units will generally become non-forfeitable on a pro-rated basis over the 12 months following the grant date. Settlement of non-forfeitable restricted stock units is deferred until the date on which the restricted stock units otherwise vest and settle pursuant to the normal four-year vesting schedule. Holders of unvested restricted stock units do not receive compensation income equal to the amount of dividends declared on the common stock.
During 2016, 2,000 shares of restricted stock were granted to non-employee directors of the Company under the 2007 Plan. These shares of restricted stock vest over a period of three years, or upon a director reaching 75 years of age while an active director. The directors are entitled to receive compensation income (equal to the amount of dividends paid on the Company's common stock) earned on unvested shares of restricted stock.

The Company recognized compensation expense from these plans of $801,000 ($521,000 net of tax), $788,000 ($512,000 net of tax) and $500,000 ($325,000 net of tax) in 2017, 2016 and 2015, respectively.  Due to the historically small number of forfeitures, the Company has elected to recognize the reduction to compensation expense from forfeitures as they occur.
A summary of the stock option activity under Employers Mutual’s stock plans for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
	2017		2016		2015
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding, beginning of year	649,012	$14.65	1,006,171	$14.92	1,351,802	$14.89
Exercised	(222,921)	14.88	(321,312)	15.31	(323,486)	14.86
Expired	(18,805)	15.16	(34,947)	16.32	(20,850)	14.11
Forfeited	(975)	13.99	(900)	13.99	(1,295)	14.68
Outstanding, end of year	406,311	$14.51	649,012	$14.65	1,006,171	$14.92

Exercisable, end of year	406,311	$14.51	593,224	$14.72	824,365	$14.95

As discussed above, during 2017 Employers Mutual began issuing restricted stock unit awards to eligible employees. These awards are accounted for as liability-based awards, whereby the liability is remeasured at each reporting date as the average of the high and low trading prices of the Company's common stock on that date. Upon settlement, the Company will receive the full fair value for all shares issued. The Company's share of this liability at December 31, 2017 was $543,000. A summary of restricted stock unit awards activity for 2017 is as follows:

Year ended December 31, 2017
Number of awards
Non-vested, beginning of year	—
Granted	116,288
Vested	—
Forfeited	2,233
Non-vested, end of year	114,055

For restricted stock awards, the average of the high and low trading prices of the Company's common stock on the dates of grant were used to determine their fair values. The Company received in 2016 and 2015 the full fair value, as of the grant date, for all shares issued in connection with Employers Mutual's grant of restricted stock awards.  At December 31, 2017, the Company’s portion of the unrecognized compensation cost associated with restricted stock awards that are not currently vested was $640,000 with a 1.56 year weighted-average period over which the compensation expense is expected to be recognized. The Company's portion of the total fair value of restricted stock awards that vested was $545,000, $414,000 and $233,000 in 2017, 2016 and 2015, respectively. A summary of restricted stock awards activity for 2017, 2016 and 2015 is as follows:

	Year ended December 31,
	2017		2016		2015
	Number of awards	Weighted- average grant-date fair value	Number of awards	Weighted- average grant-date fair value	Number of awards	Weighted- average grant-date fair value
Non-vested, beginning of year	234,281	$22.31	216,944	$20.40	155,864	$19.21
Granted	2,000	26.95	118,588	24.56	117,146	21.36
Vested	(85,192)	21.31	(69,057)	19.98	(40,941)	18.99
Forfeited	(7,039)	22.57	(32,194)	22.73	(15,125)	19.35
Non-vested, end of year	144,050	$22.96	234,281	$22.31	216,944	$20.40

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock plans was $901,000, $1.1 million and $770,000 in 2017, 2016 and 2015, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company receives the full fair value, as of the exercise date, for all shares issued in connection with option exercises. Additional information relating to options outstanding and options vested (exercisable) at December 31, 2017 is as follows:

	December 31, 2017
($ in thousands, except share and per share amounts)	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining term
Options outstanding	406,311	$14.51	$5,910	2.81
Options exercisable	406,311	$14.51	$5,910	2.81

Incentive stock options generally do not generate income tax deductions for the Company.  The Company has recorded a deferred income tax benefit for non-qualified stock options and restricted stock awards that have been issued.  The Company’s portion of the current income tax deduction realized from exercises of non-qualified stock options was $239,000, $284,000 and $121,000 in 2017, 2016 and 2015, respectively. These actual deductions are generally in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits), which reduce income tax expense (prior to 2016 were recorded to additional paid in capital). The income tax benefit that results from disqualifying dispositions of stock purchased through the exercise of incentive stock options is deemed immaterial.

Employee Stock Purchase Plan
On May 30, 2008, the Company registered 750,000 shares of its common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  All employees are eligible to participate in the plan. An employee may participate in the plan by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution (employees designated as “Insiders” are required to give six months advance notice prior to participating in the plan).  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Directors of Employers Mutual, which has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants.  Expenses allocated to the Company in connection with this plan totaled $100,000, $78,000 and $59,000 in 2017, 2016 and 2015, respectively.

During 2017, shares were purchased under the plan at prices ranging from $23.64 to $25.15.  Activity under the plan was as follows:

	Year ended December 31,
	2017	2016	2015
Shares available for purchase, beginning of year	349,404	414,883	471,459
Shares purchased under the plan	(77,819)	(65,479)	(56,576)
Shares available for purchase, end of year	271,585	349,404	414,883

Non-Employee Director Stock Purchase Plan
On March 14, 2013, the Company registered 300,000 shares of its common stock for issuance under the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan.  All non-employee directors of Employers Mutual and its subsidiaries and affiliates, as well as non-employee directors of the Company, are eligible to participate in the plan.  Each eligible director can purchase shares of common stock at 75 percent of the fair value of the stock on the exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan will continue through the period of the 2023 annual meetings.  The plan is administered by the Corporate Governance and Nominating Committee of the Board of Directors of Employers Mutual.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of the participants.  Expenses allocated to the Company in connection with this plan totaled $65,000, $84,000 and $62,000 in 2017, 2016 and 2015, respectively.
During 2017, shares were purchased under the plan at prices ranging from $20.15 to $23.15.  Activity under the plan was as follows:

	Year ended December 31,
	2017	2016	2015
Shares available for purchase, beginning of year	249,843	264,446	279,809
Shares purchased under the plan	(14,470)	(14,603)	(15,363)
Shares available for purchase, end of year	235,373	249,843	264,446

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
Employers Mutual did not participate in this plan in 2017, 2016 or 2015.  Activity under the plan was as follows:

	Year ended December 31,
	2017	2016	2015
Shares available for purchase, beginning of year	971,222	976,697	982,227
Shares purchased under the plan	(5,421)	(5,475)	(5,530)
Shares available for purchase, end of year	965,801	971,222	976,697
Lowest purchase price	$26.94	$22.09	$21.02
Highest purchase price	$31.09	$30.50	$26.43

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME
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

	Accumulated other comprehensive income by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2015	$60,369	$(17,306)	$15,370	$(1,936)	$58,433
Other comprehensive income (loss) before reclassifications	(3,885)	(542)	(339)	(881)	(4,766)
Amounts reclassified from accumulated other comprehensive income	(6,736)	1,549	(2,399)	(850)	(7,586)
Other comprehensive income (loss)	(10,621)	1,007	(2,738)	(1,731)	(12,352)
Balance at December 31, 2016	49,748	(16,299)	12,632	(3,667)	46,081
Other comprehensive income (loss) before reclassifications	27,278	5,571	96	5,667	32,945
Amounts reclassified from accumulated other comprehensive income	(8,326)	958	(2,047)	(1,089)	(9,415)
Other comprehensive income (loss)	18,952	6,529	(1,951)	4,578	23,530
Reclassification of tax effects from accumulated other comprehensive income resulting from TCJA	14,797	(3,304)	2,280	(1,024)	13,773
Balance at December 31, 2017	$83,497	$(13,074)	$12,961	$(113)	$83,384

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three years ended December 31, 2017.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Year ended December 31, 2017	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for net realized investment gains included in net income	$12,809	Net realized investment gains, excluding impairment losses on securities available-for-sale
Deferred income tax expense	(4,483)	Total income tax expense
Net reclassification adjustment	8,326	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(1,474)	(1)
Prior service credit	3,150	(1)
Total before tax	1,676
Deferred income tax expense	(587)
Net reclassification adjustment	1,089

Total reclassification adjustment	$9,415

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 12, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Year ended December 31, 2016	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for net realized investment gains included in net income	$10,364	Net realized investment gains, excluding impairment losses on securities available-for-sale
Deferred income tax expense	(3,628)	Total income tax expense
Net reclassification adjustment	6,736	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(2,383)	(1)
Prior service credit	3,690	(1)
Total before tax	1,307
Deferred income tax expense	(457)
Net reclassification adjustment	850

Total reclassification adjustment	$7,586

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 12, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income
Accumulated other comprehensive income components	Year ended December 31, 2015	Affected line item in the consolidated statements of income
Unrealized gains on investments:
Reclassification adjustment for net realized investment gains included in net income	$7,624	Net realized investment gains, excluding impairment losses on securities available-for-sale
Deferred income tax expense	(2,668)	Total income tax expense
Net reclassification adjustment	4,956	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(1,327)	(1)
Prior service credit	3,307	(1)
Total before tax	1,980
Deferred income tax expense	(693)
Net reclassification adjustment	1,287

Total reclassification adjustment	$6,243

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 12, Employee Retirement Plans, for additional details).

15.	STOCK REPURCHASE PROGRAMS
Stock Repurchase Plans
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  During 2016, the Company repurchased 17,300 shares under this program at an average cost of $22.14.

Stock Purchase Plan
During the second quarter of 2005, Employers Mutual initiated a $15.0 million stock purchase program under which Employers Mutual may purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is in effect.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2017, 2016 and 2015.  As of December 31, 2017, $4.5 million remained available under this plan for additional purchases.

16.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2027.  All of these lease costs are included as expenses under the pooling agreement.  The following table reflects the Company's share of lease commitments as of December 31, 2017.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Lease commitments
Real estate operating leases	$2,207	$423	$820	$530	$434

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $706,000 and $851,000 as of December 31, 2017 and 2016, respectively.  Premium tax offsets of $897,000 and $1.0 million, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2017 and 2016, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $2.0 million and $1.9 million as of December 31, 2017 and 2016, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.
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

17. UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
($ in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2017
Total revenues	$154,457	$164,150	$165,918	$174,320

Income (loss) before income tax expense (benefit)	$8,440	$7,229	$(440)	$24,587
Income tax expense (benefit)	1,636	1,725	(1,186)	(1,597)
Net income	$6,804	$5,504	$746	$26,184

Net income per common share - basic and diluted[1]	$0.32	$0.26	$0.03	$1.23

	Three months ended,
($ in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2016
Total revenues	$153,871	$160,336	$162,378	$168,398

Income (loss) before income tax expense (benefit)	$20,877	$8,087	$5,047	$29,196
Income tax expense (benefit)	6,223	1,959	918	7,904
Net income	$14,654	$6,128	$4,129	$21,292

Net income per common share - basic and diluted[1]	$0.70	$0.29	$0.20	$1.01
1 Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income per share may not total to annual net income per share.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule I – Summary of Investments-
Other than Investment in Related Parties
December 31, 2017

($ in thousands)
Type of investment	Cost	Fair value	Amount at which shown in the balance sheet

Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,115	$8,078	$8,078
U.S. government-sponsored agencies	303,932	297,949	297,949
Obligations of states and political subdivisions	290,038	307,536	307,536
Commercial mortgage-backed	84,058	83,980	83,980
Residential mortgage-backed	120,554	119,799	119,799
Other asset-backed	23,934	24,114	24,114
Corporate	422,535	433,560	433,560
Total fixed maturity securities	1,253,166	1,275,016	1,275,016

Equity securities:
Common stocks:
Financial services	30,103	43,522	43,522
Information technology	18,308	35,810	35,810
Healthcare	18,877	30,595	30,595
Consumer staples	9,275	14,127	14,127
Consumer discretionary	10,935	20,538	20,538
Energy	12,441	16,905	16,905
Industrials	12,746	28,489	28,489
Other	11,058	16,421	16,421
Non-redeemable preferred stocks	20,531	21,708	21,708
Total equity securities	144,274	228,115	228,115

Other long-term investments	13,648	XXXX	13,648

Short-term investments	23,613	23,613	23,613
Total investments	$1,434,701	XXXX	$1,540,392

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets

	December 31,
($ in thousands, except share and per share amounts)	2017	2016
ASSETS
Investments:
Common stock of subsidiaries (equity method)	$599,036	$540,249
Equity securities available-for-sale, at fair value (cost $2,000 and $2,000)	2,000	2,000
Short-term investments	1,900	10,874
Total investments	602,936	553,123

Cash	255	184
Accrued investment income	1	3
Prepaid assets	136	154
Income taxes recoverable	777	700
Total assets	$604,105	$554,164

LIABILITIES
Accounts payable	$80	$46
Amounts due affiliate to settle inter-company transaction balances	160	740
Deferred income taxes	19	36
Total liabilities	259	822

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,455,545 shares in 2017 and 21,222,535 shares in 2016	21,455	21,223
Additional paid-in capital	124,556	119,054
Accumulated other comprehensive income	83,384	46,081
Retained earnings	374,451	366,984
Total stockholders' equity	603,846	553,342
Total liabilities and stockholders' equity	$604,105	$554,164
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Income

	Year ended December 31,
($ in thousands)	2017	2016	2015
REVENUES
Dividends received from subsidiaries	$5,719	$9,707	$9,180
Investment income (loss)	38	13	(9)
Total revenues	5,757	9,720	9,171
Operating expenses (affiliated $1,124, $1,139 and $1,074)	2,269	2,006	1,942
Income before income tax benefit and equity in undistributed net income of subsidiaries	3,488	7,714	7,229
Income tax benefit	(794)	(698)	(682)
Income before equity in undistributed net income of subsidiaries	4,282	8,412	7,911
Equity in undistributed net income of subsidiaries	34,956	37,791	42,251
Net income	$39,238	$46,203	$50,162
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Comprehensive Income

	Year ended December 31,
($ in thousands)	2017	2016	2015
Net income	$39,238	$46,203	$50,162

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities, net of deferred income taxes	27,278	(3,885)	(13,037)
Reclassification adjustment for realized investment gains included in net income, net of income taxes	(8,326)	(6,736)	(4,956)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income taxes:
Net actuarial loss	958	1,549	863
Prior service credit	(2,047)	(2,399)	(2,150)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,089)	(850)	(1,287)
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	5,571	(542)	(3,637)
Prior service credit (cost)	96	(339)	(312)
Total change in funded status of affiliate's pension and postretirement benefit plans	5,667	(881)	(3,949)

Other comprehensive income (loss)	23,530	(12,352)	(23,229)

Total comprehensive income	$62,768	$33,851	$26,933
All balances labeled with "affiliate" above are the result of related party transactions with Employers Mutual. All other comprehensive income (loss) balances presented above are from the Registrant's subsidiaries.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2017	2016	2015
Net cash provided by operating activities	$3,726	$9,170	$7,893

Cash flows from investing activities
Capital contributions to subsidiaries	(300)	(500)	—
Purchases of equity securities available-for-sale	—	(2,000)	—
Net (purchases) disposals of short-term investments	8,974	(1,113)	(3,030)
Net cash (used in) provided by investing activities	8,674	(3,613)	(3,030)

Cash flows from financing activities
Issuance of common stock through affiliate’s stock plans	7,527	11,070	9,078
Excess tax benefit associated with affiliate’s stock plans	—	—	95
Repurchase of common stock	(1,858)	(383)	—
Dividends paid to stockholders (affiliated $(10,006), $(9,182) and $(8,162))	(17,998)	(16,196)	(14,174)
Net cash used in financing activities	(12,329)	(5,509)	(5,001)

Net increase (decrease) in cash	71	48	(138)
Cash at the beginning of the year	184	136	274
Cash at the end of the year	$255	$184	$136

Income taxes recovered	$700	$716	$559
Interest paid	$—	$—	$—
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule III – Supplementary Insurance Information
For Years Ended December 31, 2017, 2016 and 2015

($ in thousands)
Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2017
Property and casualty insurance	$37,140	$502,864	$236,030	$472,369	$32,670	$302,973	$79,734	$74,133	$484,027
Reinsurance	3,974	229,748	21,767	134,789	12,771	118,996	29,176	2,673	132,274
Parent company	—	—	—	—	38	—	—	—	—
Consolidated	$41,114	$732,612	$257,797	$607,158	$45,479	$421,969	$108,910	$76,806	$616,301

Year ended December 31, 2016
Property and casualty insurance	$36,295	$486,387	$220,697	$456,467	$33,886	$294,369	$78,493	$66,463	$463,673
Reinsurance	4,644	204,145	24,188	135,941	13,591	92,528	29,910	3,149	131,030
Parent company	—	—	—	—	13	—	—	—	—
Consolidated	$40,939	$690,532	$244,885	$592,408	$47,490	$386,897	$108,403	$69,612	$594,703

Year ended December 31, 2015
Property and casualty insurance	$35,219	$480,413	$212,652	$447,197	$32,668	$291,883	$75,701	$63,954	$454,434
Reinsurance	5,501	198,361	26,783	123,069	12,923	78,853	26,483	4,464	124,504
Parent company	—	—	—	—	(9)	—	—	—	—
Consolidated	$40,720	$678,774	$239,435	$570,266	$45,582	$370,736	$102,184	$68,418	$578,938

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule IV – Reinsurance
For Years Ended December 31, 2017, 2016 and 2015

($ in thousands)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2017
Consolidated earned premiums	$384,993	$437,881	$660,046	$607,158	108.7%

Year ended December 31, 2016
Consolidated earned premiums	$382,300	$426,946	$637,054	$592,408	107.5%

Year ended December 31, 2015
Consolidated earned premiums	$366,752	$407,531	$611,045	$570,266	107.2%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations
For Years Ended December 31, 2017, 2016 and 2015

($ in thousands)	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income
Year ended December 31, 2017	$41,114	$732,612	$—	$257,797	$607,158	$45,441
Year ended December 31, 2016	$40,939	$690,532	$—	$244,885	$592,408	$47,477
Year ended December 31, 2015	$40,720	$678,774	$—	$239,435	$570,266	$45,591

	Losses and settlement expenses incurred related to		Amortization of deferred policy acquisition costs	Paid losses and settlement expenses	Premiums written
($ in thousands)	Current year	Prior years
Year ended December 31, 2017	$441,588	$(19,619)	$108,910	$392,586	$616,301
Year ended December 31, 2016	$427,838	$(40,941)	$108,403	$372,888	$594,703
Year ended December 31, 2015	$405,850	$(35,114)	$102,184	$348,081	$578,938

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.
The information required by Item 10 regarding the audit committee financial expert and the members of the Company’s Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Corporate Governance of the Company- Board Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018.
The information required by Item 10 regarding the Company’s directors is incorporated by reference from the information under the captions “Election of Directors” and “Corporate Governance of the Company - Board Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018.
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2018.
The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and/or persons performing similar functions.  The code of ethics is posted on the Corporate Governance page of the Company’s website found at investors.emcins.com.  In the event that the Company makes any amendments to, or grants any waivers from, a provision of the ethics policy that requires disclosure under applicable Securities and Exchange Commission rules, the Company intends to disclose such amendments or waivers and the reasons therefore on its website.

ITEM 11.	EXECUTIVE COMPENSATION
See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2018, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management and Directors” and “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2018, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Certain Relationships and Related Persons Transactions” and “Corporate Governance of the Company- Independence of Directors” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2018, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the information under the caption “Independent Registered Public Accounting Firm’s Fees” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2018, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management's Report on Internal Control Over Financial Reporting	94
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	97
	Report of Independent Registered Public Accounting Firm	98
	Consolidated Balance Sheets, December 31, 2017 and 2016	97
	Consolidated Statements of Income for the years ended December 31, 2017, 2016 and 2015	99
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	100
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016 and 2015	101
	Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	102
	Notes to Consolidated Financial Statements	104

2.	Schedules

	Schedule I - Summary of Investments - Other Than Investments in Related Parties	163
	Schedule II - Condensed Financial Information of Registrant	164
	Schedule III - Supplementary Insurance Information	168
	Schedule IV - Reinsurance	169
	Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations	170

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Exhibits required by Item 601

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company's Form 8-K filed on May 7, 2015 under Item 5.03)

	3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on November 9, 2017 under Item 5.03)

10.	Material contracts

10.1.1
EMC Insurance Companies Amended and Restated Reinsurance Pooling Agreements Between Employers Mutual Casualty Company and Certain of its Affiliated Companies (incorporated by reference to Exhibit 10.1.1 filed with the Company's Form 10-Q for the quarterly period ended March 31, 2017)

10.1.2
100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company (incorporated by reference to Exhibit 10.1.2 filed with the Company's Form 10-K for the year ended December 31, 2015)

10.1.3
Excess of Loss Reinsurance Agreement between EMC Reinsurance Company and Employers Mutual Casualty Company, as amended (incorporated by reference to Exhibit 10.1.3 filed with the Company’s Form 8-K filed on January 22, 2014 under Item 1.01)

10.1.4
Aggregate Catastrophe Excess of Loss and Per Occurrence Catastrophe Excess of Loss Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company (incorporated by reference to Exhibit 10.1.4 filed with the Company's Form 8-K filed on January 4, 2017 under Item 1.01)

10.1.5
Semi-Annual Aggregate Catastrophe Excess of Loss Reinsurance Contract between Employers Mutual Casualty Company and Dakota Fire Insurance Company, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company (incorporated by reference to Exhibit 10.1.5 filed with the Company's Form 8-K filed on January 4, 2017 under Item 1.01)

10.2.1	Summary of compensation for the Company’s non-employee directors (incorporated by reference to Exhibit 10.2.2 filed with the Company's Form 8-K filed on March 6, 2017 under Item 1.01)*

10.2.2	Employers Mutual Casualty Company Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.2.3 filed with the Company's Form 8-K filed on May 20, 2016 under Item 5.07)*

10.2.3	Executive Contingent Salary Plan – EMC Reinsurance Company*

10.2.4	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.5	EMC Reinsurance Company Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.6 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.6	Employers Mutual Casualty Company Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.7 filed with the Company's Form 8-K filed on May 20, 2016 under item 5.07)*

10.2.7	Senior Executive Compensation Bonus Program (incorporated by reference to Exhibit 10.2.3 filed with the Company's Form 8-K filed on December 29, 2014 under item 5.02)*

10.2.8
Retirement and Transition Agreement between Kevin Hovick and Employers Mutual Casualty Company and any and all of its affiliates (incorporated by reference to Exhibit 10.2.8 filed with the Company's Form 8-K filed on August 30, 2017 under item 5.02)*

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

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan (incorporated by reference to Exhibit 10.3.5 filed with the Company's Form 10-K for the calendar year ended December 31, 2013)*

10.3.6	Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan*

10.4.1
Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4.1 filed with the Company's Form 8-K filed on May 27, 2016 under Item 8.01)*

10.4.2	2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan (incorporated by reference to Registration Statement No. 333-187250)*

10.4.3	EMC Insurance Group Inc. 2017 Non-Employee Director Stock Plan (incorporated by reference to Registration Statement No. 333-218264)*

10.4.4	2007 Employers Mutual Casualty Company Stock Incentive Plan (incorporated by reference to Registration Statement No. 333-143457)*

		10.4.5	Employers Mutual Casualty Company 2017 Stock Incentive Plan (incorporated by reference to Registration Statement No. 333-222326)*

		10.4.6	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Registration Statement No. 333-187622)

		10.5.1	Surplus Note – EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

		10.5.2	Surplus Note – Illinois EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.2 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

		10.5.3	Surplus Note – Dakota Fire Insurance Company (incorporated by reference to Exhibit 10.5.3 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2013)

		10.5.4	Inter-Company Loan Agreement (incorporated by reference to Exhibit 10.5.4 filed with the Company’s Form 10-K for the calendar year ended December 31, 2016)

		10.6.1	Investment Management Agreement

		10.6.2	Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc.

		10.6.3	Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC

10.6.4
Agreement for Payment of Taxes between Employers Mutual Casualty Company and EMC Insurance Group Inc. and its subsidiaries individually (incorporated by reference to Exhibit 10.6.4 filed with the Company’s Form 10-K for the calendar year ended December 31, 2016)

	21.	Subsidiaries of the Registrant

23.
Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 333-187250, 333-218264, 333-143457, 333-222326 and 333-151299) and Form S-3 (Registration No. 333-187622)

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2018.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2018.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer
and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Mark E. Reese
Stephen A. Crane*
Chairman of the Board

/s/ Mark E. Reese
Peter S. Christie*
Director

/s/ Mark E. Reese
Jonathan R. Fletcher*
Director

/s/ Mark E. Reese
Robert L. Howe*
Director

/s/ Mark E. Reese
Gretchen H. Tegeler*
Director

* by power of attorney