Form 10-Q
period 2018-03-31
EMC INSURANCE GROUP INC
filed 2018-05-04
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2018
Common stock, $1.00 par value	21,541,316

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,258,390 and $1,253,166)	$1,256,473	$1,275,016
Equity investments, at fair value (cost $146,520 and $144,274)	220,498	228,115
Equity investments, at alternative measurement of cost less impairments	2,000	—
Other long-term investments	17,212	13,648
Short-term investments	21,664	23,613
Total investments	1,517,847	1,540,392

Cash	382	347
Reinsurance receivables due from affiliate	31,276	31,650
Prepaid reinsurance premiums due from affiliate	11,601	12,789
Deferred policy acquisition costs (affiliated $42,667 and $40,848)	42,892	41,114
Prepaid pension and postretirement benefits due from affiliate	20,593	20,683
Accrued investment income	11,616	11,286
Amounts receivable under reverse repurchase agreements	22,250	16,500
Accounts receivable	906	1,604
Goodwill	942	942
Other assets (affiliated $4,034 and $4,423)	4,848	4,633
Total assets	$1,665,153	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $732,840 and $726,413)	$737,055	$732,612
Unearned premiums (affiliated $257,992 and $256,434)	259,071	257,797
Other policyholders' funds (all affiliated)	9,586	10,013
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	214	367
Pension benefits payable to affiliate	3,953	4,185
Income taxes payable	1,751	544
Deferred income taxes	8,227	15,020
Other liabilities (affiliated $18,493 and $27,520)	38,947	32,556
Total liabilities	1,083,804	1,078,094

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,519,498 shares in 2018 and 21,455,545 shares in 2017	21,519	21,455
Additional paid-in capital	126,106	124,556
Accumulated other comprehensive income (loss)	(2,167)	83,384
Retained earnings	435,891	374,451
Total stockholders' equity	581,349	603,846
Total liabilities and stockholders' equity	$1,665,153	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2018	2017
REVENUES
Premiums earned (affiliated $154,246, and $143,611)	$155,786	$144,487
Net investment income	11,371	11,007
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(5,393)	(627)
Other income (affiliated $1,581 and $1,009)	1,615	870
Total revenues	163,379	155,737

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $110,570 and $94,771)	110,628	96,285
Dividends to policyholders (all affiliated)	2,120	2,722
Amortization of deferred policy acquisition costs (affiliated $26,917 and $26,595)	27,292	26,811
Other underwriting expenses (affiliated $22,920 and $20,693)	22,855	20,634
Interest expense (all affiliated)	142	84
Other expenses (affiliated $498 and $467)	870	761
Total losses and expenses	163,907	147,297
Income (loss) before income tax expense (benefit)	(528)	8,440

INCOME TAX EXPENSE (BENEFIT)
Current	1,206	2,046
Deferred	(1,658)	(410)
Total income tax expense (benefit)	(452)	1,636
Net income (loss)	$(76)	$6,804

Net income (loss) per common share - basic and diluted	$—	$0.32

Dividend per common share	$0.22	$0.21

Average number of common shares outstanding - basic and diluted	21,501,897	21,254,430
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2018	2017
Net income (loss)	$(76)	$6,804

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income tax expense (benefit) of $(5,042) and $5,226	(18,969)	9,705
Reclassification adjustment for net realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of $51 and $(581)	193	(1,079)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(144) and $(147):
Net actuarial loss	81	239
Prior service credit	(622)	(511)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(541)	(272)

Other comprehensive income (loss)	(19,317)	8,354

Total comprehensive income (loss)	$(19,393)	$15,158
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2017	$21,455	$124,556	$83,384	$374,451	$603,846
Cumulative adjustment for adoption of financial instruments recognition and measurement changes			(66,234)	66,234	—
Issuance of common stock through stock plans	94	2,304			2,398
Repurchase of common stock	(30)	(772)			(802)
Increase resulting from stock-based compensation expense		18			18
Other comprehensive income (loss)			(19,317)		(19,317)
Net income (loss)				(76)	(76)
Dividends paid to public stockholders ($0.22 per share)				(2,128)	(2,128)
Dividends paid to affiliate ($0.22 per share)				(2,590)	(2,590)
Balance at March 31, 2018	$21,519	$126,106	$(2,167)	$435,891	$581,349

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2016	$21,223	$119,054	$46,081	$366,984	$553,342
Issuance of common stock through stock plans	76	1,877			1,953
Repurchase of common stock	(64)	(1,694)			(1,758)
Increase resulting from stock-based compensation expense		7			7
Other comprehensive income (loss)			8,354		8,354
Net income (loss)				6,804	6,804
Dividends paid to public stockholders ($0.21 per share)				(1,956)	(1,956)
Dividends paid to affiliate ($0.21 per share)				(2,472)	(2,472)
Balance at March 31, 2017	$21,235	$119,244	$54,435	$369,360	$564,274
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(76)	$6,804
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Losses and settlement expenses (affiliated $6,427 and $5,016)	4,443	4,597
Unearned premiums (affiliated $1,558 and $2,021)	1,274	1,595
Other policyholders' funds due to affiliate	(427)	550
Amounts due to/from affiliate to settle inter-company transaction balances	(153)	(12,135)
Net pension and postretirement benefits due from affiliate	(827)	(512)
Reinsurance receivables due from affiliate	374	(171)
Prepaid reinsurance premiums due from affiliate	1,188	(1,035)
Commissions payable (affiliated $(7,893) and $(7,270))	(7,817)	(7,270)
Deferred policy acquisition costs (affiliated $(1,819) and $905)	(1,778)	1,023
Accrued investment income	(330)	(1,081)
Current income tax	1,207	1,682
Deferred income tax	(1,658)	(410)
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	5,393	627
Other, net (affiliated $(727) and $(3,145))	2,644	1,997
Total adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	3,533	(10,543)
Net cash provided by (used in) operating activities	3,457	(3,739)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(53,019)	(39,461)
Disposals of fixed maturity securities available-for-sale	51,447	41,013
Purchases of equity investments	(20,143)	(17,490)
Disposals of equity investments	19,168	12,134
Purchases of other long-term investments	(4,507)	(6,087)
Disposals of other long-term investments	2,305	365
Net (purchases) disposals of short-term investments	1,949	14,140
Net receipts under reverse repurchase agreements	2,500	3,500
Net cash (used in) provided by investing activities	(300)	8,114
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	2,398	1,953
Repurchase of common stock	(802)	(1,758)
Dividends paid to stockholders (affiliated $(2,590) and $(2,472))	(4,718)	(4,428)
Net cash used in financing activities	(3,122)	(4,233)
NET INCREASE IN CASH	35	142
Cash at the beginning of the year	347	307
Cash at the end of the quarter	$382	$449
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
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
In reading these financial statements, reference should be made to the Company’s 2017 Form 10-K or the 2017 Annual Report to Stockholders for more detailed footnote information.

Accounting Pronouncements Adopted
In January 2016, the Financial Accounting Standards Board (FASB) updated its guidance related to the Financial Instruments-Overall Subtopic 825-10 of the Accounting Standards CodificationTM (Codification or ASC).  The objective of this update is to enhance the reporting model for financial instruments to provide financial statement users with more decision-useful information. The major change in reporting from this update is a requirement that equity investments (excluding those accounted for under the equity method of accounting or those that are consolidated) be measured at fair value, with changes in fair value recognized in net income. All of the Company's common and preferred stock equity investments were already measured at fair value, as they were classified as available-for-sale with changes in fair value recognized in other comprehensive income (excludes those investments that were consolidated and those that were accounted for under the equity method of accounting). The Company adopted this guidance on January 1, 2018, recording a cumulative-effect adjustment that moved $66.2 million from accumulated other comprehensive income to retained earnings, which is the amount of net unrealized investment gains on available-for-sale equity securities as of December 31, 2017, net of deferred income taxes. A privately placed non-redeemable convertible preferred stock investment in a start-up technology company was determined to not have a readily determinable fair value. As such, the cost less impairment alternative measurement is being used for this investment in lieu of fair value. Management uses the equity method of accounting for certain investment company limited partnerships classified as other long-term investments in which the Company has minor ownership interests. In connection with the adoption of this new guidance, beginning January 1, 2018, the equity adjustments for these investments are being reported as realized investment gains and losses from other long-term investments, rather than net investment income.

In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting, if a subtotal of income from operations is presented. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. In conjunction with the adoption of this updated guidance, management elected to report all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact net income/loss amounts reported for the first quarters of 2018 or 2017, as other income and other underwriting expenses increased by the same amount ($1.9 million and $1.3 million, in the first quarters of 2018 and 2017, respectively). The prohibition against including net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets was adopted prospectively on January 1, 2018. The impact of the exclusion of these costs from capitalized assets resulted in a negligible impact on the deferred policy acquisition cost asset calculation at March 31, 2018 compared to that which would have been calculated under previous guidance.

2.	TRANSACTIONS WITH AFFILIATES
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective from January 1, 2018 through June 30, 2018, and has a retention of $22.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.0 million. The second treaty is effective from July 1, 2018 through December 31, 2018, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. The terms of these treaties were the same in 2017, with the exception of the retention amount contained in the treaty covering the first half of the year, which was $20.0 million. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $467,000 for the three months ended March 31, 2018, compared to $573,000 in 2017. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.6 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.6 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The terms of the program were the same in 2017 with the exception of the costs, which were $1.7 million for the per occurrence treaty and $3.2 million for the annual aggregate treaty. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled a negative $753,000 for the three months ended March 31, 2018, compared to $9,000 in 2017.
The reinsurance subsidiary purchases additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program. No recoveries have been made from external parties in 2018 or 2017.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2018 and 2017 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended March 31, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$100,044	$—	$100,044
Assumed from nonaffiliates	1,018	41,121	42,139
Assumed from affiliates	130,201	—	130,201
Ceded to nonaffiliates	(7,970)	(2,005)	(9,975)
Ceded to affiliates	(103,024)	(1,313)	(104,337)
Net premiums written	$120,269	$37,803	$158,072

Premiums earned
Direct	$95,745	$—	$95,745
Assumed from nonaffiliates	1,002	41,092	42,094
Assumed from affiliates	129,148	—	129,148
Ceded to nonaffiliates	(8,538)	(2,625)	(11,163)
Ceded to affiliates	(98,725)	(1,313)	(100,038)
Net premiums earned	$118,632	$37,154	$155,786

Losses and settlement expenses incurred
Direct	$52,287	$—	$52,287
Assumed from nonaffiliates	992	26,415	27,407
Assumed from affiliates	85,967	358	86,325
Ceded to nonaffiliates	(2,991)	(399)	(3,390)
Ceded to affiliates	(52,754)	753	(52,001)
Net losses and settlement expenses incurred	$83,501	$27,127	$110,628

	Three months ended March 31, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$96,752	$—	$96,752
Assumed from nonaffiliates	919	33,505	34,424
Assumed from affiliates	124,800	—	124,800
Ceded to nonaffiliates	(8,133)	(2,024)	(10,157)
Ceded to affiliates	(99,731)	(1,213)	(100,944)
Net premiums written	$114,607	$30,268	$144,875

Premiums earned
Direct	$95,898	$—	$95,898
Assumed from nonaffiliates	1,015	34,689	35,704
Assumed from affiliates	122,097	—	122,097
Ceded to nonaffiliates	(6,484)	(2,637)	(9,121)
Ceded to affiliates	(98,878)	(1,213)	(100,091)
Net premiums earned	$113,648	$30,839	$144,487

Losses and settlement expenses incurred
Direct	$62,761	$—	$62,761
Assumed from nonaffiliates	752	21,240	21,992
Assumed from affiliates	76,742	364	77,106
Ceded to nonaffiliates	(1,401)	(830)	(2,231)
Ceded to affiliates	(63,334)	(9)	(63,343)
Net losses and settlement expenses incurred	$75,520	$20,765	$96,285

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

	Three months ended March 31,
($ in thousands)	2018	2017
Gross reserves at beginning of year	$732,612	$690,532
Re-valuation due to foreign currency exchange rates	525	(1,913)
Less ceded reserves at beginning of year	30,923	20,664
Net reserves at beginning of year	701,164	671,781

Incurred losses and settlement expenses related to:
Current year	116,204	111,189
Prior years	(5,576)	(14,904)
Total incurred losses and settlement expenses	110,628	96,285

Paid losses and settlement expenses related to:
Current year	24,262	22,923
Prior years	81,877	69,826
Total paid losses and settlement expenses	106,139	92,749

Net reserves at end of period	705,653	675,317
Plus ceded reserves at end of period	30,549	20,788
Re-valuation due to foreign currency exchange rates	853	(976)
Gross reserves at end of period	$737,055	$695,129

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
Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the three months ended March 31, 2018 and 2017.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2018 Development
For the property and casualty insurance segment, the March 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $2.1 million from the estimate at December 31, 2017.  This decrease represents 0.4 percent of the December 31, 2017 gross carried reserves and is primarily attributed to decreases in the ultimate loss ratios for several accident years, including 2017, due to reductions in expected ultimate frequency and/or severity in the workers' compensation line of business. The commercial auto liability of business experienced adverse development due to higher than expected severity in the 2017 accident year.

For the reinsurance segment, the March 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $3.4 million from the estimate at December 31, 2017.  This decrease represents 1.5 percent of the December 31, 2017 gross carried reserves and is primarily attributed to lower ultimate loss estimates impacting accident years 2014-2017 for the property pro rata, catastrophe and per risk excess, and property-casualty global excess lines of business. The favorable development was partially offset by adverse development on casualty excess contracts for years 2007, 2012, 2014 and 2017, whose ultimates were increased in response to higher than expected reported losses.

2017 Development
For the property and casualty insurance segment, the March 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $8.5 million from the estimate at December 31, 2016.  This decrease represented 1.7 percent of the December 31, 2016 gross carried reserves and was primarily attributed to reductions in prior year ultimate loss ratios for most lines of business except commercial auto liability. The other liability and workers' compensation lines of business were the largest contributors to favorable development. The ultimate loss ratios for accident years 2001 through 2016 in the other liability line of business were decreased slightly due to declines in expected ultimate claim frequency and/or severity, while in workers' compensation the favorable development was concentrated in accident year 2016 as reported losses to date were materially less than anticipated in the original claim frequency and severity assumptions. Due to increases in projected ultimate claim frequency and severity, the ultimate loss ratios in the commercial auto line of business were increased for accident years 2012 through 2014 and 2016, producing adverse reserve development for that line of business. Prior years' asbestos settlement expense reserves were also strengthened producing adverse reserve development.
For the reinsurance segment, the March 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $6.4 million from the estimate at December 31, 2016.  This decrease represented 3.2 percent of the December 31, 2016 gross carried reserves and was primarily attributed to favorable prior year reserve development in the casualty excess and property/casualty global excess contract types.

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

Summarized financial information for the Company’s segments is as follows:

Three months ended March 31, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$118,632	$37,154	$—	$155,786

Underwriting profit (loss):
SAP underwriting profit (loss)	(9,036)	1,563	—	(7,473)
GAAP adjustments	262	102	—	364
GAAP underwriting profit (loss)	(8,774)	1,665	—	(7,109)

Net investment income	8,148	3,218	5	11,371
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(3,293)	(2,100)	—	(5,393)
Other income (loss)	2,051	(436)	—	1,615
Interest expense	142	—	—	142
Other expenses	233	—	637	870
Income (loss) before income tax expense (benefit)	$(2,243)	$2,347	$(632)	$(528)

Assets	$1,185,069	$481,257	$581,742	$2,248,068
Eliminations	—	—	(576,656)	(576,656)
Reclassifications	(316)	(5,045)	(898)	(6,259)
Total assets	$1,184,753	$476,212	$4,188	$1,665,153

Three months ended March 31, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$113,648	$30,839	$—	$144,487

Underwriting profit (loss):
SAP underwriting profit (loss)	(2,594)	3,247	—	653
GAAP adjustments	(2,287)	(331)	—	(2,618)
GAAP underwriting profit (loss)	(4,881)	2,916	—	(1,965)

Net investment income	8,015	2,983	9	11,007
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(597)	(30)	—	(627)
Other income (loss)	1,441	(571)	—	870
Interest expense	84	—	—	84
Other expenses	179	—	582	761
Income (loss) before income tax expense (benefit)	$3,715	$5,298	$(573)	$8,440

Year ended December 31, 2017
Assets	$1,200,636	$484,678	$604,105	$2,289,419
Eliminations	—	—	(599,036)	(599,036)
Reclassifications	(1,393)	(6,273)	(777)	(8,443)
Total assets	$1,199,243	$478,405	$4,292	$1,681,940

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2018 and 2017, by line of insurance.

	Three months ended March 31,
($ in thousands)	2018	2017
Property and casualty insurance segment
Commercial lines:
Automobile	$30,644	$28,032
Property	26,429	25,502
Workers' compensation	24,902	24,703
Other liability	24,962	24,128
Other	2,186	2,109
Total commercial lines	109,123	104,474

Personal lines	9,509	9,174
Total property and casualty insurance	$118,632	$113,648

Reinsurance segment
Pro rata reinsurance	$13,073	$10,435
Excess of loss reinsurance	24,081	20,404
Total reinsurance	$37,154	$30,839

Consolidated	$155,786	$144,487

6.	INCOME TAXES
The actual income tax expense (benefit) for the three months ended March 31, 2018 and 2017 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rates of 21 percent during 2018 and 35 percent during 2017 to income (loss) before income tax) as follows:

	Three months ended March 31,
($ in thousands)	2018	2017
Computed "expected" income tax expense (benefit)	$(111)	$2,954
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(310)	(705)
Dividends received deduction	(123)	(306)
Proration of tax-exempt interest and dividends received deduction	108	152
Other, net	(16)	(459)
Total income tax expense (benefit)	$(452)	$1,636

Pursuant to Staff Accounting Bulletin No. 118 issued by the Securities Exchange Commission, the Company made reasonable estimates of the effects the Tax Cuts and Jobs Act of 2017 (TCJA) had on deferred income tax assets and liabilities at December 31, 2017. For items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company used existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. Beginning in the first quarter of 2018, the Company is using estimated industry discount factors until further guidance and updated discount factors are released by the Internal Revenue Service (IRS). The Company continues to gather information to provide a more precise re-measurement of deferred income tax assets and liabilities, and expects to complete its analysis of the effects of the TCJA within a year of the enactment date.

The Company had no provision for uncertain income tax positions at March 31, 2018 or December 31, 2017.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2018 or 2017.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
($ in thousands)	2018	2017
Pension plans:
Service cost	$4,126	$3,860
Interest cost	2,665	2,795
Expected return on plan assets	(5,978)	(5,191)
Amortization of net actuarial loss	125	908
Amortization of prior service cost	—	5
Net periodic pension benefit cost	$938	$2,377

Postretirement benefit plans:
Service cost	$368	$341
Interest cost	521	570
Expected return on plan assets	(1,204)	(1,078)
Amortization of net actuarial loss	234	343
Amortization of prior service credit	(2,782)	(2,789)
Net periodic postretirement benefit income	$(2,863)	$(2,613)

Net periodic pension benefit cost allocated to the Company amounted to $282,000 and $713,000 for the three months ended March 31, 2018 and 2017, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $806,000 and $736,000 for the three months ended March 31, 2018 and 2017, respectively. The service cost component of net periodic pension and postretirement benefit cost/(income) allocated to the Company is included in the income statement line titled "other underwriting expenses". The other components of net periodic pension and postretirement benefit cost/(income) are included in the income statement line titled "other income".
The Company’s share of Employers Mutual’s 2018 planned contribution to the pension plan, if made, will be approximately $2.4 million. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2018.

8.	STOCK-BASED COMPENSATION
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

An account Employers Mutual established to hold previously granted restricted stock awards until they vest will periodically contain excess shares of the Company's stock stemming from forfeitures and surrenders. During the first three months of 2018, the Company repurchased 30,523 shares of stock from this unvested restricted stock account at an average cost of $26.30.
During the first three months of 2018, 120,251 restricted stock units were granted to eligible employees of Employers Mutual. Under the stock plans, 89,550 shares of restricted stock vested, and 51,250 options were exercised at a weighted average exercise price of $14.95. The Company recognized compensation expense from these plans of $413,000 ($326,000 net of tax) and $(323,000) ($(210,000) net of tax) for the three months ended March 31, 2018 and 2017, respectively.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017 are summarized in the tables below.

March 31, 2018	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,956	$7,956
U.S. government-sponsored agencies	302,476	302,476
Obligations of states and political subdivisions	293,931	293,931
Commercial mortgage-backed	76,660	76,660
Residential mortgage-backed	132,350	132,350
Other asset-backed	22,748	22,748
Corporate	420,352	420,352
Total fixed maturity securities available-for-sale	1,256,473	1,256,473

Equity investments, at fair value
Common stocks:
Financial services	44,895	44,895
Information technology	33,886	33,886
Healthcare	28,372	28,372
Consumer staples	14,715	14,715
Consumer discretionary	21,966	21,966
Energy	15,620	15,620
Industrials	25,235	25,235
Other	15,762	15,762
Non-redeemable preferred stocks	19,224	19,224
Investment funds	823	823
Total equity investments	220,498	220,498

Short-term investments	21,664	21,664

Liabilities:
Surplus notes	25,000	15,731

December 31, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$8,078
U.S. government-sponsored agencies	297,949	297,949
Obligations of states and political subdivisions	307,536	307,536
Commercial mortgage-backed	83,980	83,980
Residential mortgage-backed	119,799	119,799
Other asset-backed	24,114	24,114
Corporate	433,560	433,560
Total fixed maturity securities available-for-sale	1,275,016	1,275,016

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	43,522
Information technology	35,810	35,810
Healthcare	30,595	30,595
Consumer staples	14,127	14,127
Consumer discretionary	20,538	20,538
Energy	16,905	16,905
Industrials	28,489	28,489
Other	16,421	16,421
Non-redeemable preferred stocks	21,708	21,708
Total equity securities available-for-sale	228,115	228,115

Short-term investments	23,613	23,613

Liabilities:
Surplus notes	25,000	16,689

The estimated fair values of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. At both March 31, 2018 and December 31, 2017 the Company held $2.0 million of privately placed non-redeemable convertible preferred stocks in a start-up technology company that Employers Mutual works with in its data analytics activities. In accordance with the new guidance related to financial instruments that was adopted January 1, 2018, this investment does not have a readily determinable fair value. Therefore, the Company has elected to measure this investment at the alternative measurement of cost, adjusted for impairments and observable price changes. No impairment losses or adjustments have been made to this investment, either cumulatively or during the current period, as there have been no indications of impairment or observable price changes. Due to its alternative measurement classification, this investment is excluded from the 2018 disclosures in this footnote, but is included in the 2017 disclosures as a Level 3 fair value measurement carried at cost, which was presumed to approximate fair value.
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

The estimated fair value of the surplus notes is derived by discounting future expected cash flows at a rate deemed appropriate over a 25-year term (the surplus notes have no stated maturity date, and the interest to be paid is assumed to continue at the current interest rate in place of 2.73 percent).
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

NAV -
The fair values of investment company limited partnership investments and similar vehicles (referred to as investment funds) are based on the capital account balances reported by the investment funds subject to their management review and adjustment. These capital account balances reflect the fair value of the investment funds.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2018 and December 31, 2017, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One of these is an equity security that is reported as a Level 3 fair value measurement since no observable inputs are used in its valuation.  This security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service consist of six fixed maturity securities (eight at December 31, 2017). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of March 31, 2018 and December 31, 2017.

March 31, 2018			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,956	$—	$—	$7,956	$—
U.S. government-sponsored agencies	302,476	—	—	302,476	—
Obligations of states and political subdivisions	293,931	—	—	293,931	—
Commercial mortgage-backed	76,660	—	—	76,660	—
Residential mortgage-backed	132,350	—	—	132,350	—
Other asset-backed	22,748	—	—	22,748	—
Corporate	420,352	—	—	419,790	562
Total fixed maturity securities available-for-sale	1,256,473	—	—	1,255,911	562

Equity investments, at fair value:
Common stocks:
Financial services	44,895	—	44,892	—	3
Information technology	33,886	—	33,886	—	—
Healthcare	28,372	—	28,372	—	—
Consumer staples	14,715	—	14,715	—	—
Consumer discretionary	21,966	—	21,966	—	—
Energy	15,620	—	15,620	—	—
Industrials	25,235	—	25,235	—	—
Other	15,762	—	15,762	—	—
Non-redeemable preferred stocks	19,224	—	9,443	9,781	—
Investment funds	823	823	—	—	—
Total equity investments	220,498	823	209,891	9,781	3

Short-term investments	21,664	—	21,664	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	15,731	—	—	—	15,731

December 31, 2017			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$—	$—	$8,078	$—
U.S. government-sponsored agencies	297,949	—	—	297,949	—
Obligations of states and political subdivisions	307,536	—	—	307,536	—
Commercial mortgage-backed	83,980	—	—	83,980	—
Residential mortgage-backed	119,799	—	—	119,799	—
Other asset-backed	24,114	—	—	24,114	—
Corporate	433,560	—	—	432,940	620
Total fixed maturity securities available-for-sale	1,275,016	—	—	1,274,396	620

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	—	43,519	—	3
Information technology	35,810	—	35,810	—	—
Healthcare	30,595	—	30,595	—	—
Consumer staples	14,127	—	14,127	—	—
Consumer discretionary	20,538	—	20,538	—	—
Energy	16,905	—	16,905	—	—
Industrials	28,489	—	28,489	—	—
Other	16,421	—	16,421	—	—
Non-redeemable preferred stocks	21,708	—	9,512	10,196	2,000
Total equity securities available-for-sale	228,115	—	215,916	10,196	2,003

Short-term investments	23,613	—	23,613	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	16,689	—	—	—	16,689

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017.  Any unrealized gains or losses on these securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended March 31, 2018	Fixed maturity securities available-for-sale, corporate	Equity securities, financial services	Total
Beginning balance	$620	$3	$623
Settlements	(56)	—	(56)
Unrealized losses included in other comprehensive income (loss)	(2)	—	(2)
Balance at March 31, 2018	$562	$3	$565

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended March 31, 2017	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$982	$3	$2,000	$2,985
Settlements	(50)	—	—	(50)
Unrealized losses included in other comprehensive income (loss)	(3)	—	—	(3)
Balance at March 31, 2017	$929	$3	$2,000	$2,932

There were no transfers into or out of Levels 1 or 2 during the three months ended March 31, 2018 or 2017.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2018 and December 31, 2017 are as follows.  All fixed maturity securities are classified as available-for-sale and are carried at fair value.

March 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,121	$—	$165	$7,956
U.S. government-sponsored agencies	313,212	36	10,772	302,476
Obligations of states and political subdivisions	282,149	12,391	609	293,931
Commercial mortgage-backed	79,011	311	2,662	76,660
Residential mortgage-backed	134,691	1,898	4,239	132,350
Other asset-backed	23,148	418	818	22,748
Corporate	418,058	4,742	2,448	420,352
Total fixed maturity securities	$1,258,390	$19,796	$21,713	$1,256,473

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,115	$—	$37	$8,078
U.S. government-sponsored agencies	303,932	122	6,105	297,949
Obligations of states and political subdivisions	290,038	17,729	231	307,536
Commercial mortgage-backed	84,058	591	669	83,980
Residential mortgage-backed	120,554	2,479	3,234	119,799
Other asset-backed	23,934	625	445	24,114
Corporate	422,535	11,490	465	433,560
Total fixed maturity securities	1,253,166	33,036	11,186	1,275,016

Equity securities:
Common stocks:
Financial services	30,103	13,594	175	43,522
Information technology	18,308	17,504	2	35,810
Healthcare	18,877	11,876	158	30,595
Consumer staples	9,275	4,917	65	14,127
Consumer discretionary	10,935	9,640	37	20,538
Energy	12,441	5,381	917	16,905
Industrials	12,746	15,757	14	28,489
Other	11,058	5,363	—	16,421
Non-redeemable preferred stocks	20,531	1,216	39	21,708
Total equity securities	144,274	85,248	1,407	228,115
Total securities available-for-sale	$1,397,440	$118,284	$12,593	$1,503,131

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position recognized in accumulated other comprehensive income as of March 31, 2018 and December 31, 2017, listed by length of time the securities were consistently in an unrealized loss position.

March 31, 2018	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,956	$165	$—	$—	$7,956	$165
U.S. government-sponsored agencies	159,653	3,831	125,284	6,941	284,937	10,772
Obligations of states and political subdivisions	11,287	78	14,057	531	25,344	609
Commercial mortgage-backed	61,143	1,971	8,280	691	69,423	2,662
Residential mortgage-backed	67,489	1,568	21,858	2,671	89,347	4,239
Other asset-backed	5,158	79	12,963	739	18,121	818
Corporate	167,148	2,263	3,999	185	171,147	2,448
Total fixed maturity securities	$479,834	$9,955	$186,441	$11,758	$666,275	$21,713

December 31, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,078	$37	$—	$—	$8,078	$37
U.S. government-sponsored agencies	134,284	1,491	127,604	4,614	261,888	6,105
Obligations of states and political subdivisions	—	—	14,416	231	14,416	231
Commercial mortgage-backed	32,155	221	8,530	448	40,685	669
Residential mortgage-backed	30,003	394	22,948	2,840	52,951	3,234
Other asset-backed	—	—	13,440	445	13,440	445
Corporate	28,314	329	4,047	136	32,361	465
Total fixed maturity securities	232,834	2,472	190,985	8,714	423,819	11,186
Equity securities:
Common stocks:
Financial services	4,391	175	—	—	4,391	175
Information technology	344	2	—	—	344	2
Healthcare	2,532	158	—	—	2,532	158
Consumer staples	575	65	—	—	575	65
Consumer discretionary	992	37	—	—	992	37
Energy	3,181	917	—	—	3,181	917
Industrials	3,016	14	—	—	3,016	14
Non-redeemable preferred stocks	—	—	1,961	39	1,961	39
Total equity securities	15,031	1,368	1,961	39	16,992	1,407
Total temporarily impaired securities	$247,865	$3,840	$192,946	$8,753	$440,811	$12,593

Nearly all of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2018.
All of the Company’s preferred stock holdings that are in an unrealized loss position are perpetual preferred stocks.  The Company evaluates these perpetual preferred stocks with unrealized losses for “other-than-temporary” impairment similar to fixed maturity securities since they have debt-like characteristics such as periodic cash flows in the form of dividends and call features, are rated by rating agencies and are priced like other long-term callable fixed maturity securities.  There was no evidence of any credit deterioration in the issuers of the preferred stocks and the Company does not intend to sell these securities before recovery, nor does it believe it will be required to sell these securities before recovery; therefore, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2018.
The amortized cost and estimated fair values of fixed maturity securities at March 31, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$35,995	$36,421
Due after one year through five years	189,333	191,111
Due after five years through ten years	348,705	347,330
Due after ten years	468,751	470,731
Securities not due at a single maturity date	215,606	210,880
Totals	$1,258,390	$1,256,473

A summary of realized investment gains and (losses) and the change in unrealized investment gains on equity investments is as follows:

	Three months ended March 31,
($ in thousands)	2018	2017
Fixed maturity securities available-for-sale:
Gross realized investment gains	$234	$90
Gross realized investment losses	(478)	(1,206)

Equity securities:
Net realized investment gains, excluding "other-than-temporary" impairments	2,716	2,776
Change in unrealized investment gains	(9,854)	XXXX

Other long-term investments, net	1,989	(2,287)
Totals	$(5,393)	$(627)

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
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2018.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company did not repurchase any shares during the first three months of either 2018 or 2017.

13.	ACCUMULATED OTHER COMPREHENSIVE INCOME
The Company has available-for-sale securities and receives an allocation of the actuarial losses and net prior service credits associated with Employers Mutual’s pension and postretirement benefit plans, both of which generate accumulated other comprehensive income (loss) amounts.  The following table reconciles, by component, the beginning and ending balances of accumulated other comprehensive income (loss), net of tax.

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2017	$83,497	$(13,074)	$12,961	$(113)	$83,384
Cumulative adjustment for adoption of financial instruments recognition and measurement changes	(66,234)	—	—	—	(66,234)
Other comprehensive income (loss) before reclassifications	(18,969)	—	—	—	(18,969)
Amounts reclassified from accumulated other comprehensive income (loss)	193	81	(622)	(541)	(348)
Other comprehensive income (loss)	(18,776)	81	(622)	(541)	(19,317)
Balance at March 31, 2018	$(1,513)	$(12,993)	$12,339	$(654)	$(2,167)

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2016	$49,748	$(16,299)	$12,632	$(3,667)	$46,081
Other comprehensive income (loss) before reclassifications	9,705	—	—	—	9,705
Amounts reclassified from accumulated other comprehensive income (loss)	(1,079)	239	(511)	(272)	(1,351)
Other comprehensive income (loss)	8,626	239	(511)	(272)	8,354
Balance at March 31, 2017	$58,374	$(16,060)	$12,121	$(3,939)	$54,435

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three months ended March 31, 2018 and 2017, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended March 31, 2018	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$(244)	Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments
Deferred income tax (expense) benefit	51	Total income tax expense (benefit)
Net reclassification adjustment	(193)	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(103)	(1)
Prior service credit	788	(1)
Total before tax	685
Deferred income tax (expense) benefit	(144)
Net reclassification adjustment	541

Total reclassification adjustment	$348

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended March 31, 2017	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$1,660	Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments
Deferred income tax (expense) benefit	(581)	Total income tax expense (benefit)
Net reclassification adjustment	1,079	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(368)	(1)
Prior service credit	787	(1)
Total before tax	419
Deferred income tax (expense) benefit	(147)
Net reclassification adjustment	272

Total reclassification adjustment	$1,351

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
(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2017 Form 10-K.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 76 percent of consolidated premiums earned during the first three months of 2018.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 24 percent of consolidated premiums earned during the first three months of 2018.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
An inter-company reinsurance program, consisting of two semi-annual aggregate catastrophe excess of loss treaties, is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. The program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. This program also consists of two treaties, one being a per occurrence catastrophe excess of loss treaty and the other an annual aggregate catastrophe excess of loss treaty. The terms of all of these treaties are the same as 2017, with the exceptions of an increase in the retention of the first semi-annual aggregate catastrophe excess of loss treaty covering the first half of the year, and the costs in the inter-company reinsurance program between the Company's reinsurance subsidiary and Employers Mutual. For detailed information regarding the inter-company reinsurance programs, see note 2 of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2017 Form 10-K.

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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31,
($ in thousands)	2018	2017
Property and casualty insurance
Premiums earned	$118,632	$113,648
Losses and settlement expenses	83,501	75,520
Acquisition and other expenses	43,905	43,009
Underwriting loss	$(8,774)	$(4,881)

GAAP ratios:
Loss and settlement expense ratio	70.4%	66.5%
Acquisition expense ratio	37.0%	37.8%
Combined ratio	107.4%	104.3%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	70.4%	66.5%
Catastrophe and storm losses	(3.6)%	(8.6)%
Favorable development on prior years' reserves	1.8%	7.4%
Underlying loss and settlement expense ratio	68.6%	65.3%

Favorable development on prior years' reserves	$(2,135)	$(8,463)

Catastrophe and storm losses	$4,260	$9,786
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

	Three months ended March 31,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$30,644	$26,456	86.3%	$28,032	$26,889	95.9%
Property	26,429	18,723	70.8%	25,502	17,539	68.8%
Workers' compensation	24,902	12,531	50.3%	24,703	13,774	55.8%
Other liability	24,962	17,701	70.9%	24,128	10,712	44.4%
Other	2,186	494	22.6%	2,109	(93)	(4.4)%
Total commercial lines	109,123	75,905	69.6%	104,474	68,821	65.9%
Personal lines	9,509	7,596	79.9%	9,174	6,699	73.0%
Total property and casualty insurance	$118,632	$83,501	70.4%	$113,648	$75,520	66.5%

	Three months ended March 31,
($ in thousands)	2018	2017
Reinsurance
Premiums earned	$37,154	$30,839
Losses and settlement expenses	27,127	20,765
Acquisition and other expenses	8,362	7,158
Underwriting profit	$1,665	$2,916

GAAP ratios:
Loss and settlement expense ratio	73.0%	67.3%
Acquisition expense ratio	22.5%	23.2%
Combined ratio	95.5%	90.5%

Favorable development on prior years' reserves	$(3,441)	$(6,441)

Catastrophe and storm losses	$396	$3,588

	Three months ended March 31,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$13,073	$4,665	35.7%	$10,435	$6,146	58.9%
Excess of loss reinsurance	24,081	22,462	93.3%	20,404	14,619	71.6%
Total reinsurance	$37,154	$27,127	73.0%	$30,839	$20,765	67.3%

	Three months ended March 31,
($ in thousands, except per share amounts)	2018	2017
Consolidated
REVENUES
Premiums earned	$155,786	$144,487
Net investment income	11,371	11,007
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(5,393)	(627)
Other income	1,615	870
	163,379	155,737
LOSSES AND EXPENSES
Losses and settlement expenses	110,628	96,285
Acquisition and other expenses	52,267	50,167
Interest expense	142	84
Other expense	870	761
	163,907	147,297

Income (loss) before income tax expense (benefit)	(528)	8,440
Income tax expense (benefit)	(452)	1,636
Net income (loss)	$(76)	$6,804

Net income (loss) per share	$—	$0.32

GAAP ratios:
Loss and settlement expense ratio	71.0%	66.6%
Acquisition expense ratio	33.6%	34.8%
Combined ratio	104.6%	101.4%

Favorable development on prior years' reserves	$(5,576)	$(14,904)

Catastrophe and storm losses	$4,656	$13,374

The Company reported a net loss of $76,000 ($0.00 per share) for the three months ended March 31, 2018 compared to net income of $6.8 million ($0.32 per share) during the same period in 2017.  Included in the net loss reported in 2018 is a $9.9 million decline in unrealized investment gains on the Company's equity investments as required by updated accounting guidance that was adopted by the Company on January 1, 2018. In 2017, these amounts were recognized through other comprehensive income. This decline in unrealized investment gains on equity investments was partially offset by $4.5 million of realized investment gains, compared to $627,000 of realized investment losses in 2017. The remainder of the decline in first quarter 2018 results is primarily attributed to a high level of non-catastrophe losses in the property and casualty insurance segment and a slight deterioration in the performance of the reinsurance segment from the very good results reported in the first quarter of 2017. Catastrophe and storm losses declined significantly in the first quarter of 2018 from the record amount incurred in the first quarter of 2017; however, this decline was more than offset by a larger decline in the amount of favorable development experienced on prior years’ reserves. The income tax expense (benefit) amounts reported in 2018 reflect the new 21 percent federal corporate tax rate, compared to the 35 percent federal corporate tax rate in effect in 2017.

The Company also adopted updated accounting guidance on January 1, 2018, which requires the components of net periodic pension and postretirement benefit costs/income, other than the service cost component, to be presented in the income statement outside a subtotal of income from operations, if one is presented. In conjunction with the adoption of this updated guidance, management has elected to report all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact the net income/loss amounts reported for the first quarters of 2018 or 2017, as other income and other underwriting expenses increased by the same amount; however, it did increase the acquisition expense ratios, and therefore the combined ratios, by 1.2 percentage points and 0.9 percentage points for the first quarters of 2018 and 2017, respectively.

Premium income
Premiums earned increased 7.8 percent to $155.8 million for the three months ended March 31, 2018 from $144.5 million for the same period in 2017.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, there were some indications of moderate rate level improvement during the first quarter. Average rate level increases were slightly positive in the property and casualty insurance segment, with variances by line of business. The lines of business experiencing the greatest profitability challenges in the property and casualty insurance segment, namely commercial auto and personal lines, are currently receiving larger (mid-single digit) rate increases. During the January 1, 2018 renewal season, moderate price increases were achieved on most of the reinsurance segment's property per risk and catastrophe programs.
Premiums earned in the property and casualty insurance segment increased 4.4 percent to $118.6 million for the three months ended March 31, 2018 from $113.6 million for the same period in 2017.  The majority of this increase is attributed to new business in both commercial and personal lines of business, an increase in retained policies in the commercial lines of business and small rate level increases on renewal business. Commercial lines new business premium (representing 14 percent of the pool participants’ direct premiums written) was approximately 12 percent higher than in the first quarter of 2017. Personal lines new business premium continues to be up significantly with the roll out of the My Home and My Auto 2.0 products. While management continues to seek growth in most territories, it is particularly focused on achieving growth outside of the core Midwest market, which will help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately 5 percent during the first three months of 2018. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business, the overall rate change on renewal business was approximately 1.3 percent. Rate levels are expected to be mixed during the remainder of 2018, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected to continue in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to be flat or increase slightly. The overall policy retention rate remained strong during the first quarter of 2018 at 86.0 percent (commercial lines at 87.0 percent and personal lines at 83.9 percent). These retention rates approximate those reported at the end of 2017.
Premiums earned in the reinsurance segment increased 20.5 percent to $37.2 million for the three months ended March 31, 2018 from $30.8 million for the same period in 2017. This increase is attributed to increases in participation on existing multi-line contracts, property per risk contracts, and a specialty casualty contract, higher estimated premiums on a large offshore energy contract within the pro rata line of business, and the addition of some new business. These increases were partially offset by a continued decline in Mutual Reinsurance Bureau underwriting association premiums stemming from its withdrawal from non-standard automobile business. Reinsurance underwriting capacity remained strong during the January 1, 2018 renewal season, with rate level increases largely limited to contracts impacted by 2017 catastrophic events.

Losses and settlement expenses
Losses and settlement expenses increased 14.9 percent to $110.6 million for the three months ended March 31, 2018 from $96.3 million for the same period in 2017.  The loss and settlement expense ratio increased to 71.0 percent for the three months ended March 31, 2018 from 66.6 percent for the same period in 2017. These increases are primarily attributed to the persistent cold temperatures that caused a higher than anticipated level of non-catastrophe commercial property losses from fires and water damage from frozen pipes, and a slight deterioration in the reinsurance segment's performance. The actuarial analysis of the Company’s carried reserves at March 31, 2018 indicates that they are in the upper half of the range of reasonable reserves.

The loss and settlement expense ratio for the property and casualty insurance segment increased to 70.4 percent for the three months ended March 31, 2018 from 66.5 percent for the same period in 2017. The underlying loss and settlement expense ratio, which excludes the impact of catastrophe and storm losses and development on prior years' reserves, increased 3.3 percentage points to 68.6 percent in the first quarter of 2018 from 65.3 percent in the first quarter of 2017. This primarily reflects an increase in the current accident year ultimate loss and settlement expense ratio projection in the commercial property line of business, and to a lesser extent, increases in the homeowners and commercial automobile lines of business. A significant decline in favorable development on prior years' reserves, which exceeded the decline in catastrophe and storm losses, also contributed to the increase in the loss and settlement expense ratio. The decline in favorable development is in line with management's expectations as previously reported. Management's experience with selecting ultimate loss and settlement expense ratios under the accident year ultimate methodology instituted in 2016 has led to more refined ultimate selections closer to the actuarial central estimate. See note 4 "Liability For Losses and Settlement Expenses" of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves. Catastrophe and storm losses accounted for 3.6 percentage points of the loss and settlement expense ratio in the first quarter of 2018, compared to 8.6 percentage points for the same period in 2017. The most recent 10-year average for this period is 4.8 percentage points.
The loss and settlement expense ratio for the reinsurance segment increased to 73.0 percent for the three months ended March 31, 2018 from 67.3 percent for the same period in 2017. This increase is primarily attributed to an increase in reported large losses, which resulted in higher selected loss development factors for property excess business. Catastrophe and storm losses declined $3.2 million in the first quarter of 2018; however, this decline was mostly offset by a $3.0 million decline in the amount of favorable development experienced on prior years' reserves. Catastrophe and storm losses accounted for an unusually low 1.1 percentage points of the loss and settlement expense ratio for the three months ended March 31, 2018, compared to 11.6 percentage points during the same period in 2017. The most recent 10-year average for this period is 8.6 percentage points.

Acquisition and other expenses
Acquisition and other expenses increased 4.2 percent to $52.3 million for the three months ended March 31, 2018 from $50.2 million for the same period in 2017.  The acquisition expense ratio decreased to 33.6 percent for the three months ended March 31, 2018 from 34.8 percent for the same period in 2017.  Both segments contributed to the decrease in this ratio.
The acquisition expense ratio for the property and casualty insurance segment decreased to 37.0 percent for the three months ended March 31, 2018 from 37.8 percent for the same period in 2017. This decrease is primarily due to lower policyholder dividend expense, largely from some of the pool participants' safety dividend groups, and a decrease in agents' contingent commissions.
The acquisition expense ratio for the reinsurance segment decreased to 22.5 percent for the three months ended March 31, 2018 from 23.2 percent for the same period in 2017. This decrease is primarily due to a decline in contingent commission expense.

Investment results
Net investment income increased 3.3 percent to $11.4 million for the three months ended March 31, 2018 compared to $11.0 million in 2017. This increase is due to growth in the fixed maturity portfolio and higher short-term interest rates. Pre-tax yields on new purchases approximated the book yield on the fixed income portfolio, which was approximately 3.45 percent at March 31, 2018 and December 31, 2017 and 3.51 percent at March 31, 2017.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, increased to 5.3 at March 31, 2018 from 5.0 at December 31, 2017. The Company’s equity portfolio produced dividend income of $1.5 million during the first three months of both 2018 and 2017.
The realized investment gains reported for the first quarter of 2018 include $1.8 million of gains generated from the limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). This investment had a realized investment loss of $2.3 million during the same period in 2017.

Other income
Other income totaled $1.6 million in the first quarter of 2018, compared to $870,000 in the first quarter of 2017. The 2018 amount includes $1.9 million of net periodic pension and postretirement benefit income and $436,000 of foreign currency exchange losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The 2017 amount includes $1.3 million of net periodic pension and postretirement benefit income and $571,000 of foreign currency exchange losses.

Income tax
The Company reported an income tax benefit of $452,000 for the three months ended March 31, 2018, compared to an income tax expense of $1.6 million for the same period in 2017. The effective tax rate for the three months ended March 31, 2018 was 85.5 percent, compared to 19.4 percent for the same period in 2017. The 2018 effective tax rate is calculated using an income tax benefit relative to a pretax loss, thus the large number is actually indicative of a low effective tax rate. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 21 percent for 2018 and 35 percent for 2017 are tax-exempt interest income earned and the dividends received deduction.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $3.5 million during the first three months of 2018 compared to negative cash flows from operations of $3.7 million during the same period of 2017. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2018 without prior regulatory approval is approximately $54.2 million.  The Company received $3.5 million and $1.3 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $4.7 million and $4.4 million during the first three months of 2018 and 2017, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2018 and December 31, 2017, the Company had net unrealized holding gains (losses), net of deferred taxes, on its fixed maturity securities available-for-sale of $(1.5) million and $17.3 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $17.2 million and $13.6 million in minority ownership interests in limited partnerships and limited liability companies at March 31, 2018 and December 31, 2017, respectively.  These balances generally include investments in private equity arrangements, with the following two exceptions. The Company funds a limited partnership that is designed to help protect it from a sudden and significant decline in the value of its equity portfolio. During the first three months of 2018 and 2017, the Company invested additional funds of $4.5 million and $5.8 million, respectively, into this program (2018 contribution includes $1.9 million from the reinvestment of realized gains from the program). The Company's reinsurance subsidiary invests in limited liability companies that convey renewable energy tax credits. After reductions for the utilization of the tax credits and impairment losses, the carrying values of these investments totaled approximately $1.5 million at both March 31, 2018 and December 31, 2017.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $22.3 million and $16.5 million at March 31, 2018 and December 31, 2017, respectively.
The Company’s cash balance was $382,000 and $347,000 at March 31, 2018 and December 31, 2017, respectively.
During the first three months of 2018, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company’s share of Employers Mutual’s 2018 planned contribution to its pension plan, if made, will be approximately $2.4 million. No contributions will be made to the postretirement benefit plans in 2018.
During the first three months of 2017, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.1 million for its share of the total 2017 pension contribution (no contributions were made to the postretirement benefit plans during 2017).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2018.

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
The Company’s total cash and invested assets at March 31, 2018 and December 31, 2017 are summarized as follows:

	March 31, 2018
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,258,390	$1,256,473	$1,256,473	82.9%
Equity securities at fair value	146,520	220,498	220,498	14.5%
Cash	382	382	382	—%
Short-term investments	21,664	21,664	21,664	1.4%
Equity investments, at alternative measurement of cost less impairments	2,000	XXXX	2,000	0.1%
Other long-term investments	17,212	XXXX	17,212	1.1%
	$1,446,168	XXXX	$1,518,229	100.0%

	December 31, 2017
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,253,166	$1,275,016	$1,275,016	82.8%
Equity securities available-for-sale	144,274	228,115	228,115	14.8%
Cash	347	347	347	—%
Short-term investments	23,613	23,613	23,613	1.5%
Other long-term investments	13,648	XXXX	13,648	0.9%
	$1,435,048	XXXX	$1,540,739	100.0%

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes was increased to 2.73 percent from 1.35 percent effective February 1, 2018.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $142,000 during the first three months of 2018 and $84,000 during the first three months of 2017.  During the first quarter of 2018, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2017.
As of March 31, 2018, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
At March 31, 2018, the Company had unrealized losses on fixed maturity securities available-for-sale as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2018.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $17.2 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on fixed maturity securities available-for-sale are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time fixed maturity securities available-for-sale have continuously been in an unrealized loss position as of March 31, 2018.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$7,956	$165	$—	$—	$7,956	$165
U.S. government-sponsored agencies	159,653	3,831	125,284	6,941	284,937	10,772
Obligations of states and political subdivisions	11,287	78	14,057	531	25,344	609
Commercial mortgage-backed	61,143	1,971	8,280	691	69,423	2,662
Residential mortgage-backed	67,489	1,568	21,858	2,671	89,347	4,239
Other asset-backed	5,158	79	12,963	739	18,121	818
Corporate	167,148	2,263	3,999	185	171,147	2,448
Total fixed maturity securities	$479,834	$9,955	$186,441	$11,758	$666,275	$21,713

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2018, the Company held $4.3 million of non-investment grade fixed maturity securities in a net unrealized loss position of $392,000.
Following is a schedule of gross realized losses recognized in the first three months of 2018 on fixed maturity securities available-for-sale.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	5,035	4,928	107	—	107
Over twelve months	13,682	13,311	371	—	371
Total fixed maturity securities	$18,717	$18,239	$478	$—	$478

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2027.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of March 31, 2018 did not change materially from those presented in the Company’s 2017 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $589,000 and $706,000 as of March 31, 2018 and December 31, 2017, respectively. Premium tax offsets of $749,000 and $897,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2018 and December 31, 2017, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.0 million at both March 31, 2018 and December 31, 2017.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2018.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2017 Form 10-K.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2018:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
1/1/2018 - 1/31/2018	19	$28.64	—	$19,108
2/1/2018 - 2/28/2018	47	27.12	—	19,108
3/1/2018 - 3/31/2018	31,803	26.37	—	19,108
Total	31,869	$26.37	—
1 Included in this column are 1,346 shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan, and 30,523 shares purchased from the account established by Employers Mutual to hold previously granted restricted stock awards until they vest, as these shares were excess shares stemming from forfeitures and surrenders.
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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2018.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)