Form 10-Q
period 2018-06-30
EMC INSURANCE GROUP INC
filed 2018-08-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 31, 2018, there were 21,555,202 shares of common stock, $1.00 par value, issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,247,717 and $1,253,166)	$1,241,699	$1,275,016
Equity investments, at fair value (cost $148,866 and $144,274)	222,397	228,115
Equity investments, at alternative measurement of cost less impairments	3,200	—
Other long-term investments	16,654	13,648
Short-term investments	23,447	23,613
Total investments	1,507,397	1,540,392

Cash	259	347
Reinsurance receivables due from affiliate	31,929	31,650
Prepaid reinsurance premiums due from affiliate	14,376	12,789
Deferred policy acquisition costs (affiliated $43,634 and $40,848)	43,861	41,114
Prepaid pension and postretirement benefits due from affiliate	22,274	20,683
Accrued investment income	10,424	11,286
Amounts receivable under reverse repurchase agreements	16,500	16,500
Accounts receivable	1,700	1,604
Income taxes recoverable	5,116	—
Goodwill	942	942
Other assets (affiliated $3,943 and $4,423)	4,530	4,633
Total assets	$1,659,308	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $752,852 and $726,413)	$756,869	$732,612
Unearned premiums (affiliated $265,491 and $256,434)	266,500	257,797
Other policyholders' funds (all affiliated)	8,027	10,013
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	588	367
Pension benefits payable to affiliate	4,034	4,185
Income taxes payable	—	544
Deferred income taxes	7,807	15,020
Other liabilities (affiliated $21,991 and $27,520)	22,416	32,556
Total liabilities	1,091,241	1,078,094

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,526,346 shares in 2018 and 21,455,545 shares in 2017	21,526	21,455
Additional paid-in capital	126,308	124,556
Accumulated other comprehensive income (loss)	(5,944)	83,384
Retained earnings	426,177	374,451
Total stockholders' equity	568,067	603,846
Total liabilities and stockholders' equity	$1,659,308	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands, except share and per share amounts)	2018	2017
REVENUES
Premiums earned (affiliated $156,714 and $148,460)	$157,946	$149,837
Net investment income	11,778	11,171
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(5,860)	3,387
Other income (affiliated $2,582 and $1,227)	2,773	1,031
Total revenues	166,637	165,426

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $119,119 and $107,223)	119,091	107,228
Dividends to policyholders (all affiliated)	2,386	2,416
Amortization of deferred policy acquisition costs (affiliated $29,122 and $27,185)	29,429	27,533
Other underwriting expenses (affiliated $22,458 and $20,146)	22,451	20,133
Interest expense (all affiliated)	171	85
Other expenses (affiliated $486 and $514)	831	802
Total losses and expenses	174,359	158,197
Income (loss) before income tax expense (benefit)	(7,722)	7,229

INCOME TAX EXPENSE (BENEFIT)
Current	(3,311)	2,069
Deferred	584	(344)
Total income tax expense (benefit)	(2,727)	1,725
Net income (loss)	$(4,995)	$5,504

Net income (loss) per common share - basic and diluted	$(0.24)	$0.26

Dividend per common share	$0.22	$0.21

Average number of common shares outstanding - basic and diluted	21,529,727	21,276,627
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
($ in thousands, except share and per share amounts)	2018	2017
REVENUES
Premiums earned (affiliated $310,960, and $292,071)	$313,732	$294,324
Net investment income	23,149	22,178
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(11,253)	2,760
Other income (affiliated $4,163 and $2,236)	4,388	1,901
Total revenues	330,016	321,163

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $229,689 and $201,994)	229,719	203,513
Dividends to policyholders (all affiliated)	4,506	5,138
Amortization of deferred policy acquisition costs (affiliated $56,039 and $53,780)	56,721	54,344
Other underwriting expenses (affiliated $45,378 and $40,839)	45,306	40,767
Interest expense (all affiliated)	313	169
Other expenses (affiliated $984 and $981)	1,701	1,563
Total losses and expenses	338,266	305,494
Income (loss) before income tax expense (benefit)	(8,250)	15,669

INCOME TAX EXPENSE (BENEFIT)
Current	(2,105)	4,115
Deferred	(1,074)	(754)
Total income tax expense (benefit)	(3,179)	3,361
Net income (loss)	$(5,071)	$12,308

Net income (loss) per common share - basic and diluted	$(0.24)	$0.58

Dividend per common share	$0.44	$0.42

Average number of common shares outstanding - basic and diluted	21,515,812	21,265,529
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands)	2018	2017
Net income (loss)	$(4,995)	$5,504

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income (loss), net of deferred income tax expense (benefit) of $(2,014) and $4,455	(7,577)	8,274
Reclassification adjustment for net realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of $1,153 and $(1,646)	4,337	(3,056)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(143) and $(146):
Net actuarial loss	85	240
Prior service credit	(622)	(513)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(537)	(273)

Other comprehensive income (loss)	(3,777)	4,945

Total comprehensive income (loss)	$(8,772)	$10,449

	Six months ended June 30,
($ in thousands)	2018	2017
Net income (loss)	$(5,071)	$12,308

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income (loss), net of deferred income tax expense (benefit) of $(7,056) and $9,681	(26,546)	17,979
Reclassification adjustment for net realized investment (gains) losses included in net income (loss), net of income tax (expense) benefit of $1,204 and $(2,227)	4,530	(4,135)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(287) and $(293):
Net actuarial loss	166	479
Prior service credit	(1,244)	(1,024)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,078)	(545)

Other comprehensive income (loss)	(23,094)	13,299

Total comprehensive income (loss)	$(28,165)	$25,607
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2017	$21,455	$124,556	$83,384	$374,451	$603,846
Cumulative adjustment for adoption of financial instruments recognition and measurement changes			(66,234)	66,234	—
Issuance of common stock through stock plans	127	3,112			3,239
Repurchase of common stock	(56)	(1,399)			(1,455)
Increase resulting from stock-based compensation expense		39			39
Other comprehensive income (loss)			(23,094)		(23,094)
Net income (loss)				(5,071)	(5,071)
Dividends paid to public stockholders ($0.44 per share)				(4,257)	(4,257)
Dividends paid to affiliate ($0.44 per share)				(5,180)	(5,180)
Balance at June 30, 2018	$21,526	$126,308	$(5,944)	$426,177	$568,067

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2016	$21,223	$119,054	$46,081	$366,984	$553,342
Issuance of common stock through stock plans	168	3,961			4,129
Repurchase of common stock	(64)	(1,694)			(1,758)
Increase resulting from stock-based compensation expense		30			30
Other comprehensive income (loss)			13,299		13,299
Net income (loss)				12,308	12,308
Dividends paid to public stockholders ($0.42 per share)				(3,924)	(3,924)
Dividends paid to affiliate ($0.42 per share)				(4,944)	(4,944)
Balance at June 30, 2017	$21,327	$121,351	$59,380	$370,424	$572,482
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,071)	$12,308
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $26,439 and $19,257)	24,257	18,959
Unearned premiums (affiliated $9,057 and $11,906)	8,703	11,477
Other policyholders' funds due to affiliate	(1,986)	(603)
Amounts due to/from affiliate to settle inter-company transaction balances	221	(6,396)
Net pension and postretirement benefits due from affiliate	(3,107)	(579)
Reinsurance receivables due from affiliate	(279)	163
Prepaid reinsurance premiums due from affiliate	(1,587)	(5,618)
Commissions payable (affiliated $(5,135) and $(4,895))	(5,066)	(4,904)
Deferred policy acquisition costs (affiliated $(2,786) and $(215))	(2,747)	(105)
Accrued investment income	862	149
Current income tax	(5,660)	(2,902)
Deferred income tax	(1,074)	(754)
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	11,253	(2,760)
Other, net (affiliated $125 and $(2,247))	4,238	3,961
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	28,028	10,088
Net cash provided by operating activities	22,957	22,396
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(176,606)	(101,700)
Disposals of fixed maturity securities available-for-sale	166,757	81,762
Purchases of equity investments	(37,256)	(28,859)
Disposals of equity investments	34,594	36,098
Purchases of other long-term investments	(5,407)	(11,084)
Disposals of other long-term investments	2,360	857
Net (purchases) disposals of short-term investments	166	3,535
Net receipts under reverse repurchase agreements	—	3,500
Net cash used in investing activities	(15,392)	(15,891)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	3,239	4,129
Repurchase of common stock	(1,455)	(1,758)
Dividends paid to stockholders (affiliated $(5,180) and $(4,944))	(9,437)	(8,868)
Net cash used in financing activities	(7,653)	(6,497)
NET INCREASE (DECREASE) IN CASH	(88)	8
Cash at the beginning of the year	347	307
Cash at the end of the quarter	$259	$315
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

Accounting Pronouncements Adopted
In January 2016, the Financial Accounting Standards Board (FASB) updated its guidance related to the Financial Instruments-Overall Subtopic 825-10 of the Accounting Standards CodificationTM (Codification or ASC).  The objective of this update is to enhance the reporting model for financial instruments to provide financial statement users with more decision-useful information. The major change in reporting from this update is a requirement that equity investments (excluding those accounted for under the equity method of accounting or those that are consolidated) be measured at fair value, with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at estimated fair value or cost less impairment. All of the Company's common and preferred stock equity investments were already measured at fair value, as they were classified as available-for-sale with changes in fair value recognized in other comprehensive income (excludes those investments that were consolidated and those that were accounted for under the equity method of accounting). The Company adopted this guidance on January 1, 2018, recording a cumulative-effect adjustment that moved $66.2 million from accumulated other comprehensive income to retained earnings, which is the amount of net unrealized investment gains on available-for-sale equity securities as of December 31, 2017, net of deferred income taxes. A privately placed non-redeemable convertible preferred stock investment in a start-up technology company was determined to not have a readily determinable fair value. As such, the cost less impairment alternative measurement is being used for this investment in lieu of fair value. Management uses the equity method of accounting for certain investment company limited partnerships classified as other long-term investments in which the Company has minor ownership interests. In connection with the adoption of this new guidance, beginning January 1, 2018, the equity adjustments for these investments are being reported as realized investment gains and losses from other long-term investments, rather than net investment income.

In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting, if a subtotal of income from operations is presented. The Company does not report a subtotal of income from operations in its financial statements. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. In conjunction with the adoption of this updated guidance, management elected to report all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact the net income/loss amounts reported, as other income and other underwriting expenses increased by the same amount ($1.9 million and $1.3 million for the three months and $3.7 million and $2.6 million for the six months ended June 30, 2018 and 2017, respectively). The prohibition against including net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets was adopted prospectively on January 1, 2018. The impact of the exclusion of these costs from capitalized assets resulted in a negligible impact on the deferred policy acquisition cost asset calculation at June 30, 2018 compared to that which would have been calculated under previous guidance.

2.	TRANSACTIONS WITH AFFILIATES
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective from January 1, 2018 through June 30, 2018, and has a retention of $22.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.0 million. The second treaty is effective from July 1, 2018 through December 31, 2018, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. The terms of these treaties were the same in 2017, with the exception of the retention amount contained in the treaty covering the first half of the year, which was $20.0 million. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $317,000 and $784,000 for the three and six months ended June 30, 2018, respectively, compared to $16.0 million and $16.6 million for the same periods in 2017. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.6 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.6 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The terms of the program were the same in 2017 with the exception of the costs, which were $1.7 million for the per occurrence treaty and $3.2 million for the annual aggregate treaty. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $291,000 and a negative $462,000 for the three and six months ended June 30, 2018, respectively, compared to $1,000 and $10,000 for the three and six months ended June 30, 2017 respectively.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2018 and 2017 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended June 30, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$98,579	$—	$98,579
Assumed from nonaffiliates	1,284	39,232	40,516
Assumed from affiliates	140,850	—	140,850
Ceded to nonaffiliates	(7,953)	(6,009)	(13,962)
Ceded to affiliates	(101,559)	(1,312)	(102,871)
Net premiums written	$131,201	$31,911	$163,112

Premiums earned
Direct	$99,011	$—	$99,011
Assumed from nonaffiliates	1,300	40,357	41,657
Assumed from affiliates	131,768	—	131,768
Ceded to nonaffiliates	(8,593)	(2,594)	(11,187)
Ceded to affiliates	(101,991)	(1,312)	(103,303)
Net premiums earned	$121,495	$36,451	$157,946

Losses and settlement expenses incurred
Direct	$62,069	$—	$62,069
Assumed from nonaffiliates	770	27,053	27,823
Assumed from affiliates	95,713	239	95,952
Ceded to nonaffiliates	(1,911)	(2,165)	(4,076)
Ceded to affiliates	(62,386)	(291)	(62,677)
Net losses and settlement expenses incurred	$94,255	$24,836	$119,091

	Three months ended June 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$93,392	$—	$93,392
Assumed from nonaffiliates	1,290	35,596	36,886
Assumed from affiliates	136,726	—	136,726
Ceded to nonaffiliates	(8,444)	(5,830)	(14,274)
Ceded to affiliates	(96,373)	(1,212)	(97,585)
Net premiums written	$126,591	$28,554	$155,145

Premiums earned
Direct	$95,376	$—	$95,376
Assumed from nonaffiliates	1,130	37,411	38,541
Assumed from affiliates	125,179	—	125,179
Ceded to nonaffiliates	(7,142)	(2,549)	(9,691)
Ceded to affiliates	(98,356)	(1,212)	(99,568)
Net premiums earned	$116,187	$33,650	$149,837

Losses and settlement expenses incurred
Direct	$72,811	$—	$72,811
Assumed from nonaffiliates	693	26,177	26,870
Assumed from affiliates	100,380	301	100,681
Ceded to nonaffiliates	(3,564)	(757)	(4,321)
Ceded to affiliates	(88,812)	(1)	(88,813)
Net losses and settlement expenses incurred	$81,508	$25,720	$107,228

	Six months ended June 30, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$198,623	$—	$198,623
Assumed from nonaffiliates	2,302	80,353	82,655
Assumed from affiliates	271,051	—	271,051
Ceded to nonaffiliates	(15,923)	(8,014)	(23,937)
Ceded to affiliates	(204,583)	(2,625)	(207,208)
Net premiums written	$251,470	$69,714	$321,184

Premiums earned
Direct	$194,756	$—	$194,756
Assumed from nonaffiliates	2,302	81,449	83,751
Assumed from affiliates	260,916	—	260,916
Ceded to nonaffiliates	(17,131)	(5,219)	(22,350)
Ceded to affiliates	(200,716)	(2,625)	(203,341)
Net premiums earned	$240,127	$73,605	$313,732

Losses and settlement expenses incurred
Direct	$114,356	$—	$114,356
Assumed from nonaffiliates	1,762	53,468	55,230
Assumed from affiliates	181,680	597	182,277
Ceded to nonaffiliates	(4,902)	(2,564)	(7,466)
Ceded to affiliates	(115,140)	462	(114,678)
Net losses and settlement expenses incurred	$177,756	$51,963	$229,719

	Six months ended June 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$190,144	$—	$190,144
Assumed from nonaffiliates	2,209	69,101	71,310
Assumed from affiliates	261,526	—	261,526
Ceded to nonaffiliates	(16,577)	(7,854)	(24,431)
Ceded to affiliates	(196,104)	(2,425)	(198,529)
Net premiums written	$241,198	$58,822	$300,020

Premiums earned
Direct	$191,274	$—	$191,274
Assumed from nonaffiliates	2,145	72,100	74,245
Assumed from affiliates	247,276	—	247,276
Ceded to nonaffiliates	(13,626)	(5,186)	(18,812)
Ceded to affiliates	(197,234)	(2,425)	(199,659)
Net premiums earned	$229,835	$64,489	$294,324

Losses and settlement expenses incurred
Direct	$135,572	$—	$135,572
Assumed from nonaffiliates	1,445	47,417	48,862
Assumed from affiliates	177,122	665	177,787
Ceded to nonaffiliates	(4,965)	(1,587)	(6,552)
Ceded to affiliates	(152,146)	(10)	(152,156)
Net losses and settlement expenses incurred	$157,028	$46,485	$203,513

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

	Six months ended June 30,
($ in thousands)	2018	2017
Gross reserves at beginning of year	$732,612	$690,532
Re-valuation due to foreign currency exchange rates	525	(1,913)
Less ceded reserves at beginning of year	30,923	20,664
Net reserves at beginning of year	701,164	671,781

Incurred losses and settlement expenses related to:
Current year	235,806	216,710
Prior years	(6,087)	(13,197)
Total incurred losses and settlement expenses	229,719	203,513

Paid losses and settlement expenses related to:
Current year	65,714	66,662
Prior years	139,625	119,270
Total paid losses and settlement expenses	205,339	185,932

Net reserves at end of period	725,544	689,362
Plus ceded reserves at end of period	31,148	20,430
Re-valuation due to foreign currency exchange rates	177	(301)
Gross reserves at end of period	$756,869	$709,491

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
Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the six months ended June 30, 2018 and 2017.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2018 Development
For the property and casualty insurance segment, the June 30, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $5.3 million from the estimate at December 31, 2017.  This decrease represents 1.1 percent of the December 31, 2017 gross carried reserves and is primarily attributed to decreases in the ultimate loss and settlement expense ratios for several accident years in the other liability line of business due to reductions in expected ultimate frequency and/or severity. The auto physical damage, workers' compensation and homeowners lines of business had relatively small amounts of adverse development. The adverse development in the auto physical damage line of business is the result of an increase in the accident year 2017 ultimate loss and settlement expense ratio after observing higher than expected reported severity for non-storm claims, while the adverse development in the workers' compensation line of business was driven by an upwards adjustment to the accident year 2017 ultimate loss and settlement expense ratio following a second quarter revision in the ultimate frequency and severity assumptions.

For the reinsurance segment, the June 30, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $801,000 from the estimate at December 31, 2017.  This decrease represents 0.3 percent of the December 31, 2017 gross carried reserves and is primarily attributed to lower ultimate loss estimates impacting accident years 2013-2017 for the catastrophe and per risk excess, property pro rata and ocean marine pro rata lines of business. The favorable development was partially offset by adverse development on casualty excess, property/casualty global excess and pro rata, and aggregate excess contracts for years 2004, 2007, 2012, 2014 and 2017, whose ultimates were increased in response to higher than expected reported losses.

2017 Development
For the property and casualty insurance segment, the June 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $9.3 million from the estimate at December 31, 2016.  This decrease represented 1.9 percent of the December 31, 2016 gross carried reserves and was primarily attributed to reductions in prior year ultimate loss and settlement ratios for most lines of business except commercial auto liability. The other liability line of business was the largest contributor to favorable development. The ultimate loss and settlement ratios for accident years 2004 through 2016 were decreased slightly due to declines in expected ultimate claim frequency and/or severity. Due to increases in projected ultimate claim frequency and severity, the ultimate loss and settlement ratios in the commercial auto line of business were increased for accident years 2012 through 2016, producing adverse reserve development for that line of business. Prior years' asbestos settlement expense reserves in the other liability line of business increased during the first six months of 2017 in connection with the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured.
For the reinsurance segment, the June 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $3.9 million from the estimate at December 31, 2016.  This decrease represented 1.9 percent of the December 31, 2016 gross carried reserves and was primarily attributed to prior year reserve releases in the casualty excess and property/casualty global excess contract types.

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

Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$121,495	$36,451	$—	$157,946

Underwriting profit (loss):
SAP underwriting profit (loss)	(20,184)	3,707	—	(16,477)
GAAP adjustments	1,921	(855)	—	1,066
GAAP underwriting profit (loss)	(18,263)	2,852	—	(15,411)

Net investment income	8,410	3,360	8	11,778
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(4,692)	(1,168)	—	(5,860)
Other income (loss)	2,095	678	—	2,773
Interest expense	171	—	—	171
Other expenses	244	—	587	831
Income (loss) before income tax expense (benefit)	$(12,865)	$5,722	$(579)	$(7,722)

Three months ended June 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$116,187	$33,650	$—	$149,837

Underwriting profit (loss):
SAP underwriting profit (loss)	(8,892)	218	—	(8,674)
GAAP adjustments	2,006	(805)	—	1,201
GAAP underwriting profit (loss)	(6,886)	(587)	—	(7,473)

Net investment income	7,958	3,201	12	11,171
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	3,738	(351)	—	3,387
Other income (loss)	1,559	(528)	—	1,031
Interest expense	85	—	—	85
Other expenses	231	—	571	802
Income (loss) before income tax expense (benefit)	$6,053	$1,735	$(559)	$7,229

Six months ended June 30, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$240,127	$73,605	$—	$313,732

Underwriting profit (loss):
SAP underwriting profit (loss)	(29,220)	5,270	—	(23,950)
GAAP adjustments	2,183	(753)	—	1,430
GAAP underwriting profit (loss)	(27,037)	4,517	—	(22,520)

Net investment income	16,558	6,578	13	23,149
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(7,985)	(3,268)	—	(11,253)
Other income (loss)	4,146	242	—	4,388
Interest expense	313	—	—	313
Other expenses	477	—	1,224	1,701
Income (loss) before income tax expense (benefit)	$(15,108)	$8,069	$(1,211)	$(8,250)

Assets	$1,176,071	$477,701	$568,324	$2,222,096
Eliminations	—	—	(562,043)	(562,043)
Reclassifications	—	(745)	—	(745)
Total assets	$1,176,071	$476,956	$6,281	$1,659,308

Six months ended June 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$229,835	$64,489	$—	$294,324

Underwriting profit (loss):
SAP underwriting profit (loss)	(11,486)	3,465	—	(8,021)
GAAP adjustments	(281)	(1,136)	—	(1,417)
GAAP underwriting profit (loss)	(11,767)	2,329	—	(9,438)

Net investment income	15,973	6,184	21	22,178
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	3,141	(381)	—	2,760
Other income (loss)	3,000	(1,099)	—	1,901
Interest expense	169	—	—	169
Other expenses	410	—	1,153	1,563
Income (loss) before income tax expense (benefit)	$9,768	$7,033	$(1,132)	$15,669

Year ended December 31, 2017
Assets	$1,200,636	$484,678	$604,105	$2,289,419
Eliminations	—	—	(599,036)	(599,036)
Reclassifications	(1,393)	(6,273)	(777)	(8,443)
Total assets	$1,199,243	$478,405	$4,292	$1,681,940

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three and six months ended June 30, 2018 and 2017, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
Property and casualty insurance segment
Commercial lines:
Automobile	$31,660	$29,014	$62,304	$57,046
Property	27,196	26,069	53,788	51,571
Workers' compensation	25,229	25,343	50,131	50,046
Other liability	25,591	24,254	50,553	48,382
Other	2,228	2,197	4,414	4,306
Total commercial lines	111,904	106,877	221,190	211,351

Personal lines	9,591	9,310	18,937	18,484
Total property and casualty insurance	$121,495	$116,187	$240,127	$229,835

Reinsurance segment
Pro rata reinsurance	$10,070	$12,016	$23,143	$22,451
Excess of loss reinsurance	26,381	21,634	50,462	42,038
Total reinsurance	$36,451	$33,650	$73,605	$64,489

Consolidated	$157,946	$149,837	$313,732	$294,324

6.	INCOME TAXES
The actual income tax expense (benefit) for the three and six months ended June 30, 2018 and 2017 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rates of 21 percent during 2018 and 35 percent during 2017 to income (loss) before income tax) as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
Computed "expected" income tax expense (benefit)	$(1,622)	$2,530	$(1,733)	$5,484
Increases (decreases) in tax resulting from:
Incremental benefit of net operating loss carry back	(839)	—	(839)	—
Tax-exempt interest income	(297)	(761)	(607)	(1,466)
Dividends received deduction	(151)	(348)	(274)	(654)
Proration of tax-exempt interest and dividends received deduction	112	166	220	318
Other, net	70	138	54	(321)
Total income tax expense (benefit)	$(2,727)	$1,725	$(3,179)	$3,361

Pursuant to Staff Accounting Bulletin No. 118 issued by the Securities Exchange Commission, the Company made reasonable estimates of the effects the Tax Cuts and Jobs Act of 2017 (TCJA) had on deferred income tax assets and liabilities at December 31, 2017. For items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company used existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. Beginning in the first quarter of 2018, the Company is using estimated industry discount factors until further guidance and updated discount factors are released by the Internal Revenue Service (IRS). The Company continues to wait on guidance from the IRS to complete its analysis of the effects of the TCJA.
The Company had no provision for uncertain income tax positions at June 30, 2018 or December 31, 2017.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the three or six months ended June 30, 2018 or 2017.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2014.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
Pension plans:
Service cost	$4,300	$3,708	$8,426	$7,568
Interest cost	2,698	2,800	5,363	5,595
Expected return on plan assets	(6,048)	(5,191)	(12,026)	(10,382)
Amortization of net actuarial loss	143	913	268	1,821
Amortization of prior service cost	—	5	—	10
Net periodic pension benefit cost	$1,093	$2,235	$2,031	$4,612

Postretirement benefit plans:
Service cost	$368	$340	$736	$681
Interest cost	521	570	1,042	1,140
Expected return on plan assets	(1,203)	(1,078)	(2,407)	(2,156)
Amortization of net actuarial loss	233	343	467	686
Amortization of prior service credit	(2,782)	(2,788)	(5,564)	(5,577)
Net periodic postretirement benefit income	$(2,863)	$(2,613)	$(5,726)	$(5,226)

Net periodic pension benefit cost allocated to the Company amounted to $327,000 and $670,000 for the three months and $609,000 and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $806,000 and $736,000 for the three months and $1.6 million and $1.5 million for the six months ended June 30, 2018 and 2017, respectively. The service cost component of net periodic pension and postretirement benefit cost/(income) allocated to the Company is included in the income statement line titled "other underwriting expenses". The other components of net periodic pension and postretirement benefit cost/(income) are included in the income statement line titled "other income".
The Company’s share of Employers Mutual’s remaining 2018 planned contribution to the pension plan, if made, will be approximately $600,000. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2018.

8.	STOCK-BASED COMPENSATION
The Company has a stock-based compensation plan for non-employee directors. Employers Mutual also has several stock plans which utilize the common stock of the Company.  Employers Mutual can provide the common stock required under its plans by: 1) using shares of common stock that it currently owns; 2) purchasing common stock in the open market; or 3) directly purchasing common stock from the Company at the current fair value. Employers Mutual's current practice is to purchase common stock from the Company for use in all of its stock plans (including its non-employee director stock purchase plan and its employee stock purchase plan). A portion of the compensation expense recognized by Employers Mutual (as the requisite service period for restricted stock awards/units is rendered) is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement.
An account Employers Mutual established to hold previously granted restricted stock awards until they vest will periodically contain excess shares of the Company's stock stemming from forfeitures and surrenders. During the first six months of 2018, the Company repurchased 30,523 shares of stock from this unvested restricted stock account at an average cost of $26.30.
During the first six months of 2018, 120,439 restricted stock units were granted to eligible employees of Employers Mutual and 2,800 shares of restricted stock awards were granted to non-employee directors of the Company. Under the stock plans, 92,214 shares of restricted stock vested, and 57,424 options were exercised at a weighted average exercise price of $14.83. The Company recognized compensation expense from these plans of $193,000 ($153,000 net of tax) and $535,000 ($348,000 net of tax) for the three months and $606,000 ($479,000 net of tax) and $212,000 ($138,000 net of tax) for the six months ended June 30, 2018 and 2017, respectively.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017 are summarized in the tables below.

June 30, 2018	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,914	$7,914
U.S. government-sponsored agencies	296,224	296,224
Obligations of states and political subdivisions	289,730	289,730
Commercial mortgage-backed	75,676	75,676
Residential mortgage-backed	128,530	128,530
Other asset-backed	21,671	21,671
Corporate	421,954	421,954
Total fixed maturity securities available-for-sale	1,241,699	1,241,699

Equity investments, at fair value
Common stocks:
Financial services	47,818	47,818
Information technology	33,801	33,801
Healthcare	29,813	29,813
Consumer staples	12,571	12,571
Consumer discretionary	23,237	23,237
Energy	17,676	17,676
Industrials	24,721	24,721
Other	12,476	12,476
Non-redeemable preferred stocks	19,028	19,028
Investment funds	1,256	1,256
Total equity investments	222,397	222,397

Short-term investments	23,447	23,447

Liabilities:
Surplus notes	25,000	15,505

December 31, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$8,078
U.S. government-sponsored agencies	297,949	297,949
Obligations of states and political subdivisions	307,536	307,536
Commercial mortgage-backed	83,980	83,980
Residential mortgage-backed	119,799	119,799
Other asset-backed	24,114	24,114
Corporate	433,560	433,560
Total fixed maturity securities available-for-sale	1,275,016	1,275,016

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	43,522
Information technology	35,810	35,810
Healthcare	30,595	30,595
Consumer staples	14,127	14,127
Consumer discretionary	20,538	20,538
Energy	16,905	16,905
Industrials	28,489	28,489
Other	16,421	16,421
Non-redeemable preferred stocks	21,708	21,708
Total equity securities available-for-sale	228,115	228,115

Short-term investments	23,613	23,613

Liabilities:
Surplus notes	25,000	16,689

The estimated fair values of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. At June 30, 2018 and December 31, 2017 the Company held privately placed equity investments (the majority in non-redeemable convertible preferred stocks issued by a start-up technology company that Employers Mutual works with in its data analytics activities). In accordance with the new guidance related to financial instruments that was adopted January 1, 2018, these investments do not have readily determinable fair values. Therefore, the Company has elected to measure these investments at the alternative measurement of cost, adjusted for impairments and observable price changes. No impairment losses or adjustments have been made to these investments, either cumulatively or during the current period, as there have been no indications of impairment or observable price changes. Due to the alternative measurement classification, these investments are excluded from the 2018 disclosures in this footnote, but are included in the 2017 disclosures as a Level 3 fair value measurement carried at cost, which was presumed to approximate fair value.
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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2018 and December 31, 2017, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service.  One of these is an equity security that is reported as a Level 3 fair value measurement since no observable inputs are used in its valuation.  This security continues to be reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO establishes a per share price for this security based on an annual review of that company’s financial statements, typically performed during the second quarter.  The other securities not priced by the Company’s independent pricing service consist of five fixed maturity securities (eight at December 31, 2017). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of June 30, 2018 and December 31, 2017.

June 30, 2018			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,914	$—	$—	$7,914	$—
U.S. government-sponsored agencies	296,224	—	—	296,224	—
Obligations of states and political subdivisions	289,730	—	—	289,730	—
Commercial mortgage-backed	75,676	—	—	75,676	—
Residential mortgage-backed	128,530	—	—	128,530	—
Other asset-backed	21,671	—	—	21,671	—
Corporate	421,954	—	—	421,480	474
Total fixed maturity securities available-for-sale	1,241,699	—	—	1,241,225	474

Equity investments, at fair value:
Common stocks:
Financial services	47,818	—	47,818	—	—
Information technology	33,801	—	33,801	—	—
Healthcare	29,813	—	29,813	—	—
Consumer staples	12,571	—	12,571	—	—
Consumer discretionary	23,237	—	23,237	—	—
Energy	17,676	—	17,676	—	—
Industrials	24,721	—	24,721	—	—
Other	12,476	—	12,476	—	—
Non-redeemable preferred stocks	19,028	—	9,396	9,632	—
Investment funds	1,256	1,256	—	—	—
Total equity investments	222,397	1,256	211,509	9,632	—

Short-term investments	23,447	—	23,447	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	15,505	—	—	—	15,505

December 31, 2017			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$—	$—	$8,078	$—
U.S. government-sponsored agencies	297,949	—	—	297,949	—
Obligations of states and political subdivisions	307,536	—	—	307,536	—
Commercial mortgage-backed	83,980	—	—	83,980	—
Residential mortgage-backed	119,799	—	—	119,799	—
Other asset-backed	24,114	—	—	24,114	—
Corporate	433,560	—	—	432,940	620
Total fixed maturity securities available-for-sale	1,275,016	—	—	1,274,396	620

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	—	43,519	—	3
Information technology	35,810	—	35,810	—	—
Healthcare	30,595	—	30,595	—	—
Consumer staples	14,127	—	14,127	—	—
Consumer discretionary	20,538	—	20,538	—	—
Energy	16,905	—	16,905	—	—
Industrials	28,489	—	28,489	—	—
Other	16,421	—	16,421	—	—
Non-redeemable preferred stocks	21,708	—	9,512	10,196	2,000
Total equity securities available-for-sale	228,115	—	215,916	10,196	2,003

Short-term investments	23,613	—	23,613	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	16,689	—	—	—	16,689

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017.  Any unrealized gains or losses on these securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals or impairments of these securities are reported as realized investment gains or losses in net income.

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended June 30, 2018	Fixed maturity securities available-for-sale, corporate	Equity securities, financial services	Total
Beginning balance	$562	$3	$565
Settlements	(89)	—	(89)
Unrealized gains (losses) included in other comprehensive income (loss)	1	(3)	(2)
Balance at June 30, 2018	$474	$—	$474

Six months ended June 30, 2018
Beginning balance	$620	$3	$623
Settlements	(145)	—	(145)
Unrealized gains (losses) included in other comprehensive income (loss)	(1)	(3)	(4)
Balance at June 30, 2018	$474	$—	$474

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended June 30, 2017	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$929	$3	$2,000	$2,932
Settlements	(90)	—	—	(90)
Unrealized gains (losses) included in other comprehensive income (loss)	1	—	—	1
Balance at June 30, 2017	$840	$3	$2,000	$2,843

Six months ended June 30, 2017
Beginning balance	$982	$3	$2,000	$2,985
Settlements	(140)	—	—	(140)
Unrealized gains (losses) included in other comprehensive income (loss)	(2)	—	—	(2)
Balance at June 30, 2017	$840	$3	$2,000	$2,843

There were no transfers into or out of Levels 1 or 2 during the six months ended June 30, 2018 or 2017.  It is the Company’s policy to recognize transfers between levels at the beginning of the reporting period.

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
The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2018 and December 31, 2017 are as follows.  All fixed maturity securities are classified as available-for-sale and are carried at fair value.

June 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,127	$—	$213	$7,914
U.S. government-sponsored agencies	305,833	519	10,128	296,224
Obligations of states and political subdivisions	278,869	11,448	587	289,730
Commercial mortgage-backed	78,977	222	3,523	75,676
Residential mortgage-backed	131,427	1,772	4,669	128,530
Other asset-backed	22,325	351	1,005	21,671
Corporate	422,159	3,208	3,413	421,954
Total fixed maturity securities	$1,247,717	$17,520	$23,538	$1,241,699

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,115	$—	$37	$8,078
U.S. government-sponsored agencies	303,932	122	6,105	297,949
Obligations of states and political subdivisions	290,038	17,729	231	307,536
Commercial mortgage-backed	84,058	591	669	83,980
Residential mortgage-backed	120,554	2,479	3,234	119,799
Other asset-backed	23,934	625	445	24,114
Corporate	422,535	11,490	465	433,560
Total fixed maturity securities	1,253,166	33,036	11,186	1,275,016

Equity securities:
Common stocks:
Financial services	30,103	13,594	175	43,522
Information technology	18,308	17,504	2	35,810
Healthcare	18,877	11,876	158	30,595
Consumer staples	9,275	4,917	65	14,127
Consumer discretionary	10,935	9,640	37	20,538
Energy	12,441	5,381	917	16,905
Industrials	12,746	15,757	14	28,489
Other	11,058	5,363	—	16,421
Non-redeemable preferred stocks	20,531	1,216	39	21,708
Total equity securities	144,274	85,248	1,407	228,115
Total securities available-for-sale	$1,397,440	$118,284	$12,593	$1,503,131

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position recognized in accumulated other comprehensive income as of June 30, 2018 and December 31, 2017, listed by length of time the securities were consistently in an unrealized loss position.

June 30, 2018	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,914	$213	$—	$—	$7,914	$213
U.S. government-sponsored agencies	187,074	5,498	75,882	4,630	262,956	10,128
Obligations of states and political subdivisions	12,195	60	14,002	527	26,197	587
Commercial mortgage-backed	60,331	2,750	8,193	773	68,524	3,523
Residential mortgage-backed	97,256	2,616	18,781	2,053	116,037	4,669
Other asset-backed	4,976	122	12,134	883	17,110	1,005
Corporate	195,886	3,227	3,998	186	199,884	3,413
Total fixed maturity securities	$565,632	$14,486	$132,990	$9,052	$698,622	$23,538

December 31, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,078	$37	$—	$—	$8,078	$37
U.S. government-sponsored agencies	134,284	1,491	127,604	4,614	261,888	6,105
Obligations of states and political subdivisions	—	—	14,416	231	14,416	231
Commercial mortgage-backed	32,155	221	8,530	448	40,685	669
Residential mortgage-backed	30,003	394	22,948	2,840	52,951	3,234
Other asset-backed	—	—	13,440	445	13,440	445
Corporate	28,314	329	4,047	136	32,361	465
Total fixed maturity securities	232,834	2,472	190,985	8,714	423,819	11,186
Equity securities:
Common stocks:
Financial services	4,391	175	—	—	4,391	175
Information technology	344	2	—	—	344	2
Healthcare	2,532	158	—	—	2,532	158
Consumer staples	575	65	—	—	575	65
Consumer discretionary	992	37	—	—	992	37
Energy	3,181	917	—	—	3,181	917
Industrials	3,016	14	—	—	3,016	14
Non-redeemable preferred stocks	—	—	1,961	39	1,961	39
Total equity securities	15,031	1,368	1,961	39	16,992	1,407
Total temporarily impaired securities	$247,865	$3,840	$192,946	$8,753	$440,811	$12,593

Nearly all of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2018.
The amortized cost and estimated fair values of fixed maturity securities at June 30, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$39,947	$40,411
Due after one year through five years	207,717	208,900
Due after five years through ten years	366,053	362,780
Due after ten years	422,003	423,852
Securities not due at a single maturity date	211,997	205,756
Totals	$1,247,717	$1,241,699

A summary of realized investment gains and (losses) and the change in unrealized investment gains on equity investments is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
Fixed maturity securities available-for-sale:
Gross realized investment gains	$—	$289	$234	$379
Gross realized investment losses	(5,490)	(880)	(5,968)	(2,086)

Equity securities:
Net realized investment gains, excluding "other-than-temporary" impairments	1,479	6,026	4,195	8,802
Change in unrealized investment gains	(447)	XXXX	(10,301)	XXXX
"Other-than-temporary" impairments	XXXX	(733)	XXXX	(733)

Other long-term investments, net	(1,402)	(1,315)	587	(3,602)
Totals	$(5,860)	$3,387	$(11,253)	$2,760

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The net realized investment gains (losses) recognized on other long-term investments primarily represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy.

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2018.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company repurchased 25,300 shares of its common stock at an average cost of $25.76 during the first six months of 2018. No repurchases were made during the first six months of 2017.

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

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2017	$83,497	$(13,074)	$12,961	$(113)	$83,384
Cumulative adjustment for adoption of financial instruments recognition and measurement changes	(66,234)	—	—	—	(66,234)
Other comprehensive income (loss) before reclassifications	(26,546)	—	—	—	(26,546)
Amounts reclassified from accumulated other comprehensive income (loss)	4,530	166	(1,244)	(1,078)	3,452
Other comprehensive income (loss)	(22,016)	166	(1,244)	(1,078)	(23,094)
Balance at June 30, 2018	$(4,753)	$(12,908)	$11,717	$(1,191)	$(5,944)

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2016	$49,748	$(16,299)	$12,632	$(3,667)	$46,081
Other comprehensive income (loss) before reclassifications	17,979	—	—	—	17,979
Amounts reclassified from accumulated other comprehensive income (loss)	(4,135)	479	(1,024)	(545)	(4,680)
Other comprehensive income (loss)	13,844	479	(1,024)	(545)	13,299
Balance at June 30, 2017	$63,592	$(15,820)	$11,608	$(4,212)	$59,380

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and six months ended June 30, 2018 and 2017, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended June 30, 2018	Six months ended June 30, 2018	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$(5,490)	$(5,734)	Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments
Deferred income tax (expense) benefit	1,153	1,204	Total income tax expense (benefit)
Net reclassification adjustment	(4,337)	(4,530)	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(107)	(210)	(1)
Prior service credit	787	1,575	(1)
Total before tax	680	1,365
Deferred income tax (expense) benefit	(143)	(287)
Net reclassification adjustment	537	1,078

Total reclassification adjustment	$(3,800)	$(3,452)

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended June 30, 2017	Six months ended June 30, 2017	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$4,702	$6,362	Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments
Deferred income tax (expense) benefit	(1,646)	(2,227)	Total income tax expense (benefit)
Net reclassification adjustment	3,056	4,135	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(369)	(737)	(1)
Prior service credit	788	1,575	(1)
Total before tax	419	838
Deferred income tax (expense) benefit	(146)	(293)
Net reclassification adjustment	273	545

Total reclassification adjustment	$3,329	$4,680

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first six months of 2018.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first six months of 2018.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
Property and casualty insurance
Premiums earned	$121,495	$116,187	$240,127	$229,835
Losses and settlement expenses	94,255	81,508	177,756	157,028
Acquisition and other expenses	45,503	41,565	89,408	84,574
Underwriting loss	$(18,263)	$(6,886)	$(27,037)	$(11,767)

GAAP ratios:
Loss and settlement expense ratio	77.6%	70.2%	74.0%	68.3%
Acquisition expense ratio	37.4%	35.7%	37.3%	36.8%
Combined ratio	115.0%	105.9%	111.3%	105.1%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	77.6%	70.2%	74.0%	68.3%
Catastrophe and storm losses	(12.9)%	(8.8)%	(8.3)%	(8.7)%
Favorable development on prior years' reserves	2.6%	0.7%	2.2%	4.1%
Underlying loss and settlement expense ratio	67.3%	62.1%	67.9%	63.7%

Favorable development on prior years' reserves	$(3,151)	$(850)	$(5,286)	$(9,313)

Catastrophe and storm losses	$15,707	$10,214	$19,967	$20,000
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

	Three months ended June 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$31,660	$26,717	84.4%	$29,014	$23,744	81.8%
Property	27,196	23,529	86.5%	26,069	17,949	68.9%
Workers' compensation	25,229	22,513	89.2%	25,343	16,291	64.3%
Other liability	25,591	11,971	46.8%	24,254	14,319	59.0%
Other	2,228	125	5.6%	2,197	423	19.2%
Total commercial lines	111,904	84,855	75.8%	106,877	72,726	68.0%
Personal lines	9,591	9,400	98.0%	9,310	8,782	94.3%
Total property and casualty insurance	$121,495	$94,255	77.6%	$116,187	$81,508	70.2%

	Six months ended June 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$62,304	$53,173	85.3%	$57,046	$50,633	88.8%
Property	53,788	42,252	78.6%	51,571	35,488	68.8%
Workers' compensation	50,131	35,044	69.9%	50,046	30,065	60.1%
Other liability	50,553	29,672	58.7%	48,382	25,031	51.7%
Other	4,414	619	14.0%	4,306	330	7.7%
Total commercial lines	221,190	160,760	72.7%	211,351	141,547	67.0%
Personal lines	18,937	16,996	89.7%	18,484	15,481	83.8%
Total property and casualty insurance	$240,127	$177,756	74.0%	$229,835	$157,028	68.3%

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2018	2017	2018	2017
Reinsurance
Premiums earned	$36,451	$33,650	$73,605	$64,489
Losses and settlement expenses	24,836	25,720	51,963	46,485
Acquisition and other expenses	8,763	8,517	17,125	15,675
Underwriting profit (loss)	$2,852	$(587)	$4,517	$2,329

GAAP ratios:
Loss and settlement expense ratio	68.1%	76.4%	70.6%	72.1%
Acquisition expense ratio	24.1%	25.3%	23.3%	24.3%
Combined ratio	92.2%	101.7%	93.9%	96.4%

(Favorable) unfavorable development on prior years' reserves	$2,640	$2,557	$(801)	$(3,884)

Catastrophe and storm losses	$1,003	$4,909	$1,399	$8,497

	Three months ended June 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$10,070	$5,116	50.8%	$12,016	$7,674	63.9%
Excess of loss reinsurance	26,381	19,720	74.8%	21,634	18,046	83.4%
Total reinsurance	$36,451	$24,836	68.1%	$33,650	$25,720	76.4%

	Six months ended June 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$23,143	$9,781	42.3%	$22,451	$13,820	61.6%
Excess of loss reinsurance	50,462	42,182	83.6%	42,038	32,665	77.7%
Total reinsurance	$73,605	$51,963	70.6%	$64,489	$46,485	72.1%

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Consolidated
REVENUES
Premiums earned	$157,946	$149,837	$313,732	$294,324
Net investment income	11,778	11,171	23,149	22,178
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(5,860)	3,387	(11,253)	2,760
Other income	2,773	1,031	4,388	1,901
	166,637	165,426	330,016	321,163
LOSSES AND EXPENSES
Losses and settlement expenses	119,091	107,228	229,719	203,513
Acquisition and other expenses	54,266	50,082	106,533	100,249
Interest expense	171	85	313	169
Other expense	831	802	1,701	1,563
	174,359	158,197	338,266	305,494

Income (loss) before income tax expense (benefit)	(7,722)	7,229	(8,250)	15,669
Income tax expense (benefit)	(2,727)	1,725	(3,179)	3,361
Net income (loss)	$(4,995)	$5,504	$(5,071)	$12,308

Net income (loss) per share	$(0.24)	$0.26	$(0.24)	$0.58

GAAP ratios:
Loss and settlement expense ratio	75.4%	71.6%	73.2%	69.1%
Acquisition expense ratio	34.4%	33.4%	34.0%	34.1%
Combined ratio	109.8%	105.0%	107.2%	103.2%

(Favorable) unfavorable development on prior years' reserves	$(511)	$1,707	$(6,087)	$(13,197)

Catastrophe and storm losses	$16,710	$15,123	$21,366	$28,497

The Company reported net losses of $5.0 million ($0.24 per share) and $5.1 million ( $0.24 per share) for the three and six months ended June 30, 2018 compared to net income of $5.5 million ($0.26 per share) and $12.3 million ($0.58 per share) during the same periods in 2017.  Included in the net losses reported for the three and six months ended June 30, 2018 are declines of $447,000 and $10.3 million, respectively, in unrealized investment gains on the Company's equity investments as required by updated accounting guidance that was adopted by the Company on January 1, 2018. In 2017, these amounts were recognized through other comprehensive income. Excluding these amounts, the primary driver of the declines in net income reported for the three and six month ended June 30, 2018 is a high level of non-catastrophe losses in the property and casualty insurance segment, partially offset by improved performance in the reinsurance segment. Also included in the net losses reported for the three and six months ended June 30, 2018 are $5.4 million and $952,000, respectively, of realized investment losses, compared to $3.4 million and $2.8 million of realized investment gains in the same periods of 2017. The GAAP combined ratio for the second quarter was 109.8 percent, which is not significantly higher than management's internal projection; however, the composition of the results by segment and the drivers of those results are different from projections. The income tax expense (benefit) amounts reported in 2018 reflect the new 21 percent federal corporate tax rate, compared to the 35 percent federal corporate tax rate in effect in 2017.

The Company adopted updated accounting guidance on January 1, 2018 that requires the components of net periodic pension and postretirement benefit costs/income, other than the service cost component, to be presented in the income statement outside a subtotal of income from operations, if one is presented. The Company does not report a subtotal of income from operations in its consolidated statements of income; however, in conjunction with the adoption of this updated guidance, management has elected to report all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact any of the net income/loss amounts reported, as other income and other underwriting expenses increased by the same amount; however, it did increase the acquisition expense ratios, and therefore the combined ratios, by 1.2 percentage points for the three and six months ended June 30, 2018 and 0.9 percentage points for the three and six months ended June 30, 2017.

Premium income
Premiums earned increased 5.4 percent and 6.6 percent to $157.9 million and $313.7 million for the three and six months ended June 30, 2018 from $149.8 million and $294.3 million for the same period in 2017.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, there were some indications of moderate rate level improvement during the first half of the year. Average rate level increases were slightly positive in the property and casualty insurance segment, with variances by line of business. The lines of business experiencing the greatest profitability challenges in the property and casualty insurance segment, namely commercial auto and personal lines, are currently receiving larger (mid-single digit) rate increases. During the January 1, 2018 renewal season, moderate price increases were achieved on most of the reinsurance segment's property per risk and catastrophe programs.
Premiums earned in the property and casualty insurance segment increased 4.6 percent and 4.5 percent to $121.5 million and $240.1 million for the three and six months ended June 30, 2018 from $116.2 million and $229.8 million for the same periods in 2017.  The majority of these increase are attributed to small rate level increases on renewal business, an increase in retained policies in the commercial lines of business and new business in both commercial and personal lines of business. Commercial lines new business premium (representing 13 percent of the pool participants’ direct premiums written) was approximately 5 percent higher in the six months ended June 30, 2018 from the same period in 2017. Personal lines new business premium continues to be up significantly with the roll out of the My Home and My Auto 2.0 products. While management continues to seek growth in most territories, it is particularly focused on achieving growth outside of the core Midwest market, which will help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately 5 percent during the first six months of 2018. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business, the overall rate change on renewal business was approximately 1.7 percent. Rate levels are expected to be mixed during the remainder of 2018, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected to slow or stop in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to be flat or increase slightly. The overall policy retention rate remained strong during the first half of 2018 at 85.9 percent (commercial lines at 86.8 percent and personal lines at 84.1 percent). These retention rates approximate those reported at the end of 2017.
Premiums earned in the reinsurance segment increased 8.3 percent and 14.1 percent to $36.5 million and $73.6 million for the three and six months ended June 30, 2018 from $33.7 million and $64.5 million for the same period in 2017. These increases are attributed to increases in participation and higher estimated premiums on existing multi-line contracts, property per risk contracts, a specialty casualty contract and a large offshore energy contract within the pro rata line of business, as well as the addition of some new business. These increases were partially offset by a continued decline in Mutual Re's (formerly known as Mutual Reinsurance Bureau underwriting association) premiums stemming from its withdrawal from non-standard automobile business. Reinsurance underwriting capacity remained strong during the January 1, 2018 renewal season, with rate level increases largely limited to contracts impacted by 2017 catastrophic events. Renewal pricing has been mixed on mid-year renewals, with increases generally limited to contracts impacted by 2017 catastrophic events.
Losses and settlement expenses
Losses and settlement expenses increased 11.1 percent and 12.9 percent to $119.1 million and $229.7 million for the three and six months ended June 30, 2018 from $107.2 million and $203.5 million for the same periods in 2017.  The loss and settlement expense ratios increased to 75.4 percent and 73.2 percent for the three and six months ended June 30, 2018 from 71.6 percent and 69.1 percent for the same periods in 2017. These increases are primarily attributed to a higher than anticipated level of non-catastrophe losses in the property and casualty insurance segment, partially offset by improved performance in the reinsurance segment. The actuarial analysis of the Company’s carried reserves at June 30, 2018 indicates that they are in the upper half of the range of reasonable reserves.
The loss and settlement expense ratios for the property and casualty insurance segment increased to 77.6 percent and 74.0 percent for the three and six months ended June 30, 2018 from 70.2 percent and 68.3 percent for the same periods in 2017. The underlying loss and settlement expense ratios, which exclude the impact of catastrophe and storm losses and development on prior years' reserves, increased to 67.3 percent and 67.9 percent in the three and six months ended June 30, 2018 from 62.1 percent and 63.7 percent for the same periods in 2017. The increase reported for the three months ended June 30, 2018 is primarily attributed to the workers' compensation line of business, and stems from an adjustment made to the first quarter 2018 ultimate loss and settlement expense ratio projection during the second quarter. This was deemed necessary after it became apparent that the ultimate loss and settlement expense ratio established for the first quarter of 2018 needed to be revised due to unanticipated increases in both the frequency and severity of first quarter reported losses as claims emerged during the second quarter. The increases in frequency and severity experienced on first quarter reported losses represent a significant departure from recent activity, and management continues to analyze the underlying data to validate the adequacy of the revised ultimate loss and settlement expense ratio established for the first quarter of 2018, and will act on a timely basis if additional revisions are deemed necessary. Based on initial observations, reported losses stemming from second quarter 2018 claims appear to be much lower than what was experienced on first quarter claims. The increase reported for the six months ended June 30, 2018 reflects the adjustment made to the workers' compensation first quarter ultimate loss and settlement expense ratio projection during the second quarter, as well as the high level of fire and water damage losses experienced during the first quarter due to persistent cold temperatures. The commercial auto and personal lines of business continue to under-perform expectations, posting loss and settlement expense ratios of 85.3 percent and 89.7 percent, respectively, for the six months ended June 30, 2018.
Favorable development on prior years' reserves increased in the three months ended June 30, 2018, but declined for the first six months of 2018, which, as previously reported, is in line with management's expectations. Management's experience with selecting ultimate loss and settlement expense ratios under the accident year ultimate methodology implemented in 2016 has led to more refined ultimate selections closer to the actuarial central estimate, which leaves less margin for unanticipated changes in loss frequency and/or severity. See note 4 "Liability For Losses and Settlement Expenses" of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves.
Catastrophe and storm losses totaled $15.7 million in the three months ended June 30, 2018, but were capped at $10.2 million in the second quarter of 2017 by the intercompany excess of loss reinsurance treaty with Employers Mutual. For the first six months of 2018 and 2017, catastrophe and storm losses totaled $20.0 million. No recoveries were made under the intercompany excess of loss reinsurance treaty covering the first half of 2018, primarily due to the relatively low amount of catastrophe and storm losses incurred during the first quarter of 2018. Catastrophe and storm losses accounted for 12.9 and 8.3 percentage points of the loss and settlement expense ratio in the three and six months ended June 30, 2018, respectively, compared to 8.8 and 8.7 percentage points for the same periods in 2017. The most recent 10-year averages for the three and six month periods are 17.5 and 11.2 percentage points.
The loss and settlement expense ratios for the reinsurance segment decreased to 68.1 percent and 70.6 percent for the three and six months ended June 30, 2018 from 76.4 percent and 72.1 percent for the same periods in 2017. These decreases are primarily attributed to a reduction in catastrophe and storm losses. Catastrophe and storm losses declined $3.9 million and $7.1 million in the three and six months ended June 30, 2018 from the same periods in 2017. Catastrophe and storm losses accounted for an unusually low 2.7 and 1.9 percentage points of the loss and settlement expense ratio for the three and six months ended June 30, 2018, compared to 14.6 and 13.2 percentage points during the same periods in 2017. The most recent 10-year averages for these periods are 15.1 and 12.0 percentage points, respectively. Adverse development totaled $2.6 million in the second quarters of both 2018 and 2017. For the first six months of 2018, the reinsurance segment reported favorable development of $801,000, compared to $3.9 million in 2017. See note 4 "Liability For Losses and Settlement Expenses" of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves.

Acquisition and other expenses
Acquisition and other expenses increased 8.4 percent and 6.3 percent to $54.3 million and $106.5 million for the three and six months ended June 30, 2018 from $50.1 million and $100.2 million for the same periods in 2017.  The acquisition expense ratio increased to 34.4 percent for the three months ended June 30, 2018 from 33.4 percent for the same period in 2017, but decreased to 34.0 percent for the six months ended June 30, 2018 from 34.1 percent for the same period in 2017. Increases in the acquisition expense ratios in the property and casualty insurance segment were partially offset by declines in the reinsurance segment.
The acquisition expense ratios for the property and casualty insurance segment increased to 37.4 percent and 37.3 percent for the three and six months ended June 30, 2018 from 35.7 percent and 36.8 percent for the same periods in 2017. These increases are primarily due to an increase in salary and bonus expenses. The increase for the six months ended June 30, 2018 was somewhat smaller due to a decline in policyholders dividends on certain safety groups and a reduction in contingent commission expense.
The acquisition expense ratio for the reinsurance segment decreased to 24.1 percent and 23.3 percent for the three and six months ended June 30, 2018 from 25.3 percent and 24.3 percent for the same periods in 2017. The decreases are primarily due to declines in commission expenses.

Investment results
Net investment income increased 5.4 percent and 4.4 percent to $11.8 million and $23.1 million for the three and six months ended June 30, 2018 from $11.2 million and $22.2 million for the same periods in 2017. These increases are due to growth in the fixed maturity portfolio and higher interest rates. Pre-tax yields on new purchases were similar to the book yield on the fixed income portfolio, which was approximately 3.50 percent, 3.45 percent and 3.43 percent at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.  The effective duration of the fixed maturity portfolio, excluding interest-only securities was 5.2 at June 30, 2018 and 5.0 at December 31, 2017.
Net realized investment gains (losses) and, beginning in 2018, the change in unrealized investment gains on equity investments declined to losses of $5.9 million and $11.3 million for the three and six months ended June 30, 2018, respectively, from gains of $3.4 million and $2.8 million for the same periods in 2017. Net realized investment gains from equity investment sales declined $3.8 million for the three months and $3.9 million for the six months ended June 30, 2018. These declines are due to a re-balancing of a portion of the common stock portfolios that produced unusually large gains during the second quarter of 2017. Due to the recent increase in interest rates, the Company chose to dispose of certain fixed maturity securities in order to increase book yield without sacrificing quality or duration, which generated net losses of $5.5 million and $5.7 million for the three and six months ended June 30, 2018. The amounts reported for the three and six months ended June 30, 2018 also include a loss of $1.7 million and a gain of $78,000 generated from the limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). This investment had realized investment losses of $1.3 million and $3.6 million during the same periods in 2017.

Other income
Other income totaled $2.8 million and $4.4 million during the three and six months ended June 30, 2018, compared to $1.0 million and $1.9 million during the same periods in 2017. The 2018 amounts include $1.9 million and $3.7 million of net periodic pension and postretirement benefit income and $678,000 and $242,000 of foreign currency exchange gains recognized on the reinsurance segment’s foreign currency denominated reinsurance business, respectively.  The 2017 amounts include $1.3 million and $2.6 million of net periodic pension and postretirement benefit income and $529,000 and $1.1 million of foreign currency exchange losses, respectively.

Income tax
The Company reported an income tax benefit of $2.7 million and $3.2 million for the three and six months ended June 30, 2018, compared to income tax expense of $1.7 million and $3.4 million for the same periods in 2017. The effective tax rates for the three and six months ended June 30, 2018 were 35.3 percent and 38.5 percent, compared to 23.9 percent and 21.4 percent for the same periods in 2017. The 2018 effective tax rates are calculated using income tax benefits relative to pretax losses, thus the larger numbers are actually indicative of a low effective tax rate. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 21 percent for 2018 and 35 percent for 2017 are tax-exempt interest income earned and the dividends received deduction, and for 2018, an incremental benefit associated with the carryback of the current period's net operating losses to prior tax periods at the previous 35 percent tax rate.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $23.0 million and $22.4 million during the first six months of 2018 and 2017, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2018 without prior regulatory approval is approximately $54.2 million.  The Company received $9.8 million and $3.7 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $9.4 million and $8.9 million during the first six months of 2018 and 2017, respectively.
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

The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2018 and December 31, 2017, the Company had net unrealized holding gains (losses), net of deferred taxes, on its fixed maturity securities available-for-sale of $(4.8) million and $17.3 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $16.7 million and $13.6 million in minority ownership interests in limited partnerships and limited liability companies at June 30, 2018 and December 31, 2017, respectively.  These balances generally include investments in private equity arrangements, with the following two exceptions. The Company funds a limited partnership that is designed to help protect it from a sudden and significant decline in the value of its equity portfolio. During the first six months of 2018 and 2017, the Company invested additional funds of $4.5 million and $5.8 million, respectively, into this program (2018 contribution includes $1.9 million from the reinvestment of realized gains from the program). The Company's reinsurance subsidiary invests in limited liability companies that convey renewable energy tax credits. After reductions for the utilization of the tax credits and impairment losses, the carrying values of these investments totaled $2.3 million at June 30, 2018 and $1.5 million at December 31, 2017.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.5 million at June 30, 2018 and December 31, 2017.
The Company’s cash balance was $259,000 and $347,000 at June 30, 2018 and December 31, 2017, respectively.
During the first six months of 2018, Employers Mutual contributed $6.0 million to its qualified pension plan but made no contributions to its postretirement benefit plans.  The Company’s share of Employers Mutual’s remaining 2018 planned contribution to its pension plan, if made, will be approximately $600,000. No contributions will be made to the postretirement benefit plans in 2018.
During the first six months of 2017, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.1 million for its share of the total 2017 pension contribution (no contributions were made to the postretirement benefit plans during 2017).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2018.
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

The Company’s total cash and invested assets at June 30, 2018 and December 31, 2017 are summarized as follows:

	June 30, 2018
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,247,717	$1,241,699	$1,241,699	82.3%
Equity securities at fair value	148,866	222,397	222,397	14.8%
Cash	259	259	259	—%
Short-term investments	23,447	23,447	23,447	1.6%
Equity investments, at alternative measurement of cost less impairments	3,200	XXXX	3,200	0.2%
Other long-term investments	16,654	XXXX	16,654	1.1%
	$1,440,143	XXXX	$1,507,656	100.0%

	December 31, 2017
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,253,166	$1,275,016	$1,275,016	82.8%
Equity securities available-for-sale	144,274	228,115	228,115	14.8%
Cash	347	347	347	—%
Short-term investments	23,613	23,613	23,613	1.5%
Other long-term investments	13,648	XXXX	13,648	0.9%
	$1,435,048	XXXX	$1,540,739	100.0%

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes was increased to 2.73 percent from 1.35 percent effective February 1, 2018.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $313,000 during the first six months of 2018 and $169,000 during the first six months of 2017.  During the first quarter of 2018, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2017.
As of June 30, 2018, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
At June 30, 2018, the Company had unrealized losses on fixed maturity securities available-for-sale as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2018.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $18.6 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on fixed maturity securities available-for-sale are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time fixed maturity securities available-for-sale have continuously been in an unrealized loss position as of June 30, 2018.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$7,914	$213	$—	$—	$7,914	$213
U.S. government-sponsored agencies	187,074	5,498	75,882	4,630	262,956	10,128
Obligations of states and political subdivisions	12,195	60	14,002	527	26,197	587
Commercial mortgage-backed	60,331	2,750	8,193	773	68,524	3,523
Residential mortgage-backed	97,256	2,616	18,781	2,053	116,037	4,669
Other asset-backed	4,976	122	12,134	883	17,110	1,005
Corporate	195,886	3,227	3,998	186	199,884	3,413
Total fixed maturity securities	$565,632	$14,486	$132,990	$9,052	$698,622	$23,538

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2018, the Company held $4.4 million of non-investment grade fixed maturity securities in a net unrealized loss position of $285,000.
Following is a schedule of gross realized losses recognized in the first six months of 2018 on fixed maturity securities available-for-sale.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$11,978	$11,791	$187	$—	$187
Over three months to six months	6,769	6,513	256	—	256
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	5,035	4,928	107	—	107
Over twelve months	100,451	95,033	5,418	—	5,418
Total fixed maturity securities	$124,233	$118,265	$5,968	$—	$5,968

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2027.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of June 30, 2018 did not change materially from those presented in the Company’s 2017 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $609,000 and $706,000 as of June 30, 2018 and December 31, 2017, respectively. Premium tax offsets of $778,000 and $897,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2018 and December 31, 2017, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.1 million at June 30, 2018 and $2.0 million at December 31, 2017.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2018.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2018:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
4/1/2018 - 4/30/2018	3,645	$26.06	3,600	$19,014
5/1/2018 - 5/31/2018	21,769	25.71	21,700	18,456
6/1/2018 - 6/30/2018	1,337	26.05	—	18,456
Total	26,751	$25.78	25,300
1 Includes 1,451 shares purchased in the open market to fulfill the Company's obligations under its dividend reinvestment and common stock purchase plan.
2 On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  A total of $14.0 million remains available in this plan for the purchase of additional shares.
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

ITEM 6.	EXHIBITS

Exhibit number	Item
10.1.1*	EMC Insurance Companies Amended and Restated Reinsurance Pooling Agreements Between Employers Mutual Casualty Company and Certain of its Affiliated Companies

10.1.4*	Aggregate Catastrophe Excess of Loss and Per Occurrence Catastrophe Excess of Loss Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company

10.1.5*
Semi-Annual Aggregate Catastrophe Excess of Loss Reinsurance Contract between Employers Mutual Casualty Company and Dakota Fire Insurance Company, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company

10.5.4*	First Amended Inter-Company Loan Agreement

10.6.1*	First Amended Investment Management Agreement

10.6.5*
First Amended Services Agreement between Employers Mutual Casualty Company and EMCASCO Insurance Company, Illinois EMCASCO Insurance Company, Dakota Fire Insurance Company, Union Insurance Company of Providence and EMC Property & Casualty Company

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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2018.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)