Form 10-Q
period 2018-09-30
EMC INSURANCE GROUP INC
filed 2018-11-07
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of October 31, 2018, there were 21,611,374 shares of common stock, $1.00 par value, issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,264,975 and $1,253,166)	$1,248,072	$1,275,016
Equity investments, at fair value (cost $155,734 and $144,274)	238,768	228,115
Equity investments, at alternative measurement of cost less impairments	1,200	—
Other long-term investments	17,818	13,648
Short-term investments	33,717	23,613
Total investments	1,539,575	1,540,392

Cash	302	347
Reinsurance receivables due from affiliate	33,448	31,650
Prepaid reinsurance premiums due from affiliate	12,470	12,789
Deferred policy acquisition costs (affiliated $47,323 and $40,848)	47,653	41,114
Amounts due from affiliate to settle inter-company transaction balances	8,067	—
Prepaid pension and postretirement benefits due from affiliate	22,769	20,683
Accrued investment income	11,714	11,286
Amounts receivable under reverse repurchase agreements	16,500	16,500
Accounts receivable	1,103	1,604
Income taxes recoverable	1,531	—
Goodwill	942	942
Other assets (affiliated $4,706 and $4,423)	5,028	4,633
Total assets	$1,701,102	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $756,751 and $726,413)	$761,581	$732,612
Unearned premiums (affiliated $291,464 and $256,434)	292,983	257,797
Other policyholders' funds (all affiliated)	9,145	10,013
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	367
Pension benefits payable to affiliate	4,111	4,185
Income taxes payable	—	544
Deferred income taxes	7,090	15,020
Other liabilities (affiliated $26,440 and $27,520)	26,584	32,556
Total liabilities	1,126,494	1,078,094

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,575,286 shares in 2018 and 21,455,545 shares in 2017	21,575	21,455
Additional paid-in capital	127,520	124,556
Accumulated other comprehensive income (loss)	(15,082)	83,384
Retained earnings	440,595	374,451
Total stockholders' equity	574,608	603,846
Total liabilities and stockholders' equity	$1,701,102	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands, except share and per share amounts)	2018	2017
REVENUES
Premiums earned (affiliated $162,422 and $154,451)	$163,708	$155,190
Net investment income	11,951	11,501
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	11,135	(594)
Other income (affiliated $2,239 and $1,248)	2,331	1,099
Total revenues	189,125	167,196

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $109,040 and $116,908)	111,277	119,576
Dividends to policyholders (all affiliated)	2,654	46
Amortization of deferred policy acquisition costs (affiliated $28,395 and $26,177)	28,783	26,430
Other underwriting expenses (affiliated $20,925 and $20,798)	20,924	20,799
Interest expense (all affiliated)	170	84
Other expenses (affiliated $477 and $442)	873	701
Total losses and expenses	164,681	167,636
Income (loss) before income tax expense (benefit)	24,444	(440)

INCOME TAX EXPENSE (BENEFIT)
Current	3,584	(2,197)
Deferred	1,712	1,011
Total income tax expense (benefit)	5,296	(1,186)
Net income	$19,148	$746

Net income per common share - basic and diluted	$0.89	$0.03

Dividend per common share	$0.22	$0.21

Average number of common shares outstanding - basic and diluted	21,556,557	21,356,588
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Nine months ended September 30,
($ in thousands, except share and per share amounts)	2018	2017
REVENUES
Premiums earned (affiliated $473,382, and $446,522)	$477,440	$449,514
Net investment income	35,100	33,679
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(118)	2,166
Other income (affiliated $6,402 and $3,484)	6,719	3,000
Total revenues	519,141	488,359

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $338,729 and $318,902)	340,996	323,089
Dividends to policyholders (all affiliated)	7,160	5,184
Amortization of deferred policy acquisition costs (affiliated $84,434 and $79,957)	85,504	80,774
Other underwriting expenses (affiliated $66,303 and $61,637)	66,230	61,566
Interest expense (all affiliated)	483	253
Other expenses (affiliated $1,461 and $1,423)	2,574	2,264
Total losses and expenses	502,947	473,130
Income (loss) before income tax expense (benefit)	16,194	15,229

INCOME TAX EXPENSE (BENEFIT)
Current	1,479	1,918
Deferred	638	257
Total income tax expense (benefit)	2,117	2,175
Net income	$14,077	$13,054

Net income per common share - basic and diluted	$0.65	$0.61

Dividend per common share	$0.66	$0.63

Average number of common shares outstanding - basic and diluted	21,529,394	21,295,882
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended September 30,
($ in thousands)	2018	2017
Net income	$19,148	$746

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income tax expense (benefit) of $(2,488) and $2,951	(9,357)	5,481
Reclassification adjustment for net realized investment (gains) losses included in net income, net of income tax (expense) benefit of $202 and $(141)	758	(264)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(143) and $(146):
Net actuarial loss	84	240
Prior service credit	(623)	(511)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(539)	(271)

Other comprehensive income (loss)	(9,138)	4,946

Total comprehensive income (loss)	$10,010	$5,692

	Nine months ended September 30,
($ in thousands)	2018	2017
Net income	$14,077	$13,054

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income tax expense (benefit) of $(9,544) and $12,632	(35,903)	23,460
Reclassification adjustment for net realized investment (gains) losses included in net income, net of income tax (expense) benefit of $1,406 and $(2,368)	5,288	(4,399)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(430) and $(439):
Net actuarial loss	250	719
Prior service credit	(1,867)	(1,535)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(1,617)	(816)

Other comprehensive income (loss)	(32,232)	18,245

Total comprehensive income (loss)	$(18,155)	$31,299
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2017	$21,455	$124,556	$83,384	$374,451	$603,846
Cumulative adjustment for adoption of financial instruments recognition and measurement changes			(66,234)	66,234	—
Issuance of common stock through stock plans	176	4,302			4,478
Repurchase of common stock	(56)	(1,399)			(1,455)
Increase resulting from stock-based compensation expense		61			61
Other comprehensive income (loss)			(32,232)		(32,232)
Net income				14,077	14,077
Dividends paid to public stockholders ($0.66 per share)				(6,398)	(6,398)
Dividends paid to affiliate ($0.66 per share)				(7,769)	(7,769)
Balance at September 30, 2018	$21,575	$127,520	$(15,082)	$440,595	$574,608

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2016	$21,223	$119,054	$46,081	$366,984	$553,342
Issuance of common stock through stock plans	225	5,328			5,553
Repurchase of common stock	(68)	(1,790)			(1,858)
Increase resulting from stock-based compensation expense		48			48
Other comprehensive income (loss)			18,245		18,245
Net income				13,054	13,054
Dividends paid to public stockholders ($0.63 per share)				(5,906)	(5,906)
Dividends paid to affiliate ($0.63 per share)				(7,416)	(7,416)
Balance at September 30, 2017	$21,380	$122,640	$64,326	$366,716	$575,062
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
($ in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,077	$13,054
Adjustments to reconcile net income to net cash provided by operating activities:
Losses and settlement expenses (affiliated $30,338 and $35,368)	28,969	35,929
Unearned premiums (affiliated $35,030 and $37,373)	35,186	37,558
Other policyholders' funds due to affiliate	(868)	(3,221)
Amounts due to/from affiliate to settle inter-company transaction balances	(8,434)	(15,432)
Net pension and postretirement benefits due from affiliate	(4,207)	(638)
Reinsurance receivables due from affiliate	(1,798)	(4,753)
Prepaid reinsurance premiums due from affiliate	319	(6,450)
Commissions payable (affiliated $(2,190) and $(2,309))	(2,121)	(2,318)
Deferred policy acquisition costs (affiliated $(6,475) and $(3,176))	(6,539)	(3,171)
Accrued investment income	(428)	(913)
Current income tax	(2,075)	(6,209)
Deferred income tax	638	257
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	118	(2,166)
Other, net (affiliated $888 and $(1,545))	7,859	8,596
Total adjustments to reconcile net income to net cash provided by operating activities	46,619	37,069
Net cash provided by operating activities	60,696	50,123
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(248,571)	(174,579)
Disposals of fixed maturity securities available-for-sale	218,525	121,463
Purchases of equity investments	(57,558)	(43,868)
Disposals of equity investments	52,052	49,595
Purchases of other long-term investments	(7,305)	(12,231)
Disposals of other long-term investments	3,364	1,304
Net (purchases) disposals of short-term investments	(10,104)	14,415
Net receipts under reverse repurchase agreements	—	3,500
Net cash used in investing activities	(49,597)	(40,401)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	4,478	5,553
Repurchase of common stock	(1,455)	(1,858)
Dividends paid to stockholders (affiliated $(7,769) and $(7,416))	(14,167)	(13,322)
Net cash used in financing activities	(11,144)	(9,627)
NET INCREASE (DECREASE) IN CASH	(45)	95
Cash at the beginning of the year	347	307
Cash at the end of the quarter	$302	$402
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

Accounting Pronouncements Adopted
In January 2016, the Financial Accounting Standards Board (FASB) updated its guidance related to Financial Instruments-Overall Subtopic 825-10 of the Accounting Standards CodificationTM (Codification or ASC).  The objective of this update is to enhance the reporting model for financial instruments to provide financial statement users with more decision-useful information. The major change in reporting from this update is a requirement that equity investments (excluding those accounted for under the equity method of accounting or those that are consolidated) be measured at fair value, with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at estimated fair value or cost less impairment. All of the Company's common and preferred stock equity investments were already measured at fair value, as they were classified as available-for-sale with changes in fair value recognized in other comprehensive income (excludes those investments that were consolidated and those that were accounted for under the equity method of accounting). The Company adopted this guidance on January 1, 2018, recording a cumulative-effect adjustment that moved $66.2 million from accumulated other comprehensive income to retained earnings, which is the amount of net unrealized investment gains on available-for-sale equity securities as of December 31, 2017, net of deferred income taxes. Management uses the equity method of accounting for a few holdings in privately placed common and non-redeemable convertible preferred stock investments in start-up technology companies with ties to the insurance industry, as well as for an investment company limited partnership in which the Company has a minor ownership interest (these investments are classified as other long-term investments). In connection with the adoption of this new guidance, beginning January 1, 2018, the equity adjustments for these investments are being reported as realized investment gains and losses from other long-term investments, rather than net investment income.

In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting, if a subtotal of income from operations is presented. The Company does not report a subtotal of income from operations in its financial statements. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. In conjunction with the adoption of this updated guidance, management elected to report all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact the net income amounts reported, as other income and other underwriting expenses increased by the same amount ($1.9 million and $1.3 million for the three months and $5.6 million and $3.8 million for the nine months ended September 30, 2018 and 2017, respectively). The prohibition against including net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets was adopted prospectively on January 1, 2018. The impact of the exclusion of these costs from capitalized assets resulted in a negligible impact on the deferred policy acquisition cost asset calculation at September 30, 2018 compared to that which would have been calculated previously.
In August 2018, the FASB issued updated guidance related to Fair Value Measurement Topic 820 of the ASC. The objective of this update is to improve the effectiveness of disclosures in the notes to financial statements as part of the FASB's disclosure framework project. As it relates to the Company's footnote disclosures, this update removes disclosure of the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, as well as the policy for timing of transfers between levels, but adds disclosure of the amount of unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements still held at the end of the reporting period. The Company adopted these disclosure modifications during the third quarter of 2018.

2.	TRANSACTIONS WITH AFFILIATES
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective from January 1, 2018 through June 30, 2018, and has a retention of $22.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.0 million. The second treaty is effective from July 1, 2018 through December 31, 2018, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. The terms of these treaties were the same in 2017, with the exception of the retention amount contained in the treaty covering the first half of the year, which was $20.0 million. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $2.4 million and $3.2 million for the three and nine months ended September 30, 2018, respectively, compared to $3.5 million and $20.1 million for the same periods in 2017. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.6 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.6 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The terms of the program were the same in 2017 with the exception of the costs, which were $1.7 million for the per occurrence treaty and $3.2 million for the annual aggregate treaty. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled a negative $1.9 million and a negative $2.4 million for the three and nine months ended September 30, 2018, respectively, compared to $9.0 million and $9.0 million for the three and nine months ended September 30, 2017 respectively. The negative amounts reported for the three and nine months ended September 30, 2018 reflect Industry Loss Warranty recoveries associated with 2017 catastrophes. The reinsurance segment retains 20 percent of these recoveries under the co-participation provision, with the remainder ceded to Employers Mutual.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and nine months ended September 30, 2018 and 2017 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended September 30, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$126,737	$—	$126,737
Assumed from nonaffiliates	1,138	42,211	43,349
Assumed from affiliates	159,648	—	159,648
Ceded to nonaffiliates	(7,309)	(1,001)	(8,310)
Ceded to affiliates	(127,427)	(1,312)	(128,739)
Net premiums written	$152,787	$39,898	$192,685

Premiums earned
Direct	$100,850	$—	$100,850
Assumed from nonaffiliates	1,017	41,128	42,145
Assumed from affiliates	133,781	—	133,781
Ceded to nonaffiliates	(7,895)	(2,321)	(10,216)
Ceded to affiliates	(101,540)	(1,312)	(102,852)
Net premiums earned	$126,213	$37,495	$163,708

Losses and settlement expenses incurred
Direct	$51,606	$—	$51,606
Assumed from nonaffiliates	1,039	31,378	32,417
Assumed from affiliates	87,992	311	88,303
Ceded to nonaffiliates	(5,205)	(3,774)	(8,979)
Ceded to affiliates	(53,997)	1,927	(52,070)
Net losses and settlement expenses incurred	$81,435	$29,842	$111,277

	Three months ended September 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$122,665	$—	$122,665
Assumed from nonaffiliates	1,333	38,955	40,288
Assumed from affiliates	153,900	—	153,900
Ceded to nonaffiliates	(10,532)	(1,220)	(11,752)
Ceded to affiliates	(123,355)	(1,212)	(124,567)
Net premiums written	$144,011	$36,523	$180,534

Premiums earned
Direct	$96,547	$—	$96,547
Assumed from nonaffiliates	1,225	38,463	39,688
Assumed from affiliates	128,325	—	128,325
Ceded to nonaffiliates	(8,388)	(2,533)	(10,921)
Ceded to affiliates	(97,237)	(1,212)	(98,449)
Net premiums earned	$120,472	$34,718	$155,190

Losses and settlement expenses incurred
Direct	$62,745	$—	$62,745
Assumed from nonaffiliates	961	57,268	58,229
Assumed from affiliates	81,047	277	81,324
Ceded to nonaffiliates	(4,435)	(3,039)	(7,474)
Ceded to affiliates	(66,279)	(8,969)	(75,248)
Net losses and settlement expenses incurred	$74,039	$45,537	$119,576

	Nine months ended September 30, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$325,360	$—	$325,360
Assumed from nonaffiliates	3,440	122,564	126,004
Assumed from affiliates	430,699	—	430,699
Ceded to nonaffiliates	(23,232)	(9,015)	(32,247)
Ceded to affiliates	(332,010)	(3,937)	(335,947)
Net premiums written	$404,257	$109,612	$513,869

Premiums earned
Direct	$295,606	$—	$295,606
Assumed from nonaffiliates	3,319	122,577	125,896
Assumed from affiliates	394,697	—	394,697
Ceded to nonaffiliates	(25,026)	(7,540)	(32,566)
Ceded to affiliates	(302,256)	(3,937)	(306,193)
Net premiums earned	$366,340	$111,100	$477,440

Losses and settlement expenses incurred
Direct	$165,962	$—	$165,962
Assumed from nonaffiliates	2,801	84,846	87,647
Assumed from affiliates	269,672	908	270,580
Ceded to nonaffiliates	(10,107)	(6,338)	(16,445)
Ceded to affiliates	(169,137)	2,389	(166,748)
Net losses and settlement expenses incurred	$259,191	$81,805	$340,996

	Nine months ended September 30, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$312,809	$—	$312,809
Assumed from nonaffiliates	3,542	108,056	111,598
Assumed from affiliates	415,426	—	415,426
Ceded to nonaffiliates	(27,109)	(9,074)	(36,183)
Ceded to affiliates	(319,459)	(3,637)	(323,096)
Net premiums written	$385,209	$95,345	$480,554

Premiums earned
Direct	$287,821	$—	$287,821
Assumed from nonaffiliates	3,370	110,563	113,933
Assumed from affiliates	375,601	—	375,601
Ceded to nonaffiliates	(22,014)	(7,719)	(29,733)
Ceded to affiliates	(294,471)	(3,637)	(298,108)
Net premiums earned	$350,307	$99,207	$449,514

Losses and settlement expenses incurred
Direct	$198,317	$—	$198,317
Assumed from nonaffiliates	2,406	104,685	107,091
Assumed from affiliates	258,169	942	259,111
Ceded to nonaffiliates	(9,400)	(4,626)	(14,026)
Ceded to affiliates	(218,425)	(8,979)	(227,404)
Net losses and settlement expenses incurred	$231,067	$92,022	$323,089

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

•
“Ceded to nonaffiliates” for the property and casualty insurance subsidiaries represents their aggregate 30 percent pool participation percentage of 1) the amounts ceded to nonaffiliated reinsurance companies in accordance with the terms of the reinsurance agreements providing protection to the pool and each of its participants, and 2) the amounts ceded on a mandatory basis to state organizations in connection with various programs.  For the reinsurance subsidiary, this line includes 1) reinsurance business that is ceded to other insurance companies in connection with “fronting” activities initiated by Employers Mutual, and 2) amounts ceded in connection with the purchase of additional reinsurance protection in peak exposure territories from external parties.

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

	Nine months ended September 30,
($ in thousands)	2018	2017
Gross reserves at beginning of year	$732,612	$690,532
Re-valuation due to foreign currency exchange rates	525	(1,913)
Less ceded reserves at beginning of year	30,923	20,664
Net reserves at beginning of year	701,164	671,781

Incurred losses and settlement expenses related to:
Current year	352,992	340,706
Prior years	(11,996)	(17,617)
Total incurred losses and settlement expenses	340,996	323,089

Paid losses and settlement expenses related to:
Current year	119,399	120,053
Prior years	193,673	173,986
Total paid losses and settlement expenses	313,072	294,039

Net reserves at end of period	729,088	700,831
Plus ceded reserves at end of period	32,661	25,348
Re-valuation due to foreign currency exchange rates	(168)	282
Gross reserves at end of period	$761,581	$726,461

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
Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the nine months ended September 30, 2018 and 2017.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2018 Development
For the property and casualty insurance segment, the September 30, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $12.5 million from the estimate at December 31, 2017.  This decrease represents 2.5 percent of the December 31, 2017 gross carried reserves and is primarily attributed to decreases in the ultimate loss and settlement expense ratios for several accident years in the other liability, commercial auto liability, surety bonds and personal auto liability lines of business. Favorable development in the other liability line of business was driven by a reduction in the expected ultimate loss and settlement expense ratios for accident years 2013 and 2015, although the ultimate settlement expense ratios for several prior years were reduced slightly as well. The ultimate loss and settlement expense ratios in the commercial auto liability line of business for accident years 2014 through 2017 were decreased as ultimate claim severities are projected to be better than initially expected. The workers' compensation, commercial property, auto physical damage and homeowners lines of business all experienced adverse development. The adverse development in the workers' compensation line of business is the result of an increase in the accident year 2017 ultimate loss and settlement expense ratio due to an initial underestimate of both ultimate frequency and severity, largely attributed to winter related slip and fall claims.
For the reinsurance segment, the September 30, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior increased $493,000 from the estimate at December 31, 2017.  This increase represents 0.2 percent of the December 31, 2017 gross carried reserves and is primarily attributed to reserve strengthening mainly in the casualty and multiline excess and pro rata contracts for accident years 2007, 2012, 2014, 2015 and 2017. This adverse development was partially offset by favorable development from Industry Loss Warranty recoveries on 2017 catastrophes.

2017 Development
For the property and casualty insurance segment, the September 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $15.6 million from the estimate at December 31, 2016.  This decrease represented 3.2 percent of the December 31, 2016 gross carried reserves and was primarily attributed to reductions in prior year ultimate loss ratios for every line of business except commercial auto liability. The other liability line of business was the largest contributor to favorable development. The ultimate loss ratios for this line were decreased slightly for most accident years from 2003 through 2016 due to declines in expected ultimate claim frequency and/or severity. Due to increases in projected ultimate claim frequency and severity, the ultimate loss ratios in the commercial auto line of business were increased for accident years 2013 through 2016, producing adverse reserve development for that line of business. Included in the development amount is adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fess and losses on a multi-year asbestos exposure associated with a former insured, and a slight strengthening of remaining reserves.
For the reinsurance segment, the September 30, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior increased $2.1 million from the estimate at December 31, 2016.  This increase represented 1.0 percent of the December 31, 2016 gross carried reserves and was primarily attributed to prior year reserve releases in the per risk excess, property/casualty global excess and property/casualty global pro rata contract types.

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

Summarized financial information for the Company’s segments is as follows:

Three months ended September 30, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$126,213	$37,495	$—	$163,708

Underwriting profit (loss):
SAP underwriting profit (loss)	138	(844)	—	(706)
GAAP adjustments	378	398	—	776
GAAP underwriting profit (loss)	516	(446)	—	70

Net investment income	8,514	3,423	14	11,951
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	6,760	4,476	(101)	11,135
Other income (loss)	2,184	147	—	2,331
Interest expense	170	—	—	170
Other expenses	282	—	591	873
Income (loss) before income tax expense (benefit)	$17,522	$7,600	$(678)	$24,444

Three months ended September 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$120,472	$34,718	$—	$155,190

Underwriting profit (loss):
SAP underwriting profit (loss)	1,927	(18,364)	—	(16,437)
GAAP adjustments	4,582	194	—	4,776
GAAP underwriting profit (loss)	6,509	(18,170)	—	(11,661)

Net investment income	8,252	3,237	12	11,501
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(108)	(486)	—	(594)
Other income (loss)	1,457	(358)	—	1,099
Interest expense	84	—	—	84
Other expenses	170	—	531	701
Income (loss) before income tax expense (benefit)	$15,856	$(15,777)	$(519)	$(440)

Nine months ended September 30, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$366,340	$111,100	$—	$477,440

Underwriting profit (loss):
SAP underwriting profit (loss)	(29,082)	4,426	—	(24,656)
GAAP adjustments	2,561	(355)	—	2,206
GAAP underwriting profit (loss)	(26,521)	4,071	—	(22,450)

Net investment income	25,072	10,001	27	35,100
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	(1,225)	1,208	(101)	(118)
Other income (loss)	6,330	389	—	6,719
Interest expense	483	—	—	483
Other expenses	759	—	1,815	2,574
Income (loss) before income tax expense (benefit)	$2,414	$15,669	$(1,889)	$16,194

Assets	$1,212,964	$481,047	$574,885	$2,268,896
Eliminations	—	—	(564,796)	(564,796)
Reclassifications	(2,880)	—	(118)	(2,998)
Total assets	$1,210,084	$481,047	$9,971	$1,701,102

Nine months ended September 30, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$350,307	$99,207	$—	$449,514

Underwriting profit (loss):
SAP underwriting profit (loss)	(9,559)	(14,899)	—	(24,458)
GAAP adjustments	4,301	(942)	—	3,359
GAAP underwriting profit (loss)	(5,258)	(15,841)	—	(21,099)

Net investment income	24,225	9,421	33	33,679
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	3,033	(867)	—	2,166
Other income (loss)	4,457	(1,457)	—	3,000
Interest expense	253	—	—	253
Other expenses	580	—	1,684	2,264
Income (loss) before income tax expense (benefit)	$25,624	$(8,744)	$(1,651)	$15,229

Year ended December 31, 2017
Assets	$1,200,636	$484,678	$604,105	$2,289,419
Eliminations	—	—	(599,036)	(599,036)
Reclassifications	(1,393)	(6,273)	(777)	(8,443)
Total assets	$1,199,243	$478,405	$4,292	$1,681,940

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three and nine months ended September 30, 2018 and 2017, by line of insurance.

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
Property and casualty insurance
Commercial lines:
Automobile	$32,851	$30,229	$95,155	$87,275
Property	25,271	27,980	79,059	79,551
Workers' compensation	24,249	25,373	74,380	75,419
Other liability	31,399	24,996	81,952	73,378
Other	2,368	2,203	6,782	6,509
Total commercial lines	116,138	110,781	337,328	322,132

Personal lines	10,075	9,691	29,012	28,175
Total property and casualty insurance	$126,213	$120,472	$366,340	$350,307

Reinsurance
Pro rata reinsurance	$10,484	$10,730	$33,627	$33,181
Excess of loss reinsurance	27,011	23,988	77,473	66,026
Total reinsurance	$37,495	$34,718	$111,100	$99,207

Consolidated	$163,708	$155,190	$477,440	$449,514

6.	INCOME TAXES
The actual income tax expense (benefit) for the three and nine months ended September 30, 2018 and 2017 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rates of 21 percent during 2018 and 35 percent during 2017 to income (loss) before income tax) as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
Computed "expected" income tax expense (benefit)	$5,134	$(154)	$3,401	$5,330
Increases (decreases) in tax resulting from:
Incremental benefit of net operating loss carry back	839	—	—	—
Tax-exempt interest income	(290)	(656)	(897)	(2,122)
Dividends received deduction	(126)	(294)	(400)	(948)
Proration of tax-exempt interest and dividends received deduction	104	142	324	460
Other, net	(365)	(224)	(311)	(545)
Total income tax expense (benefit)	$5,296	$(1,186)	$2,117	$2,175

Pursuant to Staff Accounting Bulletin No. 118 issued by the Securities Exchange Commission, the Company made reasonable estimates of the effects the Tax Cuts and Jobs Act of 2017 (TCJA) had on deferred income tax assets and liabilities at December 31, 2017. For items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company used existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. Beginning in the first quarter of 2018, the Company is using estimated industry discount factors until further guidance and updated discount factors are released by the Internal Revenue Service (IRS). The Company continues to wait on updated guidance from the IRS to complete its analysis of the effects of the TCJA.
The Company had no provision for uncertain income tax positions at September 30, 2018 or December 31, 2017.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the three or nine months ended September 30, 2018 or 2017.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
Pension plans:
Service cost	$4,213	$3,783	$12,639	$11,351
Interest cost	2,681	2,798	8,044	8,393
Expected return on plan assets	(6,013)	(5,192)	(18,039)	(15,574)
Amortization of net actuarial loss	135	911	403	2,732
Amortization of prior service cost	—	5	—	15
Net periodic pension benefit cost	$1,016	$2,305	$3,047	$6,917

Postretirement benefit plans:
Service cost	$369	$341	$1,105	$1,022
Interest cost	521	570	1,563	1,710
Expected return on plan assets	(1,204)	(1,077)	(3,611)	(3,233)
Amortization of net actuarial loss	234	342	701	1,028
Amortization of prior service credit	(2,783)	(2,788)	(8,347)	(8,365)
Net periodic postretirement benefit income	$(2,863)	$(2,612)	$(8,589)	$(7,838)

Net periodic pension benefit cost allocated to the Company amounted to $305,000 and $692,000 for the three months and $914,000 and $2.1 million for the nine months ended September 30, 2018 and 2017, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $806,000 and $736,000 for the three months and $2.4 million and $2.2 million for the nine months ended September 30, 2018 and 2017, respectively. The service cost component of net periodic pension and postretirement benefit cost/(income) allocated to the Company is included in the income statement line titled "other underwriting expenses". The other components of net periodic pension and postretirement benefit cost/(income) are included in the income statement line titled "other income".
The Company does not plan to make additional contributions to the pension plan in 2018. No contributions will be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2018.

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
An account Employers Mutual established to hold previously granted restricted stock awards until they vest will periodically contain excess shares of the Company's stock stemming from forfeitures and surrenders. During the first nine months of 2018, the Company repurchased 30,523 shares of stock from this unvested restricted stock account at an average cost of $26.30. These repurchased shares are not deemed to be shares repurchased under the Company's stock repurchase program.
During the first nine months of 2018, 120,439 restricted stock units were granted to eligible employees of Employers Mutual and 2,800 shares of restricted stock awards were granted to non-employee directors of the Company. Under the stock plans, 92,214 shares of restricted stock vested, and 79,946 options were exercised at a weighted average exercise price of $14.53. The Company recognized compensation expense from these plans of $224,000 ($177,000 net of tax) and $296,000 ($192,000 net of tax) for the three months and $830,000 ($656,000 net of tax) and $508,000 ($330,000 net of tax) for the nine months ended September 30, 2018 and 2017, respectively.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017 are summarized in the tables below.

September 30, 2018	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,858	$7,858
U.S. government-sponsored agencies	290,057	290,057
Obligations of states and political subdivisions	282,307	282,307
Commercial mortgage-backed	75,314	75,314
Residential mortgage-backed	146,725	146,725
Other asset-backed	21,329	21,329
Corporate	424,482	424,482
Total fixed maturity securities available-for-sale	1,248,072	1,248,072

Equity investments, at fair value
Common stocks:
Financial services	48,647	48,647
Information technology	39,711	39,711
Healthcare	33,389	33,389
Consumer staples	13,302	13,302
Consumer discretionary	24,087	24,087
Energy	17,808	17,808
Industrials	23,943	23,943
Other	15,029	15,029
Non-redeemable preferred stocks	18,706	18,706
Investment funds	4,146	4,146
Total equity investments	238,768	238,768

Short-term investments	33,717	33,717

Liabilities:
Surplus notes	25,000	15,145

December 31, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$8,078
U.S. government-sponsored agencies	297,949	297,949
Obligations of states and political subdivisions	307,536	307,536
Commercial mortgage-backed	83,980	83,980
Residential mortgage-backed	119,799	119,799
Other asset-backed	24,114	24,114
Corporate	433,560	433,560
Total fixed maturity securities available-for-sale	1,275,016	1,275,016

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	43,522
Information technology	35,810	35,810
Healthcare	30,595	30,595
Consumer staples	14,127	14,127
Consumer discretionary	20,538	20,538
Energy	16,905	16,905
Industrials	28,489	28,489
Other	16,421	16,421
Non-redeemable preferred stocks	21,708	21,708
Total equity securities available-for-sale	228,115	228,115

Short-term investments	23,613	23,613

Liabilities:
Surplus notes	25,000	16,689

The estimated fair values of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. During 2018, the Company invested in a few privately placed equity investments. One of these was in the form of preferred units in a limited liability corporation offering weather-related predictive analytics and risk mitigation tools. In accordance with the new guidance related to financial instruments that was adopted January 1, 2018, this investment does not have a readily determinable fair value. Therefore, the Company has elected to measure this investment at the alternative measurement of cost, adjusted for impairments and observable price changes. No impairment losses have been made to this investment. Due to the alternative measurement classification, this investment is excluded from the disclosures in this footnote. The other privately placed equity investment, also in the field of insurance technology, is accounted for under the equity method of accounting, and as such is also excluded from these fair value disclosures. Since 2016, the Company has held another privately placed equity investment in the form of non-redeembable convertible preferred stock issued by a start-up technology company that Employers Mutual works with in its data analytics activities. During 2018, the Company purchased common stock in this entity. The Company accounts for its investment in this entity under the equity method of accounting, and as such is excluded from these fair value disclosures.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At September 30, 2018 and December 31, 2017, the Company had no securities priced solely from broker quotes.
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

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of September 30, 2018 and December 31, 2017.

September 30, 2018			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$7,858	$—	$—	$7,858	$—
U.S. government-sponsored agencies	290,057	—	—	290,057	—
Obligations of states and political subdivisions	282,307	—	—	282,307	—
Commercial mortgage-backed	75,314	—	—	75,314	—
Residential mortgage-backed	146,725	—	—	146,725	—
Other asset-backed	21,329	—	—	21,329	—
Corporate	424,482	—	—	424,133	349
Total fixed maturity securities available-for-sale	1,248,072	—	—	1,247,723	349

Equity investments, at fair value:
Common stocks:
Financial services	48,647	—	48,647	—	—
Information technology	39,711	—	39,711	—	—
Healthcare	33,389	—	33,389	—	—
Consumer staples	13,302	—	13,302	—	—
Consumer discretionary	24,087	—	24,087	—	—
Energy	17,808	—	17,808	—	—
Industrials	23,943	—	23,943	—	—
Other	15,029	—	15,029	—	—
Non-redeemable preferred stocks	18,706	—	9,093	9,613	—
Investment funds	4,146	4,146	—	—	—
Total equity investments	238,768	4,146	225,009	9,613	—

Short-term investments	33,717	—	33,717	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	15,145	—	—	—	15,145

December 31, 2017			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$—	$—	$8,078	$—
U.S. government-sponsored agencies	297,949	—	—	297,949	—
Obligations of states and political subdivisions	307,536	—	—	307,536	—
Commercial mortgage-backed	83,980	—	—	83,980	—
Residential mortgage-backed	119,799	—	—	119,799	—
Other asset-backed	24,114	—	—	24,114	—
Corporate	433,560	—	—	432,940	620
Total fixed maturity securities available-for-sale	1,275,016	—	—	1,274,396	620

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	—	43,519	—	3
Information technology	35,810	—	35,810	—	—
Healthcare	30,595	—	30,595	—	—
Consumer staples	14,127	—	14,127	—	—
Consumer discretionary	20,538	—	20,538	—	—
Energy	16,905	—	16,905	—	—
Industrials	28,489	—	28,489	—	—
Other	16,421	—	16,421	—	—
Non-redeemable preferred stocks	21,708	—	9,512	10,196	2,000
Total equity securities available-for-sale	228,115	—	215,916	10,196	2,003

Short-term investments	23,613	—	23,613	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	16,689	—	—	—	16,689

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017.  Any unrealized gains or losses on fixed maturity securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals, impairments and, starting in 2018, unrealized gains or losses on equity securities are reported as realized investment gains or losses in net income.

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended September 30, 2018	Fixed maturity securities available-for-sale, corporate	Equity securities, financial services	Total
Beginning balance	$474	$—	$474
Settlements	(125)	—	(125)
Balance at September 30, 2018	$349	$—	$349

Nine months ended September 30, 2018
Beginning balance	$620	$3	$623
Settlements	(270)	—	(270)
Unrealized losses included in net income	—	(3)	(3)
Unrealized losses included in other comprehensive income (loss) on securities still held at reporting date	(1)	—	(1)
Balance at September 30, 2018	$349	$—	$349

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended September 30, 2017	Fixed maturity securities available-for-sale, corporate	Equity securities available-for-sale, financial services	Equity securities available-for-sale, non-redeemable preferred stocks	Total
Beginning balance	$840	$3	$2,000	$2,843
Settlements	(125)	—	—	(125)
Unrealized losses included in other comprehensive income (loss) on securities still held at reporting date	(1)	—	—	(1)
Balance at September 30, 2017	$714	$3	$2,000	$2,717

Nine months ended September 30, 2017
Beginning balance	$982	$3	$2,000	$2,985
Settlements	(265)	—	—	(265)
Unrealized losses included in other comprehensive income (loss) on securities still held at reporting date	(3)	—	—	(3)
Balance at September 30, 2017	$714	$3	$2,000	$2,717

10.	INVESTMENTS
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
The amortized cost and estimated fair value of securities available-for-sale as of September 30, 2018 and December 31, 2017 are as follows.  All fixed maturity securities are classified as available-for-sale and are carried at fair value.

September 30, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,133	$—	$275	$7,858
U.S. government-sponsored agencies	305,159	—	15,102	290,057
Obligations of states and political subdivisions	274,342	8,773	808	282,307
Commercial mortgage-backed	78,943	209	3,838	75,314
Residential mortgage-backed	149,847	1,925	5,047	146,725
Other asset-backed	22,165	313	1,149	21,329
Corporate	426,386	2,698	4,602	424,482
Total fixed maturity securities	$1,264,975	$13,918	$30,821	$1,248,072

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,115	$—	$37	$8,078
U.S. government-sponsored agencies	303,932	122	6,105	297,949
Obligations of states and political subdivisions	290,038	17,729	231	307,536
Commercial mortgage-backed	84,058	591	669	83,980
Residential mortgage-backed	120,554	2,479	3,234	119,799
Other asset-backed	23,934	625	445	24,114
Corporate	422,535	11,490	465	433,560
Total fixed maturity securities	1,253,166	33,036	11,186	1,275,016

Equity securities:
Common stocks:
Financial services	30,103	13,594	175	43,522
Information technology	18,308	17,504	2	35,810
Healthcare	18,877	11,876	158	30,595
Consumer staples	9,275	4,917	65	14,127
Consumer discretionary	10,935	9,640	37	20,538
Energy	12,441	5,381	917	16,905
Industrials	12,746	15,757	14	28,489
Other	11,058	5,363	—	16,421
Non-redeemable preferred stocks	20,531	1,216	39	21,708
Total equity securities	144,274	85,248	1,407	228,115
Total securities available-for-sale	$1,397,440	$118,284	$12,593	$1,503,131

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position recognized in accumulated other comprehensive income as of September 30, 2018 and December 31, 2017, listed by length of time the securities were consistently in an unrealized loss position.

September 30, 2018	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$7,621	$263	$237	$12	$7,858	$275
U.S. government-sponsored agencies	145,814	5,252	144,243	9,850	290,057	15,102
Obligations of states and political subdivisions	21,833	185	11,881	623	33,714	808
Commercial mortgage-backed	43,343	2,014	24,829	1,824	68,172	3,838
Residential mortgage-backed	89,534	2,439	33,240	2,608	122,774	5,047
Other asset-backed	4,969	124	11,985	1,025	16,954	1,149
Corporate	217,534	4,020	11,856	582	229,390	4,602
Total fixed maturity securities	$530,648	$14,297	$238,271	$16,524	$768,919	$30,821

December 31, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,078	$37	$—	$—	$8,078	$37
U.S. government-sponsored agencies	134,284	1,491	127,604	4,614	261,888	6,105
Obligations of states and political subdivisions	—	—	14,416	231	14,416	231
Commercial mortgage-backed	32,155	221	8,530	448	40,685	669
Residential mortgage-backed	30,003	394	22,948	2,840	52,951	3,234
Other asset-backed	—	—	13,440	445	13,440	445
Corporate	28,314	329	4,047	136	32,361	465
Total fixed maturity securities	232,834	2,472	190,985	8,714	423,819	11,186
Equity securities:
Common stocks:
Financial services	4,391	175	—	—	4,391	175
Information technology	344	2	—	—	344	2
Healthcare	2,532	158	—	—	2,532	158
Consumer staples	575	65	—	—	575	65
Consumer discretionary	992	37	—	—	992	37
Energy	3,181	917	—	—	3,181	917
Industrials	3,016	14	—	—	3,016	14
Non-redeemable preferred stocks	—	—	1,961	39	1,961	39
Total equity securities	15,031	1,368	1,961	39	16,992	1,407
Total temporarily impaired securities	$247,865	$3,840	$192,946	$8,753	$440,811	$12,593

Nearly all of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at September 30, 2018.
The amortized cost and estimated fair values of fixed maturity securities at September 30, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$40,384	$40,719
Due after one year through five years	224,706	225,537
Due after five years through ten years	365,415	360,172
Due after ten years	404,097	398,067
Securities not due at a single maturity date	230,373	223,577
Totals	$1,264,975	$1,248,072

A summary of realized investment gains and (losses) and the change in unrealized investment gains on equity investments is as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
Fixed maturity securities available-for-sale:
Gross realized investment gains	$90	$29	$324	$408
Gross realized investment losses	(1,050)	(230)	(7,018)	(2,316)

Equity securities:
Net realized investment gains, excluding "other-than-temporary" impairments	4,325	961	8,520	9,763
Change in unrealized investment gains	9,502	XXXX	(799)	XXXX
"Other-than-temporary" impairments	XXXX	(355)	XXXX	(1,088)

Other long-term investments, net	(1,732)	(999)	(1,145)	(4,601)
Totals	$11,135	$(594)	$(118)	$2,166

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

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2018.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company repurchased 25,300 shares of its common stock at an average cost of $25.76 during the first nine months of 2018. No repurchases were made during the first nine months of 2017.

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

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2017	$83,497	$(13,074)	$12,961	$(113)	$83,384
Cumulative adjustment for adoption of financial instruments recognition and measurement changes	(66,234)	—	—	—	(66,234)
Other comprehensive income (loss) before reclassifications	(35,903)	—	—	—	(35,903)
Amounts reclassified from accumulated other comprehensive income (loss)	5,288	250	(1,867)	(1,617)	3,671
Other comprehensive income (loss)	(30,615)	250	(1,867)	(1,617)	(32,232)
Balance at September 30, 2018	$(13,352)	$(12,824)	$11,094	$(1,730)	$(15,082)

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2016	$49,748	$(16,299)	$12,632	$(3,667)	$46,081
Other comprehensive income (loss) before reclassifications	23,460	—	—	—	23,460
Amounts reclassified from accumulated other comprehensive income (loss)	(4,399)	719	(1,535)	(816)	(5,215)
Other comprehensive income (loss)	19,061	719	(1,535)	(816)	18,245
Balance at September 30, 2017	$68,809	$(15,580)	$11,097	$(4,483)	$64,326

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three and nine months ended September 30, 2018 and 2017, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended September 30, 2018	Nine months ended September 30, 2018	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$(960)	$(6,694)	Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments
Deferred income tax (expense) benefit	202	1,406	Total income tax expense (benefit)
Net reclassification adjustment	(758)	(5,288)	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(106)	(316)	(1)
Prior service credit	788	2,363	(1)
Total before tax	682	2,047
Deferred income tax (expense) benefit	(143)	(430)
Net reclassification adjustment	539	1,617

Total reclassification adjustment	$(219)	$(3,671)

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended September 30, 2017	Nine months ended September 30, 2017	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$405	$6,767	Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments
Deferred income tax (expense) benefit	(141)	(2,368)	Total income tax expense (benefit)
Net reclassification adjustment	264	4,399	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(370)	(1,107)	(1)
Prior service credit	787	2,362	(1)
Total before tax	417	1,255
Deferred income tax (expense) benefit	(146)	(439)
Net reclassification adjustment	271	816

Total reclassification adjustment	$535	$5,215

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

14.	NEW ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED
In February 2016, the FASB issued updated guidance in Leases Topic 842 of the ASC, which supersedes the guidance in Leases Topic 840 of the ASC. The objective of this update is to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2019. Management's research of this guidance led to the conclusion that lease costs allocated to the Company through the pooling and quota share agreements can not be attributed to a specified asset, and therefore do not meet the definition of a leased asset contained in the guidance. As a result, adoption of this guidance is not expected to have an impact on the Company's consolidated financial condition or net income.

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
In August 2018, the FASB issued updated guidance guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the effectiveness of disclosures in the notes to financial statements as part of the FASB's disclosure framework project. As it relates to the Company's footnote disclosures, this update adds to the annual disclosures the weighted-average crediting rate used in Employers Mutual's pension plans, and requires explanations for significant gains and losses in the benefit obligations of Employers Mutual's pension and postretirement benefit plans. This update removes from the Company's annual disclosures the amounts in accumulated other comprehensive income for pension and postretirement benefit plans expected to be recognized as components of net periodic benefit cost in the next fiscal year. The Company will adopt this guidance during the fourth quarter of 2018.

15.	SUBSEQUENT EVENTS
On October 29, 2018, the Company, Employers Mutual and their subsidiary and affiliated insurance companies (collectively the "EMC Insurance Companies") announced that they had made a strategic decision to exit personal lines business so that more time and resources can be dedicated to the commercial, reinsurance and life business. Personal lines premiums written currently comprise approximately six percent of the Company's total premiums written. During the fourth quarter of 2018, the Company expects to incur approximately $1.0 million of expense associated with the severance costs and write-off of personal lines software currently in development. During 2019, the Company expects to incur approximately $1.0 million of additional severance costs. In addition, the amortization of personal lines software currently in use will be accelerated over the transition period, which is expected to be approximately 18 months.

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned during the first nine months of 2018.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned during the first nine months of 2018.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
Property and casualty insurance
Premiums earned	$126,213	$120,472	$366,340	$350,307
Losses and settlement expenses	81,435	74,039	259,191	231,067
Acquisition and other expenses	44,262	39,924	133,670	124,498
Underwriting profit (loss)	$516	$6,509	$(26,521)	$(5,258)

GAAP ratios:
Loss and settlement expense ratio	64.5%	61.5%	70.8%	66.0%
Acquisition expense ratio	35.1%	33.1%	36.5%	35.5%
Combined ratio	99.6%	94.6%	107.3%	101.5%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	64.5%	61.5%	70.8%	66.0%
Catastrophe and storm losses	(13.5)%	(8.2)%	(10.1)%	(8.5)%
Favorable development on prior years' reserves	5.7%	5.2%	3.4%	4.4%
Underlying loss and settlement expense ratio	56.7%	58.5%	64.1%	61.9%

Favorable development on prior years' reserves	$(7,203)	$(6,242)	$(12,489)	$(15,555)

Catastrophe and storm losses	$17,033	$9,922	$37,000	$29,922
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

	Three months ended September 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$32,851	$22,776	69.3%	$30,229	$24,293	80.4%
Property	25,271	15,223	60.2%	27,980	15,803	56.5%
Workers' compensation	24,249	16,931	69.8%	25,373	11,386	44.9%
Other liability	31,399	19,825	63.1%	24,996	15,802	63.2%
Other	2,368	(1,014)	(42.8)%	2,203	447	20.3%
Total commercial lines	116,138	73,741	63.5%	110,781	67,731	61.1%
Personal lines	10,075	7,694	76.4%	9,691	6,308	65.1%
Total property and casualty insurance	$126,213	$81,435	64.5%	$120,472	$74,039	61.5%

	Nine months ended September 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$95,155	$75,949	79.8%	$87,275	$74,926	85.8%
Property	79,059	57,475	72.7%	79,551	51,291	64.5%
Workers' compensation	74,380	51,975	69.9%	75,419	41,451	55.0%
Other liability	81,952	49,497	60.4%	73,378	40,833	55.6%
Other	6,782	(395)	(5.8)%	6,509	777	11.9%
Total commercial lines	337,328	234,501	69.5%	322,132	209,278	65.0%
Personal lines	29,012	24,690	85.1%	28,175	21,789	77.3%
Total property and casualty insurance	$366,340	$259,191	70.8%	$350,307	$231,067	66.0%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands)	2018	2017	2018	2017
Reinsurance
Premiums earned	$37,495	$34,718	$111,100	$99,207
Losses and settlement expenses	29,842	45,537	81,805	92,022
Acquisition and other expenses	8,099	7,351	25,224	23,026
Underwriting profit (loss)	$(446)	$(18,170)	$4,071	$(15,841)

GAAP ratios:
Loss and settlement expense ratio	79.6%	131.2%	73.6%	92.8%
Acquisition expense ratio	21.6%	21.1%	22.7%	23.2%
Combined ratio	101.2%	152.3%	96.3%	116.0%

(Favorable) unfavorable development on prior years' reserves	$1,294	$1,822	$493	$(2,062)

Catastrophe and storm losses	$3,975	$19,499	$5,374	$27,996

	Three months ended September 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$10,484	$8,394	80.1%	$10,730	$10,159	94.7%
Excess of loss reinsurance	27,011	21,448	79.4%	23,988	35,378	147.5%
Total reinsurance	$37,495	$29,842	79.6%	$34,718	$45,537	131.2%

	Nine months ended September 30,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$33,627	$18,175	54.0%	$33,181	$23,979	72.3%
Excess of loss reinsurance	77,473	63,630	82.1%	66,026	68,043	103.1%
Total reinsurance	$111,100	$81,805	73.6%	$99,207	$92,022	92.8%

	Three months ended September 30,		Nine months ended September 30,
($ in thousands, except per share amounts)	2018	2017	2018	2017
Consolidated
REVENUES
Premiums earned	$163,708	$155,190	$477,440	$449,514
Net investment income	11,951	11,501	35,100	33,679
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	11,135	(594)	(118)	2,166
Other income	2,331	1,099	6,719	3,000
	189,125	167,196	519,141	488,359
LOSSES AND EXPENSES
Losses and settlement expenses	111,277	119,576	340,996	323,089
Acquisition and other expenses	52,361	47,275	158,894	147,524
Interest expense	170	84	483	253
Other expense	873	701	2,574	2,264
	164,681	167,636	502,947	473,130

Income (loss) before income tax expense (benefit)	24,444	(440)	16,194	15,229
Income tax expense (benefit)	5,296	(1,186)	2,117	2,175
Net income	$19,148	$746	$14,077	$13,054

Net income per share	$0.89	$0.03	$0.65	$0.61

GAAP ratios:
Loss and settlement expense ratio	68.0%	77.1%	71.4%	71.9%
Acquisition expense ratio	32.0%	30.4%	33.3%	32.8%
Combined ratio	100.0%	107.5%	104.7%	104.7%

Favorable development on prior years' reserves	$(5,909)	$(4,420)	$(11,996)	$(17,617)

Catastrophe and storm losses	$21,008	$29,421	$42,374	$57,918

The Company reported net income of $19.1 million ($0.89 per share) and $14.1 million ($0.65 per share) for the three and nine months ended September 30, 2018 compared to $746,000 ($0.03 per share) and $13.1 million ($0.61 per share) during the same periods in 2017.  Included in net income reported for the three and nine months ended September 30, 2018 is a pre-tax increase of $9.5 million and a pre-tax decrease of $799,000, respectively, in unrealized investment gains on the Company's equity investments as required by updated accounting guidance that was adopted by the Company on January 1, 2018. In 2017, these amounts were recognized through other comprehensive income. Excluding the $9.5 million pre-tax increase in unrealized investment gains, the primary drivers of the increase in net income reported for the three months ended September 30, 2018 are a lower level of catastrophe and storm losses and an increase in the amount of favorable development experienced on prior years' reserves. Despite a large decline in the amount of catastrophe and storm losses incurred during the first nine months of 2018, net income for that period did not increase significantly due to a decline in favorable development on prior years' reserves and a high level of non-catastrophe losses experienced in the property and casualty insurance segment during the first half of the year. The income tax expense (benefit) amounts reported in 2018 reflect the new 21 percent federal corporate tax rate, compared to the 35 percent federal corporate tax rate in effect in 2017.

The Company adopted updated accounting guidance on January 1, 2018 that requires the components of net periodic pension and postretirement benefit costs/income, other than the service cost component, to be presented in the income statement outside a subtotal of income from operations, if one is presented. The Company does not report a subtotal of income from operations in its consolidated statements of income; however, in conjunction with the adoption of this updated guidance, management elected to report all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact any of the net income amounts reported, as other income and other underwriting expenses increased by the same amounts; however, it did increase the acquisition expense ratios, and therefore the combined ratios, by 1.1 and 1.2 percentage points for the three and nine months ended September 30, 2018, respectively, and 0.8 and 0.9 percentage points for the three and nine months ended September 30, 2017, respectively.

Premium income
Premiums earned increased 5.5 percent and 6.2 percent to $163.7 million and $477.4 million for the three and nine months ended September 30, 2018 from $155.2 million and $449.5 million for the same periods in 2017.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, there were some indications of moderate rate level improvement during the year. Average rate level increases were slightly positive in the property and casualty insurance segment, with variances by line of business. The lines of business experiencing the greatest profitability challenges in the property and casualty insurance segment, namely commercial auto and personal lines, are currently receiving larger (mid-single digit) rate increases. During the January 1, 2018 renewal season, moderate price increases were achieved on most of the reinsurance segment's property per risk and catastrophe programs.
Premiums earned in the property and casualty insurance segment increased 4.8 percent and 4.6 percent to $126.2 million and $366.3 million for the three and nine months ended September 30, 2018 from $120.5 million and $350.3 million for the same periods in 2017.  The majority of these increases are attributed to small rate level increases on renewal business, an increase in retained policies in the commercial lines of business and new business in both commercial and personal lines of business. Commercial lines new business premium (representing 13 percent of the pool participants’ direct premiums written) was approximately 9 percent higher in the nine months ended September 30, 2018 than the same period in 2017. Management continues to seek growth in most territories for its commercial lines of business, particularly outside of the core Midwest market, which will help diversify the pool participants' book of business geographically while staying consistent with the industry and the commercial lines mix of business. Renewal business premium increased approximately 5 percent during the first nine months of 2018. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business, the overall rate change on renewal business was approximately 1.5 percent. Rate levels are expected to be mixed during the remainder of 2018, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected to slow or stop in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to be flat or increase slightly. The overall policy retention rate remained strong during the first nine months of 2018 at 85.8 percent (commercial lines at 86.7 percent and personal lines at 84.1 percent). These retention rates approximate those reported at the end of 2017.
Premiums earned in the reinsurance segment increased 8.0 percent and 12.0 percent to $37.5 million and $111.1 million for the three and nine months ended September 30, 2018 from $34.7 million and $99.2 million for the same periods in 2017. These increases are attributed to increases in participation and higher estimated premiums achieved on existing multi-line contracts, property per risk contracts, a specialty casualty contract and a large offshore energy contract within the pro rata line of business, as well as the addition of some new business. These increases were partially offset by a continued decline in premiums reported by Mutual Re (formerly known as Mutual Reinsurance Bureau underwriting association) due to its withdrawal from non-standard automobile business. Reinsurance underwriting capacity remained strong during the January 1, 2018 renewal season, with rate level increases largely limited to contracts impacted by 2017 catastrophic events. Renewal pricing has been mixed on mid-year renewals, with increases generally limited to contracts impacted by 2017 catastrophic events.

Losses and settlement expenses
Losses and settlement expenses decreased 6.9 percent to $111.3 million for the three months ended September 30, 2018 from $119.6 million for the same period in 2017, but increased 5.5 percent to $341.0 million for the nine months ended September 30, 2018 from $323.1 million for the same period in 2017.  The loss and settlement expense ratios decreased to 68.0 percent and 71.4 percent for the three and nine months ended September 30, 2018 from 77.1 percent and 71.9 percent for the same periods in 2017. The decrease reported for the three months ended September 30, 2018 is primarily attributed to a decline in catastrophe and storm losses and an increase in the amount of favorable experienced on prior years' reserves. Despite a large decline in the amount of catastrophe and storm losses incurred during the first nine months of 2018, the loss and settlement expense ratio for the nine months ended September 30, 2018 did not decline significantly from the ratio reported in 2017 due to a decline in the amount of favorable development experienced on prior years' reserves and a high level of non-catastrophe losses in the property and casualty insurance segment during the first half of the year. The actuarial analysis of the Company’s carried reserves at September 30, 2018 indicates that they are in the upper half of the range of reasonable reserves.
The loss and settlement expense ratios for the property and casualty insurance segment increased to 64.5 percent and 70.8 percent for the three and nine months ended September 30, 2018 from 61.5 percent and 66.0 percent for the same periods in 2017. The underlying loss and settlement expense ratios, which exclude the impact of catastrophe and storm losses and development on prior years' reserves, decreased to 56.7 percent in the three months ended September 30, 2018 from 58.5 percent for the same period in 2017, but increased to 64.1 percent in the nine months ended September 30, 2018 from 61.9 percent for the same period in 2017. The decrease in the underlying loss and settlement expense ratio reported for the third quarter of 2018 is largely driven by reductions in the ultimate settlement expense ratios established for several accident years in several lines of business; however, moderate reductions were also implemented in the ultimate loss ratios for several lines of business. The increase in the underlying loss and settlement expense ratio reported for the nine months ended September 30, 2018 reflects the high level of losses experienced during the second quarter stemming from an increase in the ultimate loss and settlement expense ratio associated with first quarter workers' compensation claims. The loss and settlement expense ratio for the workers' compensation line of business declined in the third quarter from the unusually high ratio reported in the second quarter; however, it is still relatively high compared to historical results. While loss frequency and severity assumptions have declined to more normal levels, there is less premium to cover projected losses due to the mandatory rate level decreases implemented during the past several years. The commercial auto and personal lines of business continue to under-perform expectations, posting loss and settlement expense ratios of 79.8 percent and 85.1 percent, respectively, for the nine months ended September 30, 2018.
Favorable development on prior years' reserves increased for the three months ended September 30, 2018, but declined for the first nine months of 2018, which, as previously reported, is in line with management's expectations. Included in the development amount reported for the first nine months of 2017 is $4.5 million of adverse development stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured. Management's experience with selecting ultimate loss and settlement expense ratios under the accident year ultimate methodology implemented in 2016 has led to more refined ultimate selections closer to the actuarial central estimate, which leaves less margin for unanticipated changes in loss frequency and/or severity. See note 4 "Liability For Losses and Settlement Expenses" of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves.
Catastrophe and storm losses totaled $17.0 million in the three months ended September 30, 2018 compared to $9.9 million in the third quarter of 2017. For the first nine months of 2018, catastrophe and storm losses totaled $37.0 million compared to $29.9 million in 2017. In the third quarter of 2018, the property and casualty insurance segment experienced an elevated level of catastrophe and storm losses, primarily from Midwest storms and Hurricane Florence. As a result, the property and casualty segment filled the $15 million retention amount under the July 1 through December 31 inter-company excess of loss reinsurance treaty with Employers Mutual, and ceded $1.4 million of catastrophe and storm losses to Employers Mutual. In addition, the property and casualty insurance segment incurred an additional $2.9 million of gross catastrophe and storm losses resulting from increases in the estimates of losses that occurred during the first six months of 2018. As a result, the $22 million retention amount under the inter-company reinsurance treaty covering the first half of the year was filled, and an additional $864,000 of catastrophe and storm losses were ceded to Employers Mutual. Having filled the retention amounts under both semi-annual aggregate excess of loss treaties, any additional catastrophe and storm losses incurred in the fourth quarter will be ceded to Employers Mutual, unless the limits of protection are exceeded. For the three and nine month periods ending September 30, 2017, the property and casualty insurance segment ceded $3.0 million and $19.0 million of catastrophe and storm losses to Employers Mutual under the 2017 inter-company reinsurance program covering the first half of the year (no recoveries were made under the inter-company reinsurance treaty covering the second half of 2017). Catastrophe and storm losses accounted for 13.5 and 10.1 percentage points of the loss and settlement expense ratio in the three and nine months ended September 30, 2018, respectively, compared to 8.2 and 8.5 percentage points for the same periods in 2017.

The loss and settlement expense ratios for the reinsurance segment decreased to 79.6 percent and 73.6 percent for the three and nine months ended September 30, 2018 from 131.2 percent and 92.8 percent for the same periods in 2017. These decreases are primarily attributed to a significant reduction in catastrophe and storm losses. Catastrophe and storm losses declined $15.5 million and $22.6 million in the three and nine months ended September 30, 2018 from the same periods in 2017, and accounted for 10.6 and 4.8 percentage points of the loss and settlement expense ratios for the three and nine months ended September 30, 2018, compared to 56.2 and 28.2 percentage points during the same periods in 2017. No recoveries were made under the reinsurance subsidiary's inter-company reinsurance program with Employers Mutual during the first nine months of 2018; however, the reinsurance subsidiary did recover $3.2 million under Industry Loss Warranties purchased in 2017 to provide additional protection in peak exposure territories. The reinsurance subsidiary retained 20 percent of this recovery in accordance with the co-participation provision of the inter-company reinsurance program, with the remaining eighty percent ceded to Employers Mutual. In the third quarter of 2017, the reinsurance subsidiary incurred a record amount of catastrophe and storm losses, primarily stemming from Hurricanes Harvey, Irma and Maria, as well as two Mexico earthquakes. The reinsurance subsidiary retained $15.8 million of these catastrophe and storm losses to fill the $20.0 million retention amount in the annual aggregate catastrophe excess of loss treaty with Employers Mutual, and an additional $2.2 million of catastrophe and storm losses representing its 20 percent co-participation on $11.2 million of losses above the retention amount. A total of $9.0 million was ceded to Employers Mutual under the aggregate treaty. The reinsurance subsidiary reported adverse development on prior years' reserves totaling $1.3 million in the third quarter of 2018 compared to $1.8 million in the third quarter of 2017. For the first nine months of 2018, the reinsurance subsidiary reported adverse development of $493,000, compared to favorable development of $2.1 million in 2017. See note 4 "Liability For Losses and Settlement Expenses" of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves.

Acquisition and other expenses
Acquisition and other expenses increased 10.8 percent and 7.7 percent to $52.4 million and $158.9 million for the three and nine months ended September 30, 2018 from $47.3 million and $147.5 million for the same periods in 2017.  The acquisition expense ratio increased to 32.0 percent and 33.3 percent for the three and nine months ended September 30, 2018 from 30.4 percent and 32.8 percent for the same periods in 2017. The increases in the acquisition expense ratios are primarily attributed to the property and casualty insurance segment.
The acquisition expense ratios for the property and casualty insurance segment increased to 35.1 percent and 36.5 percent for the three and nine months ended September 30, 2018 from 33.1 percent and 35.5 percent for the same periods in 2017. The increase for the three months ended September 30, 2018 is primarily due to increases in policyholder dividends on certain safety groups, while the increase for the nine months ended September 30, 2018 reflects an increase in policyholder dividends, as well as higher salary and bonus expenses.
The acquisition expense ratio for the reinsurance segment increased to 21.6 percent for the three months ended September 30, 2018 from 21.1 percent in the same period in 2017, but decreased to 22.7 percent for the nine months ended September 30, 2018 from 23.2 percent for the same period in 2017. The increase for the three months ended September 30, 2018 reflects increases in various expenses, including salary and legal costs. A decline in contingent commission expense helped limit the increase in the ratio for the three months ended September 30, 2018, and produced the decrease in the ratio reported for the nine months ended September 30, 2018.

Investment results
Net investment income increased 3.9 percent and 4.2 percent to $12.0 million and 35.1 million for the three and nine months ended September 30, 2018 from $11.5 million and $33.7 million for the same periods in 2017. These increases are due to growth in the fixed maturity portfolio and an increase in interest rates. Pre-tax yields on new purchases were similar to the book yield on the fixed income portfolio, which was approximately 3.52 percent, 3.45 percent and 3.42 percent at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.  The effective duration of the fixed maturity portfolio, excluding interest-only securities was 5.3 at September 30, 2018 and 5.0 at December 31, 2017.

Net realized investment gains (losses) and, beginning in 2018, the change in unrealized investment gains on equity investments increased to a gain of $11.1 million for the three months ended September 30, 2018 from a loss of $594,000 for the same period in 2017, but decreased to a loss of $118,000 for the nine months ended September 30, 2018 from a gain of $2.2 million for the same period in 2017. Net realized investment gains from equity investments increased $3.7 million for the three months and decreased $155,000 for the nine months ended September 30, 2018. Due to a re-balancing of a portion of the common stock portfolios during the second quarter of 2017, much of last year's gains were concentrated in the second quarter. Due to the recent increase in interest rates, the Company chose to dispose of certain fixed maturity securities in order to increase book yield without sacrificing quality or duration, which generated net losses of $960,000 and $6.7 million for the three and nine months ended September 30, 2018. The amounts reported also include losses of $1.7 million for both the three and nine months ended September 30, 2018 generated from the limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). This investment had realized investment losses of $999,000 and $4.6 million during the same periods in 2017.

Other income
Other income totaled $2.3 million and $6.7 million during the three and nine months ended September 30, 2018, compared to $1.1 million and $3.0 million during the same periods in 2017. The 2018 amounts include $1.9 million and $5.6 million of net periodic pension and postretirement benefit income and $147,000 and $389,000 of foreign currency exchange gains recognized on the reinsurance segment’s foreign currency denominated reinsurance business, respectively.  The 2017 amounts include $1.3 million and $3.8 million of net periodic pension and postretirement benefit income and $357,000 and $1.5 million of foreign currency exchange losses, respectively.

Income tax
The Company reported income tax expense of $5.3 million and $2.1 million for the three and nine months ended September 30, 2018, compared to an income tax benefit of $1.2 million and income tax expense of $2.2 million for the same periods in 2017. The effective tax rates for the three and nine months ended September 30, 2018 were 21.7 percent and 13.1 percent, compared to 269.5 percent and 14.3 percent for the same periods in 2017. The third quarter 2017 effective tax rate is calculated using income tax benefits relative to pretax losses, thus the larger number is actually indicative of a low effective tax rate. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 21 percent for 2018 and 35 percent for 2017 are tax-exempt interest income earned and the dividends received deduction.

Subsequent event
On October 29, 2018, the Company, Employers Mutual and their subsidiary and affiliated insurance companies (collectively the "EMC Insurance Companies") announced that they had made a strategic decision to exit personal lines business so that more time and resources can be dedicated to the commercial, reinsurance and life business. Personal lines premiums written currently comprise approximately six percent of the Company's total premiums written. During the fourth quarter of 2018, the Company expects to incur approximately $1.0 million of expense associated with the severance costs and write-off of personal lines software currently in development. During 2019, the Company expects to incur approximately $1.0 million of additional severance costs. In addition, the amortization of personal lines software currently in use will be accelerated over the transition period, which is expected to be approximately 18 months.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $60.7 million and $50.1 million during the first nine months of 2018 and 2017, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders and the funding of the Company’s stock repurchase program.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2018 without prior regulatory approval is approximately $54.2 million.  The Company received $17.6 million and $3.8 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $14.2 million and $13.3 million during the first nine months of 2018 and 2017, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At September 30, 2018 and December 31, 2017, the Company had net unrealized holding gains (losses), net of deferred taxes, on its fixed maturity securities available-for-sale of $(13.4) million and $17.3 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $17.8 million and $13.6 million in other long-term investments at September 30, 2018 and December 31, 2017, respectively, which are largely accounted for using the equity method of accounting.  These balances generally include investments in private equity arrangements, and starting in 2018, privately placed equity investments related to the field of insurance technology. However, there are two investments that are exceptions to this. The first is a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio. During the first nine months of 2018 and 2017, the Company invested additional funds of $4.5 million and $5.8 million, respectively, into this program (2018 contribution includes $1.9 million from the reinvestment of realized gains from the program). The second exception is the reinsurance subsidiary's investment in limited liability companies that convey renewable energy tax credits. After reductions for the utilization of the tax credits and impairment losses, the carrying values of these investments totaled $2.3 million at September 30, 2018 and $1.5 million at December 31, 2017.

The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $16.5 million at September 30, 2018 and December 31, 2017.
The Company’s cash balance was $302,000 and $347,000 at September 30, 2018 and December 31, 2017, respectively.
During the first nine months of 2018, Employers Mutual contributed $8.0 million to its qualified pension plan but made no contributions to its postretirement benefit plans.  Employers Mutual will not be making any additional contributions to the qualified pension plan in 2018. No contributions will be made to the postretirement benefit plans in 2018.
During the first nine months of 2017, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.1 million for its share of the total 2017 pension contribution (no contributions were made to the postretirement benefit plans during 2017).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at September 30, 2018.
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
The Company’s total cash and invested assets at September 30, 2018 and December 31, 2017 are summarized as follows:

	September 30, 2018
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,264,975	$1,248,072	$1,248,072	81.0%
Equity securities at fair value	155,734	238,768	238,768	15.5%
Cash	302	302	302	—%
Short-term investments	33,717	33,717	33,717	2.2%
Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200	0.1%
Other long-term investments	17,818	XXXX	17,818	1.2%
	$1,473,746	XXXX	$1,539,877	100.0%

	December 31, 2017
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,253,166	$1,275,016	$1,275,016	82.8%
Equity securities available-for-sale	144,274	228,115	228,115	14.8%
Cash	347	347	347	—%
Short-term investments	23,613	23,613	23,613	1.5%
Other long-term investments	13,648	XXXX	13,648	0.9%
	$1,435,048	XXXX	$1,540,739	100.0%

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes was increased to 2.73 percent from 1.35 percent effective February 1, 2018.  Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $483,000 during the first nine months of 2018 and $253,000 during the first nine months of 2017.  During the first quarter of 2018, the Company’s property and casualty insurance subsidiaries paid Employers Mutual for the interest that had been accrued on the surplus notes during 2017.
As of September 30, 2018, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
At September 30, 2018, the Company had unrealized losses on fixed maturity securities available-for-sale as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at September 30, 2018.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $24.3 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on fixed maturity securities available-for-sale are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.
Following is a schedule of the length of time fixed maturity securities available-for-sale have continuously been in an unrealized loss position as of September 30, 2018.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$7,621	$263	$237	$12	$7,858	$275
U.S. government-sponsored agencies	145,814	5,252	144,243	9,850	290,057	15,102
Obligations of states and political subdivisions	21,833	185	11,881	623	33,714	808
Commercial mortgage-backed	43,343	2,014	24,829	1,824	68,172	3,838
Residential mortgage-backed	89,534	2,439	33,240	2,608	122,774	5,047
Other asset-backed	4,969	124	11,985	1,025	16,954	1,149
Corporate	217,534	4,020	11,856	582	229,390	4,602
Total fixed maturity securities	$530,648	$14,297	$238,271	$16,524	$768,919	$30,821

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At September 30, 2018, the Company held $4.4 million of non-investment grade fixed maturity securities in a net unrealized loss position of $206,000.

Following is a schedule of gross realized losses recognized in the first nine months of 2018 on fixed maturity securities available-for-sale.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$11,978	$11,791	$187	$—	$187
Over three months to six months	6,769	6,513	256	—	256
Over six months to nine months	15,021	14,453	568	—	568
Over nine months to twelve months	5,035	4,928	107	—	107
Over twelve months	125,345	119,445	5,900	—	5,900
Total fixed maturity securities	$164,148	$157,130	$7,018	$—	$7,018

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
One of the Company’s property and casualty insurance subsidiaries leases office facilities in Bismarck, North Dakota with lease terms expiring in 2024.  Employers Mutual has entered into various leases for branch and service office facilities with lease terms expiring through 2027.  All of these lease costs are included as expenses under the pooling agreement.  The Company’s contractual obligations as of September 30, 2018 did not change materially from those presented in the Company’s 2017 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $603,000 and $706,000 as of September 30, 2018 and December 31, 2017, respectively. Premium tax offsets of $796,000 and $897,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of September 30, 2018 and December 31, 2017, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.2 million at September 30, 2018 and $2.0 million at December 31, 2017.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2017.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2017 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at September 30, 2018.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the third quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended September 30, 2018:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
7/1/2018 - 7/31/2018	72	$28.67	—	$18,456
8/1/2018 - 8/31/2018	40	25.92	—	18,456
9/1/2018 - 9/30/2018	1,367	25.45	—	18,456
Total	1,479	$25.62	—
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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2018.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)