Form 10-K
period 2018-12-31
EMC INSURANCE GROUP INC
filed 2019-03-06
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2018 was $270,981,899.
The number of shares outstanding of the registrant's common stock, $1.00 par value, on February 28, 2019, was 21,640,617.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 16, 2019, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference under Part III.

PART I

ITEM 1.	BUSINESS
GENERAL
EMC Insurance Group Inc. is an insurance holding company that was incorporated in Iowa in 1974 by Employers Mutual Casualty Company (Employers Mutual) and became a public company in 1982 following the initial public offering of its common stock.  EMC Insurance Group Inc. is approximately 55 percent owned by Employers Mutual, a multiple-line property and casualty insurance company organized as an Iowa mutual insurance company in 1911 that is licensed in all 50 states and the District of Columbia.  The term “Company” is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  Employers Mutual and all of its subsidiaries (including the Company) are referred to as the “EMC Insurance Companies.”
On November 20, 2018, the Company announced receipt of a non-binding indicative proposal dated November 15, 2018 from Employers Mutual to purchase all the outstanding common stock of the Company not already owned by Employers Mutual, and the formation of a special committee of the Company's board of directors to consider the proposal. The proposal, which is subject to certain conditions, provides that the shares will be purchased at a price of $30 per share in cash. The special committee, which consists of the Company's four independent directors, has retained its own independent financial and legal advisors to assist it in considering the proposal. There can be no assurance that any definitive agreement will be finalized and executed or that the proposal transaction or any other transaction will be approved or consummated.
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
Property and casualty insurance is the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned in 2018.  The property and casualty insurance operations are conducted through Illinois EMCASCO, Dakota Fire and EMCASCO and are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.  For a discussion of the reinsurance pooling agreement and its benefits, please see “Organizational Structure – Property and Casualty Insurance” below.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned in 2018.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual's assumed reinsurance business, subject to certain exceptions.  EMC Reinsurance Company also writes a relatively small amount of international assumed reinsurance business on a direct basis (outside the quota share reinsurance agreement).  For a discussion of the quota share reinsurance agreement and its benefits, please see “Organizational Structure – Reinsurance” below.
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

Organizational Structure
Property and Casualty Insurance
The Company’s three property and casualty insurance subsidiaries and two subsidiaries of Employers Mutual (Union Insurance Company of Providence and EMC Property & Casualty Company) are parties to reinsurance pooling agreements with Employers Mutual (collectively the “pooling agreement"). Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, and assumes from Employers Mutual an amount equal to its participation in the pool.  All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
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

•
the ability to benefit from the capacity of the entire pool (representing $1.8 billion in direct premiums written[1] in 2018 and $1.5 billion in statutory surplus as of December 31, 2018) rather than being limited to policy exposures of a size commensurate with each participant’s own surplus level;

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
The amount of insurance a property and casualty insurance company writes under industry standards is commonly expressed as a multiple of its surplus calculated in accordance with statutory accounting practices.  Generally, a ratio of 3 or less is considered satisfactory by state insurance regulators.  The ratios of the pool participants for the past three years are as follows:

	Year ended December 31,
	2018	2017	2016
Employers Mutual[1]	0.85	0.79	0.82
EMCASCO[2]	1.57	1.39	1.44
Illinois EMCASCO[2]	1.57	1.39	1.44
Dakota Fire[2]	1.67	1.46	1.51
EMC Property & Casualty Company[1]	—	—	(0.27)
Union Insurance Company of Providence[1]	—	—	(0.27)
1 The ratios for these companies reflect changes in their pool participation percentages in 2016. Effective January 1, 2016, the pool participation rates for EMC Property & Casualty Company and Union Insurance Company of Providence declined to zero, while Employers Mutual's pool participation rate increased to 68 percent. Effective January 1, 2018, Hamilton Mutual Insurance Company was merged into Employers Mutual. The balances for Employers Mutual reflect those of the merged entity as a 70 percent pool participant.
2 The ratios for these companies reflect the issuance of an aggregate $25.0 million of surplus notes to Employers Mutual. Surplus notes are considered to be a component of surplus for statutory reporting purposes; however, under GAAP, surplus notes are considered to be debt and are reported as a liability in the Company’s financial statements.

Reinsurance
The Company’s reinsurance subsidiary is party to a quota share reinsurance retrocessional agreement (the “quota share agreement”) with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  EMC Reinsurance Company also writes a relatively small amount of international assumed reinsurance business on a direct basis (outside the quota share agreement).
The Company's reinsurance subsidiary also has an inter-company reinsurance program in place with Employers Mutual that covers both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement, and consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty, and the second is an annual aggregate catastrophe excess of loss treaty. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty.
The reinsurance subsidiary, through Employers Mutual, purchases additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program, net of the reinsurance subsidiary's 20 percent co-participation.
All transactions occurring under the quota share agreement and the inter-company reinsurance program are based on statutory accounting principles. Certain adjustments are made to the statutory-basis amounts assumed by the Company's reinsurance subsidiary to bring the amounts into compliance with GAAP.
The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from Mutual Re, which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by Mutual Re are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.
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

Property and Casualty Insurance and Reinsurance
The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.
Investment expenses are based on actual expenses incurred by the Company and its subsidiaries, plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.

NARRATIVE DESCRIPTION OF BUSINESS
Principal Products
Property and Casualty Insurance
The Company’s property and casualty insurance subsidiaries and the other parties to the pooling agreement underwrite both commercial and personal lines of property and casualty insurance; however, on October 29, 2018, it was announced that a strategic decision had been made to exit personal lines business so that more time and resources could be dedicated to the commercial and reinsurance business.  The exit from personal lines of business is expected to be completed in early 2020. The coverages provided have consisted of the following types of insurance:
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

The following table sets forth the aggregate direct premiums written of all parties to the pooling agreement for the three years ended December 31, 2018, by line of business.

	Year ended December 31,
	2018		2017		2016
($ in thousands) Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Commercial lines:
Automobile	$449,286	24.8%	$420,513	24.2%	$383,503	23.4%
Property	461,425	25.5%	436,084	25.1%	421,792	25.8%
Workers' compensation	353,680	19.6%	361,574	20.8%	327,663	20.0%
Other liability	372,860	20.6%	350,579	20.2%	340,337	20.8%
Other	35,194	1.9%	32,789	1.9%	31,725	1.9%
Total commercial lines	1,672,445	92.4%	1,601,539	92.2%	1,505,020	91.9%

Personal lines	135,821	7.6%	134,902	7.8%	132,697	8.1%
Total	$1,808,266	100.0%	$1,736,441	100.0%	$1,637,717	100.0%

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
The following table sets forth the net premiums written of the reinsurance subsidiary for the three years ended December 31, 2018. During 2018, 2017 and 2016, $5.3 million, $4.9 million and $5.1 million, respectively, of premiums written were ceded to Employers Mutual in accordance with the terms of the inter-company reinsurance program, and $10.0 million, $10.2 million and $10.1 million, respectively, of premiums written were ceded to external parties, through Employers Mutual, in connection with the purchase of reinsurance and through fronting activities. The ceded premiums associated with the inter-company reinsurance program were allocated entirely to the excess of loss line of business.

	Year ended December 31,
	2018		2017		2016
($ in thousands) Line of business	Amount	Percent of total	Amount	Percent of total	Amount	Percent of total
Pro rata reinsurance	$44,648	29.7%	$42,203	31.9%	$52,996	40.4%
Excess of loss reinsurance	105,870	70.3%	90,071	68.1%	78,034	59.6%
Total	$150,518	100.0%	$132,274	100.0%	$131,030	100.0%

Marketing and Distribution
Property and Casualty Insurance
The pool participants market a wide variety of commercial lines insurance products through 16 branch offices, which actively write business through independent agents in 41 states.  Since 2016, the oversight of personal lines business has been handled in the home office, with support provided by certain branch offices. The pool participants’ products are marketed exclusively through a network of more than 1,900 local independent agency relationships through more than 4,000 offices.  The pool participants primarily focus on the sale of commercial lines of property and casualty insurance to small and medium-sized businesses, which are considered to be policyholders that pay less than $100,000 in annual premiums.  The pool participants also seek to provide more than one policy to a given customer, because this “account selling” strategy diversifies risks and generally improves underwriting results.
The pool participants wrote approximately $1.8 billion in direct premiums in 2018, with 92 percent of this business coming from commercial lines products and 8 percent coming from personal lines products.  Although a large portion of the pool participants’ business is generated by sales in the Midwest, Employers Mutual’s branch offices are located across the country to take advantage of local market conditions and opportunities, as well as to spread risk geographically.  Each branch office performs its own underwriting, claims, marketing and risk management functions according to policies and procedures established and monitored by the home office.  This decentralized network of branch offices allows the pool participants to develop marketing strategies, products and pricing that target the needs of individual marketing territories and take advantage of different opportunities for profit in each market.  This operating structure also enables the pool participants to develop close relationships with their agents and customers.

Although each branch office offers a slightly different combination of products, the branches have generally targeted two customer segments:

•	a wide variety of small to medium-sized businesses, through a comprehensive package of property and liability coverages;

•
businesses and institutions eligible for the pool participants’ target market, safety dividend group and EMC Choice programs (described below), which offer specialized products geared to their members’ unique protection needs.

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
The following table sets forth the geographic distribution of the aggregate direct premiums written by all parties to the pooling agreement for the three years ended December 31, 2018.

	Year ended December 31,
	2018	2017	2016
Illinois	4.1%	4.1%	4.2%
Iowa	11.3%	11.8%	12.5%
Kansas	6.9%	7.4%	8.0%
Michigan	5.1%	4.9%	4.9%
Minnesota	5.2%	5.0%	5.1%
Nebraska	5.2%	5.2%	5.4%
North Carolina	3.3%	3.4%	3.5%
Texas	4.5%	4.3%	4.3%
Wisconsin	7.4%	7.5%	5.9%
Other *	47.0%	46.4%	46.2%
	100.0%	100.0%	100.0%
* Includes all other jurisdictions, none of which accounted for more than 3 percent.

Reinsurance
The reinsurance subsidiary currently obtains 97 percent of its business from Employers Mutual through the quota share agreement, and writes 3 percent directly in certain foreign jurisdictions to comply with their regulatory requirements.  The reinsurance subsidiary relies on the financial strength of Employers Mutual to write reinsurance business, as well as the competitive advantage that Employers Mutual has by virtue of being licensed in all 50 states and the District of Columbia.  Reinsurance marketing is undertaken by Employers Mutual in its role as the direct writer of the reinsurance business; however, the reinsurance subsidiary is utilized in the marketing efforts to help differentiate the reinsurance business from the direct insurance business that is written by Employers Mutual and the other pool participants.
The reinsurance business is derived from two sources.  Approximately 93 percent of the reinsurance subsidiary’s assumed reinsurance premiums written in 2018 was generated through the activities of Employers Mutual’s Home Office Reinsurance Assumed Department (also known as “HORAD”).  The reinsurance business written by HORAD is primarily generated through independent intermediaries.  The risks assumed through HORAD are directly underwritten by Employers Mutual.  As such, Employers Mutual has discretion with respect to the type and size of risks which it assumes and services through these activities.  Since the reinsurance subsidiary utilizes Employers Mutual’s underwriting personnel and systems to process its direct business, HORAD also includes the international business written directly by the reinsurance subsidiary.

The remaining 7 percent of the reinsurance subsidiary’s assumed reinsurance premiums written in 2018 was generated through Employers Mutual’s participation in Mutual Re, an unincorporated association through which Employers Mutual and four other unaffiliated insurance companies participate in a voluntary reinsurance pool to meet the reinsurance needs of small and medium-sized, unaffiliated mutual insurance companies.  Employers Mutual has participated in Mutual Re since 1957. Mutual Re is controlled by a board of directors composed of the five member companies, including one representative designated by Employers Mutual.  As a member of this organization, Employers Mutual assumes its proportionate share of the risks assumed by Mutual Re from unaffiliated insurers.  Since Mutual Re is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform.  Mutual Re, which is operated by an independent management team, manages assumed risks through typical underwriting practices, including loss exposure controls provided through reinsurance coverage obtained for the benefit of Mutual Re.  The reinsurance risks for Mutual Re arise primarily from the Northeast and Midwest markets. Underwriting of risks and pricing of coverage is performed by Mutual Re management under general guidelines established by Employers Mutual and the other participating insurers.  Except for this general oversight, Employers Mutual has only limited control over the risks assumed by, and the operating results of, Mutual Re. Because of the joint liability structure, Mutual Re participating companies must generally maintain a rating of “A-” (Excellent) or above from A.M. Best Company, Inc. and meet certain other standards.
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
It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $30.0 million in 2018.  During 2018, the reinsurance subsidiary ceded to Employers Mutual $5.3 million of premiums under the inter-company reinsurance program.  The reinsurance subsidiary also assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement.  The net foreign currency exchange gain assumed by the reinsurance subsidiary through the quota share agreement in 2018 was $266,000.

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

While reinsurer competition for national and regional company business is growing, management believes that Mutual Re has a competitive advantage in the smaller mutual company market that it serves due to its low operating costs.  Mutual Re understands the needs of the smaller company market and operates at a very low expense ratio, enabling it to offer reinsurance coverage (on business that generally presents less risk) to an under-served market at lower margins.  However, due to growth in the reinsurance intermediary marketplace, the size of this under-served market has declined.

A.M. Best Company, Inc. Ratings
Property and Casualty Insurance
A.M. Best Company, Inc. (A.M. Best) rates insurance companies based on their relative financial strength and ability to meet their contractual obligations.  During 2013, the Company’s property and casualty insurance subsidiaries' financial strength rating was raised from “A-” to “A” (Excellent) in their capacity as participants in the pooling agreement.  A.M. Best re-evaluates its ratings from time to time (normally on an annual basis) and there can be no assurance that the Company’s property and casualty insurance subsidiaries and the other pool participants will maintain their current rating in the future.  Management believes that an A.M. Best rating of “A-” (Excellent) or better is important to the Company’s business since many insureds require that companies with which they insure be so rated.  A.M. Best’s publications indicate that the “A” (Excellent)  rating is assigned to companies that have achieved excellent overall performance and have a strong ability to meet their obligations over a long period of time.  A downgrade of the Company’s property and casualty insurance subsidiaries’ rating (particularly below “A-”) would adversely affect the Company’s competitive position and make it more difficult for it to market its products, and retain its existing agents and policyholders.  A.M. Best’s ratings are based upon factors of concern to policyholders and insurance agents, and are not directed toward the protection of investors.
Reinsurance
The most recent A.M. Best Property Casualty Key Rating Guide gives the Company’s reinsurance subsidiary a financial strength rating of “A” (Excellent).  However, because the majority of the reinsurance business assumed by the reinsurance subsidiary is produced by Employers Mutual, the rating of the reinsurance subsidiary is not critical to the Company’s reinsurance operations.  The rating of Employers Mutual is, however, critical to the Company’s reinsurance operations, as the unaffiliated insurance companies that cede business to Employers Mutual view the rating as an indication of Employers Mutual’s ability to meet its obligations to those insurance companies.  Employers Mutual’s rating was increased from “A-” to “A” (Excellent) during 2013. This rating increase aids in marketing efforts because some insurance companies require a rating of “A” (Excellent) or higher.  A downgrade of Employers Mutual’s rating (particularly below “A-”) would have a material adverse impact on the Company’s reinsurance subsidiary, as a downgrade would negatively impact Employers Mutual’s ability to write reinsurance business and, consequently, to cede that business to the Company’s reinsurance subsidiary.

Statutory Combined Trade Ratios
The following table sets forth the statutory combined trade ratios of the Company’s insurance subsidiaries, and the property and casualty insurance industry averages, for the five years ended December 31, 2018.  The combined trade ratios below are the sum of the following:  the loss and settlement expense ratio, calculated by dividing losses and settlement expenses incurred by net premiums earned, and the expense ratio, calculated by dividing underwriting expenses incurred by net premiums written and policyholder dividends by net premiums earned.  Generally, if the combined trade ratio is below 100 percent, a company has an underwriting profit; if it is above 100 percent, a company has an underwriting loss.

	Year ended December 31,
	2018	2017	2016	2015	2014
Property and casualty insurance[1]
Loss and settlement expense ratio	67.2%	64.2%	64.6%	65.5%	70.5%
Expense ratio	34.9%	34.5%	33.9%	33.4%	32.0%
Combined trade ratio	102.1%	98.7%	98.5%	98.9%	102.5%

Reinsurance
Loss and settlement expense ratio	83.0%	88.3%	68.0%	64.1%	73.9%
Expense ratio	23.2%	23.6%	24.4%	24.9%	24.5%
Combined trade ratio	106.2%	111.9%	92.4%	89.0%	98.4%

Total insurance operations[1]
Loss and settlement expense ratio	70.8%	69.6%	65.5%	65.2%	71.2%
Expense ratio	32.2%	32.1%	31.8%	31.6%	30.4%
Combined trade ratio	103.0%	101.7%	97.3%	96.8%	101.6%

Property and casualty insurance industry averages[2]
Loss and settlement expense ratio	74.4%	76.3%	72.7%	69.8%	69.3%
Expense ratio	27.1%	27.7%	28.2%	28.5%	28.1%
Combined trade ratio	101.5%	104.0%	100.9%	98.3%	97.4%
1 The expense ratios for the Company's property and casualty insurance subsidiaries reflect net periodic postretirement benefit income allocated to them as a result of a plan amendment to Employers Mutual's postretirement medical plan, which created a large prior service credit that is being amortized into benefit expense over a period of 10 years starting in 2014.
2 As reported by A.M. Best.  The ratio for 2018 is an estimate; the actual combined trade ratio is not currently available.

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

Loss and Settlement Expense Reserves
The Company's liabilities for losses and settlement expenses represent management's best estimate at a given point in time of ultimate unpaid losses and settlement expenses for both reported and unreported claims. The estimates of the liabilities for losses and settlement expenses include assumptions of future trends and claims severity, judicial theories of liability, historic loss emergence and other factors.  Because of the inherent uncertainties involved in the establishment of reserves for less mature accident years, management’s reserving methodology for the current and more recent accident years utilizes a stochastically derived risk load associated with the Company’s enterprise risk management practices.  During the loss settlement period, which may cover many years in some cases, the inherent uncertainty associated with these accident years declines as the Company learns additional facts regarding individual claims and potential future claims, and consequently it often becomes necessary to refine and adjust its estimates of liability. The Company reflects any adjustments to its liabilities for losses and settlement expenses in its operating results in the period in which the changes in estimates are made.
The amount of reserves established for reported claims, known as “case loss reserves”, is primarily based upon a case-by-case evaluation of the specific type of claim, knowledge of the circumstances surrounding each claim and the policy provisions relating to the type of loss.  Case loss reserves on assumed reinsurance business are the amounts reported by the ceding companies. Established reserves (for both reported and unreported claims) are closely monitored and are frequently examined using a variety of formulas and statistical techniques for analyzing loss development, as well as other economic and social factors.
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
The Company does not discount reserves.  Inflation is implicitly provided for in the reserving function through analysis of cost trends, reviews of historical reserving results and projections of future economic conditions.  Estimates of individual case loss reserves are monitored and reviewed on a regular basis by claims staff members.  The home office claims group reviews and maintains a diary on files with reserves over $150,000, and also monitors catastrophic losses (fatalities, paraplegia, serious burns, etc.) regardless of claim size. Based on currently available information, individual case loss reserves are revised to reflect changes in the estimated average verdict value of the case in the applicable venue.
Despite the inherent uncertainties of estimating loss and settlement expense reserves, management believes that the Company’s reserves are being calculated in accordance with sound actuarial practices and, based upon current information, that the reserve for losses and settlement expenses at December 31, 2018 represents management’s best estimate of the Company’s overall liability.

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
Reserves for General Claims
IBNR loss reserves for general claims are calculated by subtracting paid loss amounts and the case loss reserves carried on reported claims from the estimated ultimate loss amounts established by line of business and accident year. Allocated settlement expense reserves are established in a similar manner, except that only paid expenses to date are subtracted from the estimated ultimates, as adjusters do not establish case-basis settlement expense reserves. Unallocated settlement expenses reserves are determined through a study of historical paid expenses compared to paid losses. The unallocated settlement expense reserve established through this process is for all accident years combined, and the total is allocated to the various accident years proportional to the loss reserves.
Lines of Business and Process Overview
Reserves are evaluated for adequacy on a quarterly basis, and are the end-product of a broader process by which management establishes estimated ultimate loss (net of salvage, subrogation and reimbursement recoveries) and allocated settlement expense amounts by line of business and accident year. At quarter-end, carried bulk reserves are established as the difference between management's estimated ultimate amounts, and the reported amounts incurred to date. The actuarial department establishes estimated ultimate loss and allocated settlement expense amounts by accident year. During 2018, the number of line of business aggregations used in the actuarial reserving process was increased from eight to thirty-one in order to better align with pricing operations. For purposes of presentation, the finer line of business breakouts are aggregated into eight reserving lines of business: personal auto liability, commercial auto liability, auto physical damage, workers' compensation, other liability, commercial property, homeowners, and an “all other” category, which consists mostly of fidelity and surety bonds.
For each line of business, the establishment of IBNR loss and allocated settlement expense reserves begins with a review of historical experience as of the end of the first or second month of the quarter. The actuarial department utilizes standard actuarial incurred and paid chain ladder (triangle) development methods, expected loss and settlement expense ratio methods, and various methodologies which blend the development and expected ratio methods, such as the Bornhuetter-Ferguson method. The actuarial department employs these methods using incurred and paid losses and paid allocated settlement expenses aggregated on a calendar/accident year basis. The calendar/accident year development triangles generated in this process contain thirty-five years of historic data. The result of the process is a separate set of estimated ultimate ratios to earned premiums for losses and allocated settlement expenses by reserving line of business and accident year. At the end of each quarter, the selected estimated ultimate ratios are applied to the corresponding calendar year earned premiums to produce the estimated ultimate dollar amounts, from which the amounts reported to date are subtracted to produce the IBNR loss reserves and allocated settlement expense reserves to be recorded.
Several different averaging periods/methods are used in the incurred and paid chain ladder methods to produce development factors to ultimate. Since the pool participants do not establish settlement expense reserves on an individual claim basis, there is no corresponding incurred allocated settlement expense data upon which to apply the chain ladder method.
In addition to the accident year ultimate loss and allocated settlement expense estimates produced from the chain ladder methods, the actuarial department employs the following methodologies on an incurred and paid basis: Bornhuetter-Ferguson, Benktander (iterative Bornhuetter-Ferguson), Ultimate Frequency-Severity and Generalized Cape Cod. The actuarial department will also sometimes apply the Expected Loss Ratio Method for extremely immature accident years. For allocated settlement expenses, the actuarial department also produces ultimate estimates by applying the chain ladder approach to the ratio of paid allocated settlement expenses to paid losses. The ultimate factors from these paid-to-paid ratios are applied to the ultimate losses determined by the paid chain ladder method to produce ultimate allocated settlement expense dollar amounts.

Range of Reasonable Ultimates and Management's Best Estimate: Each of the above listed methods are employed to determine an unbiased actuarial central estimate of the ultimate loss or settlement expense ratio. The actuarial department examines the indicated ultimate amounts for each category (losses and allocated settlement expenses) and each accident year, and applies judgment and knowledge of each method’s biases (if any) to exclude unreasonable estimates and assign a weight to the remaining estimates. The weighted average of the included estimates becomes the “actuarial central estimate”, to which a risk load is applied to produce management’s best estimate. The maximum and minimum of the remaining estimates define the range of reasonable ultimates.
The selected point estimate for each accident year is divided by its corresponding earned premiums to produce the expected ultimate loss and allocated settlement expense ratios. At quarter end, the ratios are applied to the corresponding calendar year earned premiums to produce the ultimate estimated dollar amounts, from which the amounts incurred to date are subtracted to produce the IBNR loss and allocated settlement expense reserves to be recorded.
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
Reported case and IBNR loss reserves associated with the Mutual Re book of business are established by that entity’s management, and booked by the reinsurance subsidiary on a monthly basis. Mutual Re claims files are audited annually by the member companies’ reinsurance claim departments, and the member companies' actuarial departments perform an annual reserve adequacy review. The reinsurance subsidiary estimates and books a relatively small IBNR loss reserve and EBNR premium amount to account for a one month lag in reporting. The booking of the lag IBNR loss reserve may be suspended, and a negative bulk IBNR loss reserve may be booked, during periods when the Company's actuarial reviews indicate Mutual Re's carried reserves are more than adequate to cover its liabilities.

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

See note 4 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for a reconciliation of beginning and ending reserves for losses and settlement expenses for the three years ended December 31, 2018, as well as ten years of incurred and paid development information for each major line of business. Following is a detailed analysis of the development the Company has experienced on its prior accident years’ reserves during the past three years.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as previously noted, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

Year ended December 31, 2018
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $15.3 million from the estimate at December 31, 2017.  This decrease represents 3.0 percent of the December 31, 2017 gross carried reserves.  The following table displays development on prior years' reserves by line of business and type of reserve.

($ in thousands) Line of business	Reported case and IBNR loss reserves	Allocated settlement expense reserves	Unallocated settlement expense reserves	Total
Personal lines	$(196)	$(348)	$10	$(534)
Commercial auto liability	(413)	1,318	(2,551)	(1,646)
Auto physical damage	(83)	(97)	420	240
Workers' compensation	2,951	(2,497)	360	814
Other liability	(1,614)	(4,502)	(3,502)	(9,618)
Commercial property	(1,654)	(1,109)	(550)	(3,313)
Other	(1,061)	(269)	68	(1,262)

Total	$(2,070)	$(7,504)	$(5,745)	$(15,319)

The favorable development reported for 2018 is generally attributed to lower loss severity assumptions underlying the loss and allocated settlement expense reserves carried at year-end 2018 than those underlying year-end 2017 reserves. The favorable development associated with the loss and allocated settlement expense reserves totaled $9.6 million, which consisted of $2.1 million of favorable loss reserve development and $7.5 million of favorable development from allocated settlement expense reserves.
The $9.6 million of favorable development on loss and allocated settlement expense reserves accounted for approximately 60 percent of the property and casualty insurance segment’s total reported favorable development of $15.3 million. The following table displays the development experienced in 2018 on reported case and IBNR loss reserves and allocated settlement expense reserves for the five most recent accident years, and all prior accident years, by line of business.

($ in thousands)
Calendar accident year	Personal lines	Commercial auto liability	Auto physical damage	Workers' compensation	Other liability	Commercial property	Other	Total
Prior	$(88)	$(391)	$2	$(1,266)	$(117)	$238	$(54)	$(1,676)
2013	(5)	170	(55)	(38)	(2,120)	(534)	(15)	(2,597)
2014	(186)	(442)	(46)	(1,114)	(97)	(617)	101	(2,401)
2015	(115)	427	(107)	528	(3,079)	(632)	179	(2,799)
2016	(75)	864	(31)	(557)	1,004	(116)	(776)	313
2017	(76)	278	58	2,903	(1,706)	(1,103)	(768)	(414)

Total	$(545)	$906	$(179)	$456	$(6,115)	$(2,764)	$(1,333)	$(9,574)

In the table above, five of the seven lines of business exhibited favorable development: personal lines, auto physical damage, other liability, commercial property and all other (surety). For these lines of business, favorable development for most accident years was driven by decreases in the severity assumptions underlying the estimated ultimate accident year loss and allocated settlement expense ratios.
Personal lines experienced favorable development in nearly every accident year due to better than expected development on prior reported claims and lower than anticipated emerged IBNR and settlement expenses.
The commercial auto liability line of business experienced adverse development in four of the latest five accident years. Ultimate loss ratios increased for accident years 2013 and 2017, while both ultimate loss and settlement expense ratios increased for accident years 2015 and 2016 due to increases in higher estimated ultimate severity.
Auto physical damage ultimate loss and settlement expense ratios decreased for accident years 2013-2016, as ultimate severity estimates decreased. However, the accident year 2017 ultimate loss ratio increased due to an increase in estimated ultimate frequency.
Reserves in the prior years (years prior to 2013) in workers' compensation experienced favorable development during 2018 after having been significantly strengthened during 2017. Two of the most recent five accident years experienced adverse development. An increase in ultimate estimated severity is the driver for the accident year 2015 development. Accident year 2017 saw a significant increase in ultimate frequency mainly due to a surge in claims associated with winter weather that occurred in late 2017.
The other liability line experienced favorable development from lower ultimate frequency and/or severity estimates on all years except accident year 2016, for which the ultimate severity estimate was increased four percent.
Commercial property’s favorable development in the latest five accident years is the result of reductions in estimated ultimate claim severities. The prior years (years prior to 2013) adverse development was impacted by a large businessowners liability claim from accident year 2012.
The “other” line of business consists mostly of fidelity and surety bonds. Favorable development on three of the latest five accident years was driven by decreases in estimated ultimate claim frequency and severity. The adverse development experienced for accident years 2014 and 2015 is from a reduction in the estimated ultimate reimbursement recoveries on surety bonds.

Reinsurance segment
For the reinsurance segment, the December 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $3.4 million from the estimate at December 31, 2017.  This decrease represents 1.5 percent of the December 31, 2017 gross carried reserves.  Both the HORAD and the Mutual Re segments experienced favorable development.

The HORAD segment experienced favorable development of $3.2 million. The composition of the prior year development consisted of $2.7 million of favorable development from assumed operations, $5.2 million of favorable development from external reinsurance recoveries on accident year 2017 catastrophes, and $4.6 million of adverse development from the inter-company reinsurance program with Employers Mutual. The $2.7 million of favorable development from assumed operations was associated with lower estimated ultimate losses for casualty excess contracts for accident years 2008-2011 and 2016, nearly all contact types for accident year 2013, and catastrophe and per risk excess contracts for accident year 2017.
Operations attributable to Mutual Re experienced favorable development of $0.2 million. Actuarial reviews of the reserves assumed from Mutual Re have consistently indicated a level of adequacy which challenged the upper boundary of the range of reasonable reserves. To address this issue, the reinsurance segment currently maintains a $3.7 million negative bulk IBNR loss reserve to keep reserves within the reasonable range. The negative IBNR was reduced during 2018 from the $4.0 million carried at the end of 2017.
During 2018, the expected loss ratios utilized in the various reserving methodologies for prior contract years were unchanged except for one contract type. Based on conversations with and observed experience provided by a large cedant, the ocean marine pro rata expected loss ratios for contract years 2012 through 2017, excepting 2015, experienced reductions ranging from 2 points to 22 points. The expected loss ratios utilized in reserving methodologies for the 2018 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the reserving process. Compared to the 2017 contract year selection, the 2018 contract year expected loss ratio for the property pro rata contract type increased 2.5 points. Compared to the 2017 contract year selection, the 2018 contract year expected loss ratio for the ocean marine pro rata contract type decreased 5.0 points. All other 2018 expected loss ratios were unchanged from what was used for contract year 2017.

Year ended December 31, 2017
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $15.7 million from the estimate at December 31, 2016. This decrease represented 3.2 percent of the December 31, 2016 gross carried reserves.  The following table displays development on prior years' reserves by line of business and type of reserve.

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

The favorable development reported for 2017 was generally attributed to lower loss severity assumptions underlying the loss and allocated settlement expense reserves carried at year-end 2017 than those underlying year-end 2016 reserves. The favorable development associated with the loss and allocated settlement expense reserves totaled $12.5 million, which consisted of $14.6 million of favorable loss reserve development and $2.1 million of adverse development from allocated settlement expense reserves.
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
The other liability line of business experienced favorable development on all recent accident years due to lower severity estimates. The adverse development observed on accident years prior to 2012 was due to a settlement reached with a former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder. Loss and settlement expense reserves for asbestos claims were also strengthened approximately $900,000. If not for this unanticipated asbestos settlement, development on prior accident years would have been favorable.
Commercial property’s favorable development was concentrated in accident years 2015 and 2016, as severity on reported and emerged claims was less than anticipated. Accident years 2014 and prior experienced minor fluctuations in claims activity with mostly offsetting changes in the ultimate severity assumptions.
The “other” line of business category consists almost exclusively of fidelity and surety bonds. Uncharacteristically, this line experienced adverse development stemming from unanticipated outcomes associated with two accident year 2015 claims.

Reinsurance segment
For the reinsurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $3.9 million from the estimate at December 31, 2016.  This decrease represented 1.9 percent of the December 31, 2016 gross carried reserves.  All of the favorable development was attributable to the HORAD book of business, as the prior year development associated with Mutual Re was approximately zero in the aggregate.

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
As previously stated, Mutual Re experienced approximately zero development on prior accident years in aggregate. Actuarial reviews of the reserves assumed from Mutual Re have consistently indicated a level of adequacy which challenged the upper boundary of the range of reasonable reserves. To address this issue, the reinsurance segment maintained a $4.0 million negative bulk IBNR loss reserve to keep reserves within the reasonable range.
During 2017, the expected loss ratios utilized in the various reserving methodologies for prior contract years were unchanged. The expected loss ratios utilized in reserving methodologies for the 2017 contract year were based on an extensive actuarial analysis of trended historic ultimate loss ratios based on current-level earned premiums. Where applicable, new contract loss information or loss histories were also incorporated into the reserving process. Compared to the 2016 contract year selections, the 2017 contract year expected loss ratios for property pro rata and aggregate excess contract types decreased 2.5 points and 5.0 points, respectively, from the ratios established for contract year 2016. Additionally, the contract year 2017 expected loss ratio for casualty excess contracts was 2.5 points higher than what was used for contact year 2016. All other 2017 expected loss ratios were unchanged from what was used for contract year 2016.

Year ended December 31, 2016
Property and casualty insurance segment
For the property and casualty insurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $30.0 million from the estimate at December 31, 2015.  During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology produces specific line of business and accident year estimated ultimate loss and allocated settlement expense amounts based on explicit loss frequency and severity assumptions. The previous methodology used one process to determine the aggregate amount of IBNR loss and settlement expense reserves, and a separate process to allocate those reserves to the various accident years. The implementation of the new reserving methodology did not have a material impact on total carried reserves for the property and casualty insurance segment; however, there was some movement of allocated settlement expense reserves to IBNR loss reserves, and a reallocation of loss and allocated settlement expense reserves by accident year to align those reserves with the estimated ultimate loss and allocated settlement expense ratios. In connection with this reallocation of reserves by accident year, approximately $5.6 million of IBNR loss and allocated settlement expense reserves were moved from prior accident years to the current accident year in multiple lines of business. This reduction in prior accident years' reserves was reported as favorable development; however, this development was "mechanical in nature", and did not have any impact on earnings because the total amount of carried reserves did not change. Excluding this adjustment, the implied amount of favorable development that had an impact on earnings was approximately 5.1 percent of the December 31, 2015 gross carried reserves.  The following table displays development on prior years' reserves by line of business and type of reserve.

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

The favorable development reported for 2016 was generally attributed to lower explicit loss frequency and severity assumptions underlying the loss and allocated settlement expense reserves carried at year-end 2016 than the implicit assumptions underlying the reserves carried at year-end 2015. The favorable development associated with the loss and allocated settlement expense reserves total $27.3 million, with $10.4 million coming from favorable loss reserve development and $16.9 million coming from favorable allocated settlement expense reserve development.
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

The property and casualty insurance segment's new bulk reserving methodology is based on explicit assumptions concerning the ultimate number (frequency) and average size (severity) of claims expected to be incurred. The prior methodology separated the calculation of the aggregate reserves from the allocation of those reserves to the various accident years, and thus did not utilize explicit claim frequency and severity assumptions. Under the new reserving methodology, management seeks to better align expected and actual development by line of business and accident year. As this was a transitional year, there were some discontinuities in the development amounts reported for 2016. The following comments are based on a comparison of the explicit assumptions underlying the December 31, 2016 carried reserves to the implicit assumptions underlying the December 31, 2015 carried reserves.

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
The Company increased asbestos and environmental IBNR loss and settlement expense reserves by $3.5 million during 2016, which was primarily reflected in the other liability line of business. The increase was in response to an indicated increase in the ultimate asbestos liability produced by internal payout decay models. Management also noted that A.M. Best increased the industry’s estimated ultimate liability by $15 billion during 2016. Newly reported asbestos claims had decreased slightly for the last two calendar years. Asbestos and environmental reserves constituted less than 3 percent of the property and casualty insurance segment’s total direct reserves.

Reinsurance segment
For the reinsurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $10.9 million from the estimate at December 31, 2015.  This decrease represented 5.5 percent of the December 31, 2015 carried reserves.  Approximately $7.1 million of favorable development was attributable to the HORAD book of business, with the remaining $3.8 million of favorable development associated with Mutual Re.
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
The favorable development experienced on the Mutual Re business was mostly attributed to an increase in the amount of negative bulk IBNR loss reserve carried on prior years' reserves. Recent actuarial reviews of Mutual Re's reported reserves had consistently indicated that those reserves challenged the upper level of the range of reasonable reserves. To address this issue, a $2.0 million negative bulk IBNR loss reserve was established in 2015 for this business. During 2016, the negative bulk IBNR loss reserve was increased to $4.0 million, with $5.3 million of negative IBNR loss reserve carried on prior accident years and $1.3 million of positive lag IBNR loss reserve carried on the 2016 accident year. The recognition of the additional negative IBNR loss reserve accounted for $3.3 million of the $3.8 million of favorable development experienced during 2016.
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
The following table presents asbestos and environmental-related losses and settlement expenses incurred and reserves outstanding, net of reinsurance, for the Company:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Losses and settlement expenses incurred:
Asbestos:
Property and casualty insurance	$1,274	$5,177	$3,475
Reinsurance	—	—	—
	1,274	5,177	3,475
Environmental:
Property and casualty insurance	—	(97)	652
Reinsurance	—	—	—
	—	(97)	652
Total losses and settlement expenses incurred	$1,274	$5,080	$4,127

	Year ended December 31,
($ in thousands)	2018	2017	2016
Loss and settlement expense reserves:
Asbestos:
Property and casualty insurance	$9,521	$9,652	$11,134
Reinsurance	318	332	359
	9,839	9,984	11,493
Environmental:
Property and casualty insurance	635	730	846
Reinsurance	655	664	666
	1,290	1,394	1,512
Total loss and settlement expense reserves	$11,129	$11,378	$13,005

The property and casualty insurance subsidiaries have exposure to asbestos and environmental claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The loss and settlement expense reserves associated with asbestos claims have been increased each year for the last several years due to continued reporting of new claims at a rate not previously anticipated, as well as updated internal ultimate loss and settlement expense evaluations. In 2018, the settlement expense reserves for asbestos claims were strengthened by $1.5 million. During 2017, a settlement was reached with a former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder.
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
Based upon current facts, management believes the reserves carried for asbestos and environmental-related claims at December 31, 2018 are adequate.  Although future changes in the legal and political environment may result in adjustment to these reserves, management believes any adjustment will not have a material impact on the Company's financial condition or results of operations.

Reinsurance Ceded
Property and Casualty Insurance
The pool participants cede insurance in the ordinary course of business for the primary purpose of limiting their maximum loss exposure.  The pool participants also purchase catastrophe reinsurance to cover multiple losses arising from a single event.
All major reinsurance treaties, with the exception of the pooling agreement, the personal boiler contract, the employment practices liability contract, and the data compromise, cyber liability and identity recovery contracts, are on an “excess of loss” basis whereby the reinsurer agrees to reimburse the pool participants for covered losses in excess of a predetermined amount, up to a stated limit.  The personal boiler contract, data compromise, cyber liability and identity recovery contracts, and the employment practices liability contract provide for 100 percent reinsurance of the pool’s applicable direct exposures. Facultative reinsurance from approved markets, which provides reinsurance on an individual risk basis and requires specific agreement of the reinsurer as to the limits provided, is purchased when an insured requires coverage in excess of treaty capacity, where a high-risk type policy could expose the treaty reinsurance programs, or other reasons where the pool participants wish to reduce their net loss exposure from a particular risk.
Excess of loss reinsurance coverage is purchased in layers subject to retentions determined by reinsurance market conditions and the surplus position of the EMC Insurance Companies.  The pooling agreement aids efficient buying of reinsurance since it allows for higher retention levels and correspondingly decreased dependence on the reinsurance marketplace.
Summaries of the reinsurance treaties benefiting the pool participants during 2018 are presented below.

Property Catastrophe Program
5th Layer Property Catastrophe $35 million excess $195 million
4th Layer Property Catastrophe $95 million excess $100 million
3rd Layer Property Catastrophe $60 million excess $40 million
2nd Layer Property Catastrophe $20 million excess $20 million (91.15% placed)
1st Layer Property Catastrophe $10 million excess $10 million (60.30% placed)
$10 million Retention plus $10 million Annual Aggregate Deductible

Property Per Risk, Casualty and Workers' Compensation Excess Program
Property per Risk $60 million excess $20 million	Workers' Compensation Catastrophe $50 million excess $40 million
Casualty $20 million excess $20 million (Casualty, Umbrella, Workers' Compensation)
2nd Layer Multiline $10 million excess $10 million (Combined Property per Risk, Casualty, Umbrella, Workers' Compensation)
1st Layer Multiline $6 million excess $4 million (Combined Property per Risk, Casualty, Umbrella, Workers' Compensation)
$4 million Retention

Fidelity and Surety Program
3rd Layer Surety $30 million excess $15 million
2nd Layer Surety $8 million excess $7 million (90% placed)
1st Layer Fidelity and Surety $5 million excess $2 million (95% placed)
$2 million Retention

($ in thousands)
Type of reinsurance treaty	Retention	Limits
Boiler - commercial lines (1/1/18 through 5/31/18)	$—	100 percent of $100,000
Boiler - commercial lines (6/1/18 through 12/31/18)	$25	$100,000 excess $25
Boiler - personal lines	$—	100 percent of $100
Employment practices liability	$—	100 percent of $1,000
Data compromise	$—	100 percent of $1,000
Identity recovery	$—	100 percent of $25
Cyber liability	$—	100 percent of $1,000

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
The major reinsurers in the pool participants’ reinsurance programs during 2018 are presented below.  The percentages represent the reinsurers’ share of the total reinsurance protection under all coverages.  Each type of coverage is purchased in layers, and an individual reinsurer may participate in more than one type of coverage and in various layers.  All programs (except the boiler, data compromise, cyber liability, identity recovery, and employment practice liability programs, and the top layer of the property catastrophe program) are handled by reinsurance brokers who cede coverage to 55 domestic and foreign reinsurers.
In formulating reinsurance programs, Employers Mutual is selective in its choice of reinsurers.  Employers Mutual selects reinsurers on the basis of financial stability and long-term relationships, as well as price and coverage terms. Reinsurers are generally required to have an A.M. Best rating of “A” (Excellent) or higher and a minimum policyholders’ surplus of $500 million.

	Percent of total reinsurance protection	A.M. Best rating
Property catastrophe, property per risk and casualty coverages
Underwriters at Lloyd's of London	22.4%	A
Mutual Re	12.4%	(1)
Hannover Ruckversicherung AG	9.1%	A+
R + V Versicherung AG	7.6%	(2)
MAPFRE Re Compania De Reaseguros, SA	4.5%	A
QBE Reinsurance Corporation	3.8%	A
Swiss Reinsurance America Corporation	3.7%	A+
Tokio Milennium Re AG	3.4%	A+

Fidelity and surety coverages
Transatlantic Reinsurance Company	31.6%	A+
Hannover Ruckversicherung AG	21.4%	A+
Axis Reinsurance Company	14.7%	A+
Odyssey America Reinsurance Corp.	12.1%	A
Everest Reinsurance Company	12.1%	A+
Endurance Assurance Corporation	8.1%	A+

Boiler - commercial lines coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Boiler - personal lines coverage
Factory Mutual Insurance Company	100.0%	A+

Employment practices liability coverage
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

Data compromise, cyber liability and identity recovery
Hartford Steam Boiler Inspection and Insurance Company	100.0%	A++

(1)
Mutual Re is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  Mutual Re is backed by the financial strength of the five member companies.  Two of the other member companies have an “A” (Excellent) rating from A.M. Best, while the other two have “A-” (Excellent) ratings.

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
The program trigger threshold for federal participation in losses was $160.0 million in 2018, and increases $20.0 million per year until reaching $200.0 million on January 1, 2020. A loss must be $5.0 million or more to count towards the program trigger threshold. Each insurer has a deductible amount (20 percent of the prior year’s direct commercial lines premiums earned for the applicable lines of business) and a retention above the deductible (18 percent in 2018, increasing by one percentage point each year until reaching 20 percent on January 1, 2020). TRIA caps losses at $100.0 billion annually, so no insurer that has met its deductible will be liable for payment of any portion of losses above that amount. For the Company, the TRIA deductible is approximately $66.0 million.

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

Reinsurance
The reinsurance subsidiary purchases additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program, net of the reinsurance subsidiary's 20 percent co-participation. The net cost of this external reinsurance protection was approximately $6.0 million, $5.6 million and $3.5 million in 2018, 2017 and 2016, respectively. During 2018, the reinsurance subsidiary recovered $5.2 million under the treaty purchased in 2017, 80 percent of which was ceded to Employers Mutual in accordance with the co-participation provision of the inter-company reinsurance program. No recoveries were made from external parties in 2017 or 2016.
The reinsurance subsidiary also assumes and cedes some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual whereby an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis.  Ceded earned premiums associated with this fronting activity amounted to $3.8 million, $4.2 million and $3.7 million during 2018, 2017 and 2016, respectively.  The ceding of this reinsurance business through these fronting activities does not discharge the reinsurance subsidiary from its assumed liability to the original cedants, and the ability to collect reinsurance is subject to the solvency of the reinsurers.

Property and Casualty Insurance and Reinsurance
The Company’s portion of premiums written ceded (unaffiliated and excluding premiums ceded to mandatory pools) by the property and casualty insurance segment and the reinsurance segment for the year ended December 31, 2018 is presented below.  Reinsurance coverage for the property and casualty insurance segment is often purchased in layers, and an individual reinsurer may participate in more than one type of coverage and at various layers within the coverages.  Since each layer of coverage is priced separately, with the lower layers being more expensive than the upper layers, a reinsurer’s overall participation in a reinsurance program does not necessarily correspond to the amount of premiums it receives.  The premium amounts ceded by the reinsurance subsidiary reflect the purchase of additional reinsurance protection from external parties and fronting transactions handled through the quota share agreement, and excludes premiums written ceded to Employers Mutual under the inter-company reinsurance program.

	Premiums written ceded
($ in thousands) Reinsurer	Property and casualty insurance segment	Reinsurance segment	Total
Hartford Steam Boiler Inspection and Insurance Company	$7,278	$—	$7,278
Underwriters at Lloyd's of London	1,078	2,949	4,027
Transatlantic Reinsurance Company	1,854	1,750	3,604
Country Mutual Insurance Company	—	2,568	2,568
Hannover Ruckversicherung AG	2,524	—	2,524
Tokio Millenium Re AG	66	1,150	1,216
QBE Reinsurance Corporation	1,140	—	1,140
Swiss Reinsurance America Corporation	856	—	856
TOA Reinsurance Company of America	844	—	844
R + V Versicherung AG	673	—	673
Other Reinsurers	4,389	1,562	5,951
Total	$20,702	$9,979	$30,681

The property and casualty insurance segment also cedes reinsurance on a mandatory basis to state organizations in connection with various workers’ compensation and assigned risk programs. The Company’s portion of premiums written ceded to these organizations for the year ended December 31, 2018 is presented below.

($ in thousands) Reinsurer	Property and casualty insurance segment
Wisconsin Compensation Rating Bureau	$7,246
Michigan Catastrophic Claims Association	929
Other Reinsurers	288
Total	$8,463

The following table presents amounts due to the Company from reinsurers for losses and settlement expenses, contingent commissions, and prepaid reinsurance premiums as of December 31, 2018.  This presentation differs from the presentation utilized in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Amount recoverable
($ in thousands)	Property and casualty insurance segment	Reinsurance segment	Total		Percent of total	A.M. Best rating
Wisconsin Compensation Rating Bureau	$10,314	$—	$10,314		22.3%	(1)
Country Mutual Insurance Company	—	6,250	6,250		13.5%	A+
Hartford Steam Boiler Inspection and Insurance Company	3,869	—	3,869		8.4%	A++
Hannover Ruckversicherung AG	3,485	—	3,485		7.5%	A+
Transatlantic Reinsurance Company	2,448	729	3,177		6.9%	A+
Michigan Catastrophic Claims Association	2,099	—	2,099		4.6%	(1)
Mutual Re	915	1,155	2,070		4.5%	(2)
Underwriters at Lloyd's of London	710	996	1,706		3.7%	A
TOA Reinsurance Company of America	1,429	—	1,429		3.1%	A
QBE Reinsurance Corporation	1,373	—	1,373		3.0%	A
Other Reinsurers	9,769	609	10,378		22.5%
	$36,411	$9,739	$46,150	(3)	100.0%

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

(2)
Mutual Re is composed of Employers Mutual and four other unaffiliated mutual insurance companies.  Mutual Re is backed by the financial strength of the five member companies.  Two of the other member companies have an “A” (Excellent) rating from A.M. Best, while the other two have “A-” (Excellent) ratings.

(3)
The total amount recoverable at December 31, 2018 represents $36.6 million in unpaid losses and settlement expenses, $766,000 in unpaid contingent commissions, and $8.8 million in prepaid reinsurance premiums. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) ceded paid losses and settlement expenses under the reinsurance contracts and provides full credit for the ceded paid losses and settlement expenses generated during the period (not just the collected portion). As a result, Employers Mutual's recoverable for paid losses and settlement expenses represents, to the Company, an off-balance sheet arrangement with an unconsolidated entity that results in credit-risk exposure that is not reflected in the Company’s financial statements.  See note 1 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K for further discussion of off-balance sheet credit exposures.

Investments
The Company’s total invested assets at December 31, 2018 are summarized in the following table:

	December 31, 2018
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,273,132	$1,282,909	$1,282,909	83.0%
Equity investments, at fair value	160,371	215,363	215,363	13.9%
Short-term investments	28,204	28,204	28,204	1.8%
Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200	0.1%
Other long-term investments	19,316	XXXX	19,316	1.2%
	$1,482,223	XXXX	$1,546,992	100.0%

The Company’s investment strategy is to conservatively manage its investment portfolio by investing primarily in readily marketable, investment-grade fixed maturity securities and equity investments.  The board of directors of each of the Company’s insurance company subsidiaries have established investment guidelines and regularly review the investment portfolio for compliance with those guidelines.  The Company does not hold foreign denominated investments.  The Company does not purchase non-investment grade securities.  Any non-investment grade securities held are the result of rating downgrades that occurred subsequent to their purchase.
At December 31, 2018, the portfolio of fixed maturity securities consisted of 0.7 percent U.S. Treasury, 23.8 percent government agency, 20.9 percent asset-backed, 21.5 percent municipal and 33.1 percent corporate securities.  As of December 31, 2018, the effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, was 4.9, and the effective duration of its liabilities was 2.7. At December 31, 2018, the Company held $4.2 million of non-investment grade fixed maturity securities in a net unrealized loss position of $421,000.
The Company has two separate common stock equity portfolios that are diversified across a large range of industry sectors and are managed for fees based on total assets under management (a large-cap blend equity portfolio managed by BMO Global Asset Management and a high dividend value equity portfolio managed by Schafer Cullen Capital Management).  As of December 31, 2018, the common stock equity portfolios were invested in the following industry sectors:

Percent of equity portfolio
Financial services	21.9%
Information technology	16.5%
Healthcare	18.1%
Consumer staples	6.9%
Consumer discretionary	11.9%
Energy	7.0%
Industrials	10.2%
Other	7.5%
100.0%

The Company's other long-term investments primarily consist of holdings in limited partnerships, and privately placed common and non-redeemable convertible preferred stock in start-up technology companies with ties to the insurance industry. The equity method of accounting is used for these investments, with changes in the carrying value recorded as realized investment gains (losses). Also included in other long-term investments are holdings in limited liability companies that convey renewable energy tax credits that are carried at amortized cost.

Employees
EMC Insurance Group Inc. and its subsidiaries have no employees.  The Company’s business activities are conducted by the approximately 2,500 employees of Employers Mutual.  EMC Insurance Group Inc., EMC Reinsurance Company and EMC Underwriters, LLC are charged their proportionate share of salary and employee benefit costs based on time allocations.  Costs not allocated to these companies, and other subsidiaries of Employers Mutual outside the pooling agreement, are charged to the pooling agreement.  The Company’s property and casualty insurance subsidiaries share the costs charged to the pooling agreement in accordance with their pool participation percentages.

Regulation
The Company’s insurance subsidiaries are subject to extensive regulation and supervision by their states of domicile, as well as those states in which they do business.  The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of stockholders.  The insurance laws of the various states establish regulatory agencies with broad administrative powers, including the power to grant or revoke operating licenses and regulate trade practices, investments, premium rates, deposits of securities, the form and content of financial statements and insurance policies, accounting practices and the maintenance of specified reserves and capital for the protection of policyholders.
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
State laws governing insurance holding companies also impose standards on certain transactions with related companies, which include, among other requirements, that all transactions be fair and reasonable and that an insurer’s surplus as regards policyholders be reasonable and adequate in relation to its liabilities.  Under Iowa law, dividends or distributions made by registered insurers are restricted in amount and may be subject to approval from the Iowa Commissioner of Insurance. “Extraordinary” dividends or distributions are subject to prior approval and are defined as dividends or distributions made within a 12-month period which exceed the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis.  North Dakota imposes similar restrictions on the payment of dividends and distributions, though its restriction is set at the lower of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis excluding capital gains.  At December 31, 2018, $48.0 million was available for distribution to the Company in 2019 without prior approval.  See note 6 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
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

The National Association of Insurance Commissioners (NAIC) utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2018, the Company’s insurance subsidiaries had total adjusted statutory capital of $527.1 million, which exceeds the minimum risk-based capital requirement of $101.9 million.

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

EXECUTIVE OFFICERS OF THE COMPANY
The Company’s executive officers, their positions and ages are shown in the table below:

NAME	AGE	POSITION
Dan D. Aksamit	54
Senior Vice President-Chief Risk Officer of the Company and Employers Mutual since 2018. Assistant Vice President of Employers Mutual from 2015 through 2017. He has been employed by Employers Mutual since 2004.

Ian C. Asplund	38
Senior Vice President-Chief Analytics Officer of the Company and Employers Mutual since 2018. Senior Vice President-Strategic Analytics of the Company and Employers Mutual from 2016 through 2017. Vice President-Chief Actuary of the Company and Employers Mutual from 2015 to 2016. Assistant Vice President of Employers Mutual from 2012 to 2014. He has been employed by Employers Mutual since 2003.

Dan C. Crew	50
Senior Vice President-Chief Underwriting Officer of the Company and Employers Mutual since 2018. Vice President-Underwriting of Employers Mutual from 2014-2017. Assistant Vice President of Employers Mutual from 2007-2013. He has been employed by Employers Mutual since 1995.

Bradley J. Fredericks	45
Senior Vice President-Chief Investment Officer of the Company and Employers Mutual since 2017. Vice President-Chief Investment Officer of the Company and Employers Mutual from 2014 to 2017.  Assistant Vice President of Employers Mutual from 2013 to 2014. He has been employed by Employers Mutual since 2010.

Lisa L. Hamilton	64
Senior Vice President-Chief Brand Officer of the Company and Employers Mutual since 2018. Vice President of Employers Mutual from 2012 through 2017. Assistant Vice President of Employers Mutual from 2009 to 2012. She has been employed by Employers Mutual since 2002.

Scott R. Jean	47
Executive Vice President-Finance & Strategy of the Company and Employers Mutual since 2018. Executive Vice President for Finance & Analytics of the Company and Employers Mutual from 2015 through 2017. Senior Vice President-Chief Actuary of the Company and Employers Mutual from 2014 to 2015. Vice President-Chief Actuary of the Company and of Employers Mutual from 2009 to 2014.  He has been employed by Employers Mutual since 1993.

Bruce G. Kelley	64
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

Meyer T. Lehman	43
Senior Vice President-Chief Actuarial Officer of the Company and Employers Mutual upon his hiring in 2017. Prior to joining Employers Mutual he was Product Management Vice President & Chief Actuarial Officer of Continental Western Group & Berkley Agribusiness Risk Specialists from 2012 to 2017.

Robert L. Link	61
Senior Vice President-Chief Administrative Officer and Assistant Secretary of the Company and Senior Vice President-Chief Administrative Officer and Corporate Secretary of Employers Mutual since 2018. Senior Vice President and Assistant Secretary of the Company and Senior Vice President and Corporate Secretary-Administration of Employers Mutual from 2012 through 2017. Vice President of the Company from 2007 to 2012 and Vice President and Corporate Secretary-Administration of Employers Mutual from 2005 to 2012. He has been employed by Employers Mutual since 1977.

Mick A. Lovell	56
Executive Vice President-Operations of the Company and Employers Mutual since 2018. Executive Vice President for Corporate Development of the Company and Employers Mutual from 2015 through 2017. Senior Vice President for Corporate Development of the Company and Employers Mutual from 2014 to 2015. Vice President of the Company and Vice President-Business Development of Employers Mutual from 2011 to 2014.  Assistant Vice President of the Company and Assistant Vice President-Director of Product Management of Employers Mutual from 2003 to 2011. He has been employed by Employers Mutual since 2003.

Elizabeth A. Nigut	49
Senior Vice President-Chief Human Resources Officer of the Company and Employers Mutual since 2018. Senior Vice President of the Company and Senior Vice President-Human Resources of Employers Mutual from 2014 through 2017. Vice President of the Company and Vice President-Human Resources of Employers Mutual from 2010 to 2014.  She has been employed by Employers Mutual since 2010.

Larry W. Phillips	65
Senior Vice President-Chief Field Officer of the Company and Employers Mutual since 2018. Senior Vice President-Business Development of the Company and Employers Mutual from 2015 through 2017. Vice President-Underwriting of Employers Mutual from 2013 to 2015. He has been employed by Employers Mutual since 2012.

Mark E. Reese	61
Senior Vice President and Chief Financial Officer of the Company and of Employers Mutual since 2004.  Vice President of the Company and Employers Mutual from 1996 to 2004 and has been Chief Financial Officer of the Company and Employers Mutual since 1997.  He has been employed by Employers Mutual since 1984.

Lisa A. Simonetta	59
Senior Vice President-Chief Claims Officer of the Company and Employers Mutual since 2018. Senior Vice President-Claims of the Company and Employers Mutual from 2013 through 2017.  Vice President Claims-Legal of the Company and Vice President of Employers Mutual from 2002 to 2013. She has been employed by Employers Mutual since 1992.

Sanjeev K. Singh	49
Senior Vice President-Chief Information Officer of the Company and Employers Mutual upon his hiring in 2018. Prior to joining Employers Mutual he was Chief Information Officer of Fidelity & Guaranty Life from 2013 to 2018.

Todd A. Strother	50
Senior Vice President-Chief Legal Officer and Secretary of the Company and Senior Vice President-Chief Legal Officer of Employers Mutual since 2018. Vice President-General Counsel and Secretary of the Company and Vice President-General Counsel of Employers Mutual from 2016 through 2017.  Prior to joining Employers Mutual he was an attorney and shareholder with Bradshaw, Fowler, Proctor & Fairgrave, P.C. from 1999 to 2016.

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
The reinsurance business is also highly cyclical and competitive.  Employers Mutual, in writing reinsurance business through its HORAD operation, competes in the global reinsurance market with numerous reinsurance companies, many of which have substantially greater financial resources.  Competition for reinsurance business is based on many factors, including the perceived financial strength of the reinsurer, industry ratings, stability in products offered and licensing status.  There is a segment of the market that favors large, highly-capitalized reinsurance companies who are able to provide “mega” line capacity for multiple lines of business.  Employers Mutual faces the risk of ceding companies becoming less interested in diversity and spread of reinsurance risk in favor of having fewer, highly-capitalized reinsurance companies on their program.  If Employers Mutual loses reinsurance business to its competitors, the amount of business ceded to the Company's reinsurance subsidiary under the quota share agreement could decline and the Company’s financial condition and results of operations could be materially and adversely affected.
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
The Company's insurance operations expose the Company to claims arising out of catastrophic events. Common catastrophic events include tornadoes, wind and hail storms, hurricanes, earthquakes, fires (including wildfires), explosions and severe winter storms.  If changing climate conditions result in an increase in the frequency or severity of weather-related losses, the Company could experience additional losses from catastrophic events and destructive weather patterns. High levels of catastrophe and storm losses could lead to changes in the reinsurance programs protecting the Company (including the reinsurance coverage provided by Employers Mutual to the Company’s property and casualty insurance subsidiaries and the reinsurance subsidiary). These changes could include increases in the amount of losses retained, increased pricing and decreased availability of catastrophe reinsurance protection.  Examples of such changes include increases in the pool participants’ retention amounts on ceded contracts covering the pool business, and increases in the amount of losses retained by the property and casualty insurance subsidiaries and the reinsurance subsidiary under the inter-company reinsurance programs.  Future increases in the cost of reinsurance protection, and/or the amount of catastrophe and storm losses retained, could materially adversely affect the Company’s business, financial condition or results of operations.

The pool participants currently conduct business in all 50 states and the District of Columbia, with a large portion of business in the Midwest.  The occurrence of catastrophes, or other conditions affecting losses in this region, could adversely affect the Company’s business, financial condition or results of operations.
In 2018, 68 percent of the pool participant’s direct premiums written were generated through ten Midwest branch offices, with 11 percent of the direct premiums written generated in Iowa.  While the pool participants actively manage their exposure to catastrophes through their underwriting process and the purchase of third-party reinsurance, a single catastrophic occurrence, destructive weather pattern, changing climate conditions, general economic trend, terrorist attack, regulatory development or any other condition affecting the states in which the pool participants conduct substantial business could materially adversely affect the Company’s business, financial condition or results of operations.  Moreover, the Company’s revenues and profitability are affected by the prevailing regulatory, economic, demographic, competitive and other conditions in these states.  Changes in any of these conditions could make it more costly or more difficult for the pool participants to conduct their business.  Adverse regulatory developments in these states could include reductions in the maximum rates permitted to be charged, restrictions on rate increases, or fundamental changes to the design or operation of the regulatory framework, and any of these could have a material adverse effect on the Company’s business, financial condition or results of operations.
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
The Company had fixed maturity investments with a fair value of $1.3 billion at December 31, 2018 that are subject to:

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

The Company’s fixed maturity investment portfolio includes mortgage-backed securities.  As of December 31, 2018, mortgage-backed securities constituted approximately 19.2 percent of the fixed maturity portfolio.  As with other fixed maturity investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment.  Changes in interest rates can expose the Company to prepayment risks on these investments.  In periods of declining interest rates, mortgage prepayments generally increase and mortgage-backed securities are paid more quickly, requiring the Company to reinvest the proceeds at the then current market rates.
The Company’s common stock equity portfolio, with a fair value of $191.1 million as of December 31, 2018, is subject to economic loss from a decline in market prices.  The Company invests in publicly traded companies listed in the United States with large market capitalizations.  An adverse development in the stock market, or one or more securities that the Company invests in, could adversely affect its capital position. The Company is currently invested in a limited partnership that is designed to help protect the Company from significant monthly downside price volatility in the equity markets. However, this type of protection may be discontinued in the future depending on market conditions and/or the cost of the protection.
The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for fixed maturity and equity securities.  Unexpected volatility or illiquidity in the markets in which the Company holds securities could reduce its liquidity and stockholders’ equity.  To mitigate these risks, the Company’s insurance and reinsurance subsidiaries are able to borrow funds on a short-term basis from Employers Mutual under an Inter-Company Loan Agreement.
The Company relies on Employer Mutual’s information technology and telecommunication systems, and the disruption or failure of these systems, or the compromise of the security of the systems that results in the misuse of confidential information, could materially and adversely affect its business.
The Company’s business is highly dependent upon the successful and uninterrupted functioning of the information technology and telecommunications systems of Employers Mutual and its third-party vendors.  The Company relies on the capacity, reliability and security of these systems to process new and renewal business, provide customer service, process and pay claims, and facilitate collections and cancellations.  These systems also enable the performance of actuarial and other modeling functions necessary for underwriting and rate development and establishing and evaluating reserves.  Despite security measures in place, the information technology systems could be vulnerable to computer malware or viruses, unauthorized access, or other cyber attacks that could disrupt the systems.  The failure or disruption of these systems could interrupt the Company’s operations and result in financial loss through remediation costs, reduced ability to underwrite and process new and renewal business, pay claims in a timely manner and provide customer service.
A security incident of information technology systems that results in the misuse or misappropriation of confidential information could expose Employers Mutual to litigation or regulatory actions, or damage Employers Mutual’s reputation.  Any legal or other expenses resulting from the misuse of confidential information would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.
Employers Mutual maintains insurance on its real property and other physical assets, including cyber insurance that may compensate Employers Mutual for losses that occur due to disruptions in service as a result of a computer, data processing or telecommunication systems failure, though this insurance may not necessarily compensate Employers Mutual for all losses resulting from covered events.  Employers Mutual would retain the risks from disruptions in computer processing and telecommunications services above the limits of such coverage. Employers Mutual has implemented a variety of controls to mitigate these risks including, but not limited to, off-site back-up and redundant processing capabilities, access restrictions to confidential customer data, and documented plans for resuming operations upon the occurrence of an event.  A portion of any losses resulting from the failure or disruption of Employers Mutual’s information technology and telecommunication systems, not covered by insurance, would be shared by all users of the systems, including the Company and its subsidiaries, and such losses could be significant.
The failure or material delay of Employers Mutual's digital transformation project could materially and adversely affect the Company’s business and competitive position.
Employers Mutual has recently undertaken a digital transformation project, which involves the integration of digital technology into all areas of the business, not just Information Technology. The goals of this project are to 1) establish a digital-ready workforce, 2) increase investment in digital technologies and 3) position EMC to accelerate the design, build and adoption of digital business platforms. When completed, digital transformation will help strengthen EMC's ability to deliver quicker solutions, while simultaneously reducing enterprise risks related to data and systems. This project will take several years to complete. Failure or material delay of this project could impact the Company's ability to interact with agents and policyholders, which could affect the Company's business and competitive position, and could have a material adverse impact on the Company's results of operation.

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
The Company’s reinsurance subsidiary, which operates under a quota share reinsurance agreement with Employers Mutual, generated 22 percent of the Company’s net premiums earned in 2018.  Under the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual (subject to certain limited exceptions).  The reinsurance subsidiary also has in place an inter-company reinsurance program with Employers Mutual. The reinsurance subsidiary primarily relies on these agreements and on Employers Mutual for its business.  If Employers Mutual terminates or otherwise seeks to modify these agreements, the reinsurance subsidiary may not be able to enter into similar arrangements with other companies and may be adversely affected.
Through the quota share reinsurance agreement, the reinsurance subsidiary assumes the voluntary reinsurance business written directly by Employers Mutual with unaffiliated insurance companies, and the reinsurance business assumed by Employers Mutual from Mutual Re, a voluntary underwriting association of property and casualty insurers in which Employers Mutual participates.  If Employers Mutual or the other participants of Mutual Re discontinue or reduce the assumption of property and casualty risks, the reinsurance subsidiary could be adversely affected.  In connection with the risks assumed from Mutual Re, officers of the reinsurance subsidiary and Employers Mutual have reviewed the relevant underwriting policies and procedures, however, no officer of the reinsurance subsidiary directly reviews such risks assumed at the time of underwriting. If Employers Mutual or Mutual Re are unable to sell reinsurance at adequate premium rates, or were to have poor underwriting experience, the reinsurance subsidiary could be adversely affected. In addition, since Mutual Re is structured on a joint liability basis, Employers Mutual, and therefore the Company’s reinsurance subsidiary, would be obligated with respect to the proportionate share of risks assumed by the other participants in the event they were unable to perform. The failure of the other Mutual Re participants to perform could have a material adverse effect on the Company’s financial condition or results of operations.
Changes in key assumptions or a deterioration in the debt and equity markets could lead to an increase in Employers Mutual’s employee benefit plans' costs and a decline in the funded status, which could have a material adverse effect on the Company’s financial condition and/or results of operations.
Employers Mutual's employee benefit plans' costs and funded status reflect the use of key assumptions regarding the discount rate, the expected long-term rate of return on plan assets, and (for pension plans only) the interest credit rate and the rate of future compensation increases. Changes in these assumptions could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. In addition, large declines in the fair value of the assets held in the plans could result in a significant decrease in the plans’ funded status and increase the future net periodic costs associated with these plans. A decrease to the plans' funded status could require Employers Mutual to make significant contributions to its employee benefit plans to maintain adequate funding levels, and the Company would be responsible for its share of these contributions under the pooling agreement.  The occurrence of these events could have a material adverse effect on the Company’s financial condition and/or results of operations.
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

The reinsurance subsidiary assumes and cedes some selected reinsurance business through the quota share agreement in connection with “fronting” activities initiated by Employers Mutual. Under these arrangements, an agreed upon percentage of the selected assumed business is ceded to other reinsurer(s) on a pro rata basis. In addition, the reinsurance subsidiary purchases additional reinsurance protection from external parties.
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

Other Regulations.    The Company must also comply with laws and regulations involving, among other things:

•	disclosure, and in some cases prior approval, of transactions between members of an insurance holding company system;

•	acquisition or disposition of an insurance company, or of any company controlling an insurance company;

•	involuntary assignments of high-risk policies, participation in reinsurance facilities and underwriting associations, and assessments and other governmental charges;

•	producer appointment, licensing and background investigations;

•	use of non-public consumer information and related privacy issues; and

•	use of credit history in underwriting and rating.
These laws and regulations could adversely affect the Company’s profitability.
The Company cannot provide any assurance that states will not make existing insurance laws and regulations more restrictive in the future, or enact new restrictive laws.
From time to time, the United States Congress and certain federal agencies investigate the current condition of the insurance industry to determine whether federal regulation is necessary. The Company closely monitors these activities through its membership in various organizations.  In particular, our trade organizations are working to monitor and shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority, and to promote accident avoidance and accident prevention technology. The Company is unable to predict whether, or to what extent, new laws and regulations that could affect its business will be adopted in the future, the timing of any such adoption and what effects, if any, they may have on its business, financial condition or results of operations.
The Company's assumed reinsurance business from international sources could decline from the European Union's Solvency II, Brexit or other international regulatory changes.
Solvency II came into effect in the European Union (EU) on January 1, 2016. Solvency II requires that in order for insurers and reinsurers outside of the EU to conduct business in the European market, their country of domicile regulatory system must be deemed equivalent. The U.S. regulatory system was not deemed equivalent, so trade negotiations began.
On January 13, 2017, the U.S. and the EU announced they had completed negotiation of a "Bilateral Agreement between the European Union and the United States of America on Prudential Measures Regarding Insurance and Reinsurance" (the "Covered Agreement"). The U.S. signed the Covered Agreement on September 22, 2017, and the agreement was approved by the EU in March 2018.
Employers Mutual was approved to conduct reinsurance business by the regulatory regimes in Germany and Belgium in November 2018 based on the terms of the Covered Agreement.
The U.S. Department of the Treasury and the Office of the U.S. Trade Representative signed a Covered Agreement between the U.S. and the United Kingdom (UK) on December 18, 2018. This is an important step in maintaining regulatory certainty and market continuity as the UK prepares to leave the EU.  The parties plan to bring this Covered Agreement into force once the UK is no longer subject to the U.S.’s Covered Agreement with the EU, and domestic processes are complete.
Management of the reinsurance subsidiary continues to monitor all regulatory developments which could affect the Company's financial condition or results of operations.
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
Management believes that one of the reasons independent agents and insureds prefer to purchase insurance from the pool participants, team members choose Employers Mutual as a place of employment, and vendors choose to do business with Employers Mutual is the reputation EMC Insurance Companies has built over 107 years. To be successful in the future, management must continue to preserve, grow, and leverage the value of EMC Insurance Companies reputation. Reputational value is based in large part on perceptions. While reputations may take decades to build, any negative incidents can quickly erode trust and confidence, particularly if they result in adverse mainstream and social media publicity, governmental investigations, or litigation. Those types of incidents could have an adverse impact on perceptions and lead to tangible adverse effects on the Company's business, including loss of trust, loss of premium, loss of accounts, loss of agency contracts, or team member retention and recruiting difficulties.

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
The Company does not employ any staff to conduct its operations, nor does the Company own or lease any facilities or information technology systems necessary for its operations.  As a result, the Company is totally dependent on Employers Mutual’s employees, facilities and information technology systems to conduct its business. There are no agreements in place that obligate Employers Mutual to provide the Company with access to its employees, facilities or information technology systems.  In addition, the Company does not have any employment agreements with its executive officers, all of whom are employed by Employers Mutual.  These arrangements make it unlikely that anyone could acquire control of the Company or replace its management unless Employers Mutual was in favor of such action. Any of these arrangements could diminish the value of the Company’s common stock.
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
As a holding company, the Company relies primarily on dividends from its subsidiaries as a source of funds to meet its corporate obligations and pay dividends to its stockholders.  Payment of dividends by the Company’s subsidiaries is subject to regulatory restrictions, and depends on the surplus position and/or operating performance of its subsidiaries.  The maximum amount of dividends that the Company’s subsidiaries can pay it in 2019 without prior regulatory approval is approximately $48.0 million.  In addition, state insurance regulators have broad discretion to limit the payment of dividends by the Company’s subsidiaries in the future.  The ability of its subsidiaries to pay dividends to it may be further constrained by business and regulatory considerations, such as the impact of dividends on surplus, competitive position and the amount of premiums that can be written.
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

Risks Relating to the Company’s Common Stock
The Company's financial results could be negatively affected as a result of the proposal received from Employers Mutual to purchase all of the Company's outstanding common stock that it does not currently own, and the price of the Company's common stock could decline significantly if a transaction is not completed.
On November 15, 2018, Employers Mutual submitted a non-binding indicative proposal to the Company to purchase all of the Company's outstanding common stock that it does not currently own for $30 per share. The proposal is subject to a non-waivable condition requiring approval of the transaction by a majority of the shares not owned by Employers Mutual or Employers Mutual's directors or executive officers. The board has formed a special committee composed of independent directors to consider the proposal, and the special committee has hired independent legal and financial advisors to assist in its evaluation of the proposal. To date, no decision has been made with respect to the Company's response to the proposal. The Company cannot guarantee that the proposal will result in a definitive proposal to purchase the Company's common stock, or that any definitive agreement reached between the Company and Employers Mutual will be approved by a majority of the minority shareholders. The Company has incurred, and will continue to incur, expenses associated with the proposal, and those expenses could be significant. Actions that the Company (including any of its officers or directors) has taken, or may take, in response to the proposal, or the existence of potential or actual conflicts of interest, may result in litigation against the Company. If such litigation materializes, it may be a significant distraction for the Company's management and board, and may result in significant costs. If a transaction is not completed, the price of the Company's common stock could decline, and that decline could be significant.
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
The Company does not have any lease agreements, but Employers Mutual has entered into leases for 16 branch and service office facilities. The Company’s home office, which also serves as the home office of Employers Mutual, is located in four office buildings in Des Moines, Iowa, all of which are owned by Employers Mutual.  Employers Mutual also owns office buildings in which the Milwaukee and Lansing branch offices operate.
Rent expense is allocated to the Company's property and casualty insurance segment through the pooling agreement and to the Company's reinsurance segment through the quota share agreement. A small amount of rent expense is allocated to the Company's insurance agency based on the space utilized by that operation.

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
The Company’s common stock trades on the Global Select Market tier of The Nasdaq Stock Market under the symbol EMCI. On February 20, 2019, there were 600 registered holders of the Company’s common stock.

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

	2013	2014	2015	2016	2017	2018
EMC Insurance Group Inc	$100.00	$119.36	$131.66	$160.82	$158.44	$182.09
Nasdaq Composite Index	100.00	114.62	122.81	133.19	172.11	165.84
Peer Group Index	100.00	102.72	120.19	153.10	159.64	164.57

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended December 31, 2018:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
10/1/18 - 10/31/18	33	$24.15	—	$18,456
11/1/18 - 11/30/18	955	31.28	—	18,456
12/1/18 - 12/31/18	37	32.38	—	18,456
Total	1,025	$31.09	—
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

ITEM 6.	SELECTED FINANCIAL DATA

	Year ended December 31,
($ in thousands, except share and per share amounts)	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
INCOME STATEMENT DATA
Premiums earned	$645,183	$607,158	$592,408	$570,266	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011
Net investment income	47,637	45,479	47,490	45,582	46,465	43,022	44,145	46,111	49,489	47,759
Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments	(41,252)	6,556	4,074	6,153	4,349	8,997	8,017	9,303	3,869	17,922
Other income (loss)	9,159	4,764	5,820	7,715	9,673	469	(952)	633	(248)	(1,037)
Total revenues	660,727	663,957	649,792	629,716	601,209	567,994	510,056	472,449	442,232	448,655
Losses and expenses	675,403	624,141	586,585	558,060	560,302	507,141	458,423	483,441	399,783	387,228
Income (loss) before income tax expense (benefit)	(14,676)	39,816	63,207	71,656	40,907	60,853	51,633	(10,992)	42,449	61,427
Income tax expense (benefit)	(7,208)	578	17,004	21,494	10,915	17,334	13,667	(8,255)	11,100	16,770
Net income (loss)	$(7,468)	$39,238	$46,203	$50,162	$29,992	$43,519	$37,966	$(2,737)	$31,349	$44,657

Net income (loss) per common share - basic and diluted:	$(0.35)	$1.84	$2.20	$2.43	$1.48	$2.22	$1.96	$(0.14)	$1.60	$2.25

Premiums earned by segment:
Property and casualty insurance	$495,447	$472,369	$456,467	$447,197	$422,381	$392,719	$357,139	$321,649	$305,647	$308,079
Reinsurance	149,736	134,789	135,941	123,069	118,341	122,787	101,707	94,753	83,475	75,932
Total	$645,183	$607,158	$592,408	$570,266	$540,722	$515,506	$458,846	$416,402	$389,122	$384,011

BALANCE SHEET DATA
Total assets	$1,685,478	$1,681,940	$1,588,813	$1,535,955	$1,497,820	$1,374,501	$1,290,709	$1,224,031	$1,182,006	$1,159,997
Stockholders' equity	$565,782	$603,846	$553,342	$524,938	$502,886	$455,210	$401,209	$352,341	$362,853	$336,627

	Year ended December 31,
($ in thousands, except share and per share amounts)	2018	2017	2016	2015	2014	2013	2012	2011	2010	2009
OTHER DATA
Average return on equity	(1.3)%	6.8%	8.6%	9.8%	6.3%	10.2%	10.1%	(0.8)%	9.0%	14.5%
Book value per share	$26.18	$28.14	$26.07	$25.26	$24.72	$22.81	$20.72	$18.24	$18.71	$17.11
Dividends paid per share	$0.89	$0.85	$0.78	$0.69	$0.63	$0.57	$0.54	$0.51	$0.49	$0.48
Property and casualty insurance subsidiaries' aggregate pool percentage	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%	30.0%
Reinsurance subsidiary's quota share percentage	100%	100%	100%	100%	100%	100%	100%	100%	100%	100%
Closing stock price	$31.85	$28.69	$30.01	$25.30	$23.64	$20.41	$15.92	$13.71	$15.10	$14.34
Net investment yield (pre-tax)	3.31%	3.25%	3.53%	3.55%	3.81%	3.80%	4.17%	4.49%	4.89%	4.87%
Cash dividends to closing stock price	2.8%	3.0%	2.6%	2.7%	2.7%	2.8%	3.4%	3.7%	3.2%	3.3%
Common shares outstanding	21,615,105	21,455,545	21,222,535	20,780,439	20,344,409	19,958,980	19,364,127	19,313,387	19,391,517	19,671,722
Statutory trade combined ratio	103.0%	101.7%	97.3%	96.8%	101.6%	97.5%	99.0%	115.6%	102.1%	100.3%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 77 percent of consolidated premiums earned in 2018.  The Company’s three property and casualty insurance subsidiaries and two subsidiaries of Employers Mutual (Union Insurance Company of Providence and EMC Property & Casualty Company) are parties to a pooling agreement with Employers Mutual. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective each year from January 1 through June 30, and has a retention of $22.0 million and a limit of $24.0 million. The total cost of this treaty was approximately $6.0 million in 2018. The second treaty is effective each year from July 1 through December 31, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty was approximately $1.4 million in 2018. The terms of these treaties were the same in 2017 and 2016, with the exceptions of the retention amount contained in the treaty covering the first half of the year, which was $20.0 million in each of those years, and the costs, which totaled approximately $6.3 million during the first half of 2016 and $1.5 million during the second half of 2016. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $5.2 million, $19.2 million and $7.5 million in 2018, 2017 and 2016, respectively. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
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
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 23 percent of consolidated premiums earned in 2018.  The Company’s reinsurance subsidiary is party to a quota share agreement and an inter-company reinsurance program with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The inter-company reinsurance program in place with Employers Mutual covers both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement, and consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty was approximately $1.6 million, $1.7 million and $2.0 million in 2018, 2017 and 2016, respectively. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty was approximately $3.6 million, $3.2 million and $3.2 million in 2018, 2017 and 2016, respectively. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. With the exception of the costs, the terms of the program were the same in all three years presented. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $(4.6) million in 2018, $16.8 million in 2017 and $(467,000) in 2016. Much of the negative amount for 2018 is attributed to the reinsurance subsidiary recovering losses under external reinsurance purchased in 2017 to provide additional protection in peak exposure territories (see following paragraph). In accordance with the co-participation provision of the inter-company reinsurance program, the reinsurance subsidiary retained 20 percent of this recovery, with the balance ceded to Employers Mutual.

The reinsurance subsidiary purchases additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program. The net cost of this external reinsurance protection was approximately $6.0 million, $5.6 million and $3.5 million in 2018, 2017 and 2016, respectively. During 2018, the reinsurance subsidiary recovered $5.2 million from external parties. No recoveries were made from external parties in 2017 or 2016.
The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from Mutual Re, which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by Mutual Re are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share agreement and the inter-company reinsurance program, as well as the purchase of the reinsurance protection from external parties, give rise to inter-company balances with Employers Mutual, which are generally settled during the month following the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.

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
Insurance pricing has historically been cyclical in nature. Periods of excess capital and increased competition encourage price reductions and liberal underwriting practices (referred to as a soft market) as insurance companies compete for market share, while attempting to cover the inevitable underwriting losses from these actions with investment income. A prolonged soft market generally leads to a reduction in the adequacy of capital in the insurance industry. To cure this condition, underwriting practices are tightened, premium rate levels increase and competition subsides as companies strive to strengthen their balance sheets (referred to as a hard market). At the end of 2013, premium rate level increases were beginning to decline, after increasing consistently during the three previous years. This trend of declining premium rate increases continued through 2017, with 2017 premium rates overall being essentially flat. Rates increased modestly during 2018, and the outlook for 2019 is that the Company's overall premium rate level will continue to increase slightly.
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
The Company closely monitors the activities of state legislatures, the United States Congress and federal and state agencies through its membership in various organizations.  In particular, our trade organizations are working to monitor and shape the activities of the Federal Insurance Office as it continues to evolve and exercise its authority, and to promote accident avoidance and accident prevention technology.

MANAGEMENT ISSUES AND PERSPECTIVES
Exit from personal lines business
On October 29, 2018, the Company and Employers Mutual, its parent company, announced that they had made a strategic decision to exit personal lines business so that more time and resources could be dedicated to the commercial and reinsurance business. At the time of the announcement, personal lines premiums written comprised approximately six percent of the Company's total premiums written. The companies stopped writing personal lines policies in the first quarter of 2019, and all personal lines business is expected to roll off the companies' books by the end of the first quarter of 2020. During 2019, premiums earned for personal lines business will decline significantly, but the companies will continue to process claims and incur expenses to support this business. In addition, approximately 80 employees who spent a portion of their time supporting the personal lines operation (equivalent to approximately 40 full time employees) will be retained after the exit from personal lines is completed. This will place additional pressure on the acquisition expense ratio during the next few years until growth in commercial lines business replaces the discontinued personal lines business. During the fourth quarter of 2018, the Company incurred approximately $967,000 of expense associated with severance costs and the write-off of personal lines software currently in development. During 2019, the Company expects to incur approximately $914,000 in additional severance costs. In addition, the amortization of personal lines software currently in use will be accelerated over the transition period, which is expected to be approximately 18 months.

Proposal to purchase all of the Company's outstanding common stock
On November 20, 2018, the Company announced receipt of a non-binding indicative proposal dated November 15, 2018 from Employers Mutual to purchase all the outstanding common stock of the Company not already owned by Employers Mutual, and the formation of a special committee of the Company's board of directors to consider the proposal. The proposal, which is subject to certain conditions, provides that the shares will be purchased at a price of $30 per share in cash. The special committee, which consists of the Company's four independent directors, has retained its own independent financial and legal advisors to assist it in considering the proposal. Management has worked diligently to provide the financial advisors of both Employers Mutual and the Company with the information requested to perform their duties. There can be no assurance that any definitive agreement will be finalized and executed or that the proposal transaction or any other transaction will be approved or consummated.

Digital Transformation
EMC currently has core legacy insurance systems that are built around the traditional insurance model in a pre-digital aged architecture. The systems operate within several functional silos, which makes it difficult to share data and create a unified customer experience. During 2018, management undertook a digital transformation project that will guide the design, build and deployment of a new "EMC Digital Business Platform". This digital platform will consist of new core insurance systems, such as policy, rating, billing, claims, agent portal, customer portal, and an agency distribution management system.  These new systems, together with some enhanced systems, will replace the company's current legacy systems. EMC will also adopt cloud technology, and integrate and configure vendor purchased systems. Previously, all core systems were built in-house. This project will take several years to complete, and will require a significant amount of resources.

Equity portfolio market risk
Approximately 13.9 percent of the Company’s investment portfolio is invested in equity securities. At December 31, 2018, net unrealized investment gains on the equity portfolio totaled $43.4 million, representing $2.01 per share of the Company's December 31, 2018 book value of $26.18 per share. At December 31, 2017, net unrealized investment gains on the equity portfolio totaled $66.2 million, and represented $3.09 per share of the Company's December 31, 2017 book value of $28.14 per share. To help protect the Company from a sudden and significant decline in the value of its equity portfolio, management began investing in a limited partnership during the first quarter of 2014 to implement and maintain an equity tail-risk hedging strategy. This hedging strategy is designed to help protect the Company from significant monthly downside price volatility in the equity markets. Although the equity markets were volatile in December, the volatility was spread over an extended time period and the equity markets were down by less than 10 percent, which is the level at which the hedge generally begins to perform. As a result, the hedge provided very little protection in 2018. By maintaining this hedging strategy, management is able to reduce the level of risk contained in the Company’s financial statements without reducing the size of the equity portfolio. While there is a cost associated with this protection, management views this cost similar to the cost of an insurance policy. The cost of the hedging strategy is equal to the decline in the carrying value of the limited partnership that the Company invests in to maintain the strategy, and is reported as a realized investment loss in the Company's financial statements. The decline in the carrying value of the limited partnership primarily reflects the cost of hedging contracts that expired without value during the year, but also includes changes in the value of contracts that were still in effect at year-end.

Realized investment losses
During the fourth quarter of 2018, management elected to recognize $11.9 million of losses on the Company's fixed maturity portfolio to take advantage of a 14 percent tax differential that could be realized by carrying these losses back to a previous tax year subject to the prior 35 percent tax rate. This resulted in a $1.7 million tax benefit for the Company. In addition, management was able to reinvest the proceeds from the sales into fixed maturity securities with similar characteristics at a higher book yield.

Premium rate levels
Premium rate level increases have slowed over the past several years due to increased competition resulting from excess capital in the insurance industry. During this time, management has worked diligently with the sixteen branch offices to stress the importance of achieving modest, but consistent, commercial lines rate level increases whenever possible. These efforts have been successful, as the Company has been able to achieve modest rate level increases during the past five years. Premium rate levels for most commercial lines of business are projected to increase moderately on an industry-wide basis in 2019, and management currently expects the Company's overall rate level to remain steady or increase slightly in 2019. Management will continue to work with the branch offices to ensure that all opportunities for additional rate level increases are pursued.

Commercial auto line of business
The Company, like most of the insurance industry, continues to experience high levels of claims frequency and severity in the commercial auto line of business. The commercial auto line of business represents approximately 28 percent of the property and casualty insurance segment's commercial business; therefore, improving profitability is a top priority for management. Management continues to devote a significant amount of resources to the intensive, multi-year Accelerate Commercial Auto Profitability project that was implemented in 2016, which has a goal of returning this line of business to profitability. There are indications that the action plans developed by each of the eight teams charged with returning this line of business to profitability are beginning to take effect.

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
Premiums Written Assumed From Affiliates and Premiums Written Assumed From Nonaffiliates. For the property and casualty insurance segment, premiums written assumed from affiliates and nonaffiliates reflects the property and casualty insurance subsidiaries’ aggregate 30 percent participation interest in 1) the total direct premiums written by all the participants in the pooling arrangement, and 2) the involuntary business assumed by the pool participants pursuant to state law, respectively. For the reinsurance segment, premiums written assumed from nonaffiliates reflects the reinsurance business assumed through the quota share agreement (including “fronting” activities initiated by Employers Mutual) and reinsurance business assumed outside the quota share agreement. See note 3 of Notes to Consolidated Financial Statements. Management uses premiums written assumed from affiliates and nonaffiliates, which excludes the impact of premiums written ceded to reinsurers, as a measure of the underlying growth of the Company’s insurance business from period to period.
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

Underlying Loss and Settlement Expense Ratio. Management uses certain non-GAAP financial measures for evaluating the Company’s performance. These measures are considered non-GAAP financial measures under applicable Securities and Exchange Commission (SEC) rules because they are not displayed as separate line items in the consolidated financial statements or are not required to be disclosed in the notes to financial statements or, in some cases, include or exclude certain items not ordinarily included or excluded in the most comparable GAAP financial measure. The Company’s calculation of non-GAAP financial measures may differ from similar measures used by other companies, so investors should exercise caution when comparing the Company’s non-GAAP financial measures to the measures used by other companies. In this report, a non-GAAP financial measure known as the "underlying loss and settlement expense ratio" is utilized in describing the Company's results of operations with respect to the property and casualty insurance segment. The most directly comparable GAAP financial measure is reconciled to this non-GAAP financial measure under "Results of Operations" section later in this discussion.
The underlying loss and settlement expense ratio represents the loss and settlement expense ratio, excluding the impact of catastrophe and storm losses and development on prior years’ reserves. Management uses this ratio as an indicator of the property and casualty insurance segment’s underwriting discipline and performance for the current accident year. Management believes this ratio is useful for investors to understand the property and casualty insurance segment’s periodic earnings and variability of earnings caused by the unpredictable nature (i.e., the timing and amount) of catastrophe and storm losses and development on prior years’ reserves. While this measure is consistent with measures utilized by investors and analysts to evaluate performance, it is not intended as a substitute for the GAAP financial measure of loss and settlement expense ratio.
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
In the reinsurance segment, Employers Mutual records the case and IBNR loss reserves reported by the ceding companies for the Home Office Reinsurance Assumed Department ("HORAD") book of business. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve, which is based on an actuarial reserve analysis, to cover a lag in reporting. For Mutual Re, Employers Mutual records the case and IBNR loss reserves reported to it by the management of the association, along with a relatively small IBNR loss reserve to cover a one-month reporting lag. The booking of the lag IBNR loss reserve may be suspended, and negative bulk IBNR loss reserves may be established, during periods when the actuarial reviews indicate Mutual Re's carried reserves are more than adequate to cover its liabilities. To verify the adequacy of the reported reserves, an actuarial evaluation of Mutual Re’s reserves is performed at each year-end.
Property and Casualty Insurance Segment
Following is a summary of the carried loss and settlement expense reserves for the property and casualty insurance segment at December 31, 2018 and 2017.

	December 31,
($ in thousands) Line of business	2018	2017
Commercial lines:
Automobile	$128,130	$118,666
Property	41,886	37,477
Workers' compensation	166,890	156,632
Liability	180,992	173,394
Other	2,791	3,410
Total commercial lines	520,689	489,579

Personal lines	11,223	13,285
Total property and casualty insurance segment	$531,912	$502,864

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
As previously noted, ultimate loss and allocated settlement expense amounts expected to be incurred are established by accident year and line of business. The amount of IBNR loss and allocated settlement expense reserves carried at each reporting date is determined by subtracting the amounts incurred to date from the ultimate estimated incurred amounts.
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
As previously noted, one assumption underlying the reserve estimation process is that the inflation trends implicitly built into the historical loss and allocated settlement expense development patterns will continue into the future. To estimate the sensitivity of the estimated ultimate loss and allocated settlement expense payments to an unexpected change in inflationary trends, the actuarial department derived expected payment patterns separately for each major line of business. These patterns were applied to the December 31, 2018 loss and allocated settlement expense reserves to generate estimated annual incremental loss and allocated settlement expense payments for each subsequent calendar year. Then, for the purpose of sensitivity testing, an explicit annual inflationary variance of one percent was added to the inflationary trend that is implicitly embedded in the estimated payment patterns, and revised incremental loss and settlement expense payments were calculated. This unexpected inflation trend could arise from a variety of sources including a change in economic inflation, social inflation and, especially for the workers’ compensation line of business, the introduction of new medical technologies and procedures, changes in the utilization of procedures and changes in life expectancy. The estimated cumulative impact that this unexpected one percent variance in the inflationary trend would have on the Company’s results of operations over the lifetime of the underlying claims is shown below. A variance in the inflationary trend would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A variance of this type would typically be recognized in loss and settlement expense reserves and, accordingly, would not have a material effect on liquidity because the claims have not been paid. A one percent variance in the projected inflationary trend is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried reserves. The after-tax impact on earnings is calculated using the federal corporate tax rate of 21 percent.

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in the projected inflationary trend
Personal auto liability	$(69)	to	$70
Commercial auto liability	(1,586)	to	1,616
Auto physical damage	(30)	to	26
Workers' compensation	(4,930)	to	5,560
Other liability	(4,954)	to	5,437
Property	(350)	to	360
Homeowners	(16)	to	16

The Company uses standard actuarial methods to produce estimates of ultimate loss ratios by accident year and line of business. Underlying each selection are explicit assumptions regarding the ultimate claim frequency and severity associated with the selected ultimate ratio. As the assumptions are based on estimates made at a specific point in time, it is likely that the ultimate claim frequency and severity experience, and, therefore, the ultimate loss ratio, will vary upwards or downwards from prior estimates. The expected variation will be greater for less mature accident years, and decreases as each accident year ages. This uncertainty is reflected in the unpaid loss estimates underlying the selected estimated ultimate loss ratios, which produce the carried loss reserves. Assuming the unpaid loss estimates are unbiased, the cumulative impact on the Company's results of operations of a one percent variance in the associated carried loss reserves over the lifetime of the underlying claims is shown below. A variance in carried loss reserves would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A one percent variance in the unpaid loss estimates underlying the selected ultimate loss ratio estimates is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried loss reserves. The after-tax impact on earnings is calculated using the federal corporate tax rate of 21 percent.

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in loss reserves
Personal auto liability	$(52)	to	$53
Commercial auto liability	(836)	to	853
Auto physical damage	(14)	to	15
Workers' compensation	(1,064)	to	1,086
Other liability	(1,069)	to	1,090
Property	(330)	to	337
Homeowners	(21)	to	21

Similar to the loss reserving process, the Company uses standard actuarial methods to produce estimates of ultimate ratios by accident year and line of business for allocated settlement expenses. Underlying each selection are explicit assumptions regarding the ultimate claim frequency and settlement expense severity associated with the selected estimated ultimate ratio. As the assumptions are based on estimates made at a specific point in time, it is likely that the ultimate allocated settlement expense ratios will vary upwards or downwards from prior estimates. The expected variation will be greater for less mature accident years, and decreases as each accident year ages. This uncertainty is reflected in the unpaid allocated settlement expense estimates underlying the selected estimated ultimate ratios, which produce the carried allocated settlement expense reserves. Assuming the unpaid allocated settlement expense estimates are unbiased, the cumulative impact on the Company's results of operations of a one percent variance in the associated allocated settlement expense reserves over the lifetime of the underlying claims is shown below. A variance in carried allocated settlement expense reserves would also affect the Company’s financial position in that the Company’s equity would be impacted by an amount equivalent to the change in net income. A one percent variance in the unpaid allocated settlement expense estimates underlying the selected estimated ultimate allocated settlement expense ratios is considered reasonably likely based on the range of actuarial indications developed during the analysis of the property and casualty insurance segment’s carried allocated settlement expense reserves. The after-tax impact on earnings is calculated using the federal corporate tax rate of 21 percent.

($ in thousands) Line of business	After-tax impact on earnings from a one percent variance in allocated settlement expense reserves
Personal auto liability	$(3)	to	$4
Commercial auto liability	(100)	to	102
Auto physical damage	(1)	to	1
Workers' compensation	(94)	to	96
Other liability	(337)	to	343
Property	(28)	to	29
Homeowners	(2)	to	2

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
The property and casualty insurance subsidiaries have exposure to asbestos and environmental claims arising primarily from the other liability line of business.  These exposures are closely monitored by management, and IBNR loss reserves have been established to cover estimated ultimate losses.  The loss and settlement expense reserves associated with asbestos claims have increased each year for the last several years due to continued reporting of new claims at a rate not previously anticipated, as well as updated internal ultimate loss and settlement expense evaluations. In 2018, the settlement expense reserves for asbestos claims were strengthened by $1.5 million. During 2017, a settlement was reached with a former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder.
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

Reinsurance Segment
Following is a summary of the carried loss and settlement expense reserves for the reinsurance segment at December 31, 2018 and 2017.

	December 31,
($ in thousands) Line of business	2018	2017
Pro rata reinsurance	$53,937	$58,087
Excess of loss reinsurance	191,341	171,661
Total reinsurance segment	$245,278	$229,748

The reinsurance book of business is comprised of two major components. The first is HORAD, which includes the reinsurance business assumed by the reinsurance subsidiary through the quota share agreement and the business written directly by the reinsurance subsidiary outside of the quota share agreement. The second is Mutual Re, which is a voluntary reinsurance pool in which Employers Mutual participates with four other unaffiliated insurers.
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

At December 31, 2018, the carried reserves for HORAD and Mutual Re combined were in the upper third of the range of actuarial reserve indications. This selection reflects the fact that there are inherent uncertainties involved in establishing reserves for assumed reinsurance business. Such uncertainties include the fact that a reinsurance company generally has less knowledge than the ceding company about the underlying book of business and the ceding company’s reserving practices. Because of these uncertainties, there is a risk that the reinsurance segment’s reserves for losses and settlement expenses could prove to be inadequate, with a consequential adverse impact on the Company’s future earnings and stockholders’ equity.
At December 31, 2018, there was no backlog in the processing of assumed reinsurance information. Approximately $150.6 million, or 61 percent, of the reinsurance segment’s carried reserves were reported by the ceding companies. Employers Mutual receives loss reserve and paid loss data from its ceding companies on individual excess of loss contracts. If a claim involves a single or small group of claimants, a summary of the loss and claim outlook is normally provided. Summarized data is provided for catastrophe claims and pro rata business, which is subject to closer review if inconsistencies are suspected.
Carried reserves established in addition to those reported by the ceding companies totaled approximately $94.6 million at December 31, 2018. Since many ceding companies in the HORAD book of business do not report IBNR loss reserves, Employers Mutual establishes a bulk IBNR loss reserve to cover the lag in reporting. For the few ceding companies that do report IBNR loss reserves, Employers Mutual carries them as reported. These reported IBNR loss reserves are subtracted from the total IBNR loss reserve calculated by Employers Mutual’s actuaries, with the difference carried as bulk IBNR loss reserves. Except for a negative bulk IBNR loss reserve established by Employers Mutual's actuaries, and a small IBNR loss reserve generally established to cover a one-month lag in reporting, the Mutual Re IBNR loss reserve is established by the management of Mutual Re. Employers Mutual rarely records additional case loss reserves.
Assumed reinsurance losses tend to be reported later than direct losses. This lag is reflected in loss projection factors for assumed reinsurance that tend to be higher than for direct business. The result is that assumed reinsurance IBNR loss reserves as a percentage of total reserves tend to be higher than for direct loss reserves. IBNR loss reserves totaled $108.9 million and $103.1 million at December 31, 2018 and 2017, respectively, and accounted for approximately 44 percent and 45 percent, respectively, of the reinsurance segment’s total loss and settlement expense reserves. IBNR loss reserves are, by nature, less precise than case loss reserves. A five percent change in IBNR loss reserves at December 31, 2018 would equate to $4.3 million, net of tax, which represents 56.9 percent of the net loss reported for 2018 and 0.8 percent of stockholders’ equity.
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

The after-tax impact on the Company’s earnings, calculated using the federal corporate tax rate of 21 percent, under each scenario is as follows:

	Reinsurance segment
($ in thousands)	Mutual Re			HORAD
(1) One percent variance in case loss reserve adequacy from the level anticipated in the incurred loss projection factors	$(126)	to	$129	$(1,579)	to	$1,611

(2) One percent variance in the implicit annual claims inflation rate	(618)	to	683	(5,589)	to	6,193

(3) One percent variance in IBNR losses from the level anticipated in the loss projection factors	(54)	to	54	(833)	to	833

(4) One percent variance in the expected loss ratios used with the Bornhuetter-Ferguson method	(48)	to	48	(1,110)	to	1,110

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
Employers Mutual’s actuarial department annually reviews the Mutual Re reserves for reasonableness. These analyses use a variety of actuarial techniques, which are applied at a line-of-business level. Mutual Re staff supplies the reserve analysis data, which is verified for accuracy by Employers Mutual’s actuaries. This review process is replicated by certain other Mutual Re member companies, using actuarial techniques they deem appropriate. Based on these reviews, Employers Mutual and the other Mutual Re member companies have consistently found the Mutual Re reserves to be adequate.
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
Disputes with ceding companies do not occur often. Employers Mutual performs claims audits and encourages prompt reporting of reinsurance claims. Employers Mutual also reviews claim reports for accuracy, completeness and adequate reserving. Most reinsurance contracts contain arbitration clauses to resolve disputes, but such disputes are generally resolved without arbitration due to the long-term and ongoing relationships that exist with those companies. There were no matters in dispute at December 31, 2018.
Toxic tort (primarily asbestos), environmental and other uncertain exposures (property and casualty insurance segment and reinsurance segment)
Toxic tort claims include those where the claimant seeks compensation for harm allegedly caused by exposure to a toxic substance or a substance that increases the risk of contracting a serious disease, such as cancer. Typically, the injury is caused by latent effects of direct or indirect exposure to a substance or combination of substances through absorption, contact, ingestion, inhalation, implantation or injection. Examples of toxic tort claims include injuries arising out of exposure to asbestos, silica, mold, drugs, carbon monoxide, chemicals and lead.

Since 1989, the pool participants have included an asbestos exclusion in liability policies issued for most lines of business. The exclusion prohibits liability coverage for “bodily injury”, “personal injury” or “property damage” (including any associated clean-up obligations) arising out of the installation, existence, removal or disposal of asbestos or any substance containing asbestos fibers. Therefore, the pool participants’ current asbestos exposures are primarily limited to commercial policies issued prior to 1989. At present, the pool participants are defending approximately 1,737 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs. Claims activity associated with seven policyholders dominates the pool participants’ asbestos claims, representing an aggregate 1,727 lawsuits. Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are often dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2018, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $14.2 million (mostly settlement expenses). A coverage-in-place agreement was executed with this former policyholder in 2009 and a national coordinating counsel was retained to address the multi-state litigation issues. The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Approximately 702 asbestos exposure claims associated with this former policyholder remain open. During 2017, a settlement was reached with another former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder.
The pool participants are defending approximately 40 lawsuits alleging “silica” exposure in Mississippi and Louisiana, some of which involve multiple plaintiffs. The plaintiffs allege employment exposure to “airborne respirable silica dust,” causing “serious and permanent lung injuries” (i.e., silicosis). Silicosis injuries are identified in the upper lobes of the lungs, while asbestos injuries are localized in the lower lobes.
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
At December 31, 2018, the Company carried asbestos and environmental reserves for direct insurance and assumed reinsurance business totaling $11.6 million, which represents 1.5 percent of total loss and settlement expense reserves. The asbestos and environmental reserves include $5.0 million of case loss reserves, $3.3 million of IBNR loss reserves and $3.4 million of bulk settlement expense reserves. Ceded reinsurance on these reserves totaled $513,000. Asbestos settlement expense reserves were strengthened by $1.5 million in 2018.
The pool participants’ non-asbestos direct product liability claims are considered to be highly uncertain exposures due to the many uncertainties inherent in determining the loss, and the significant periods of time that can elapse between the occurrence of the loss and the ultimate settlement of the claim. The majority of the pool participants’ product liability claims arise from small to medium-sized manufacturers, contractors, petroleum distributors, and mobile home and auto dealerships. No specific claim trends are evident from the pool participants’ manufacturing clients, as the claims activity on these policies is generally isolated and can be severe. Specific product liability coverage is provided to the pool participants’ mobile home and auto dealership policyholders, and the claims from these policies tend to be relatively small. Certain construction defect claims are also reported under product liability coverage. During 2018, 29 of these claims were reported to the pool participants.
The Company has exposure to construction defect claims arising from general liability policies issued by the pool participants to contractors. Most of the pool participants’ construction defect claims are concentrated in a limited number of states, and the pool participants have taken steps to mitigate this exposure. Construction defect is a highly uncertain exposure due to such issues as whether coverage exists, definition of an occurrence, determination of ultimate damages, and allocation of such damages to financially responsible parties. Newly reported construction defect claims numbered 392, 463 and 374 in 2018, 2017 and 2016, respectively, and produced incurred losses and paid settlement expenses of approximately $4.1 million, $4.8 million and $3.6 million in each respective period. Incurred losses and paid settlement expenses on all construction defect claims totaled approximately $6.4 million in 2018. At December 31, 2018, the Company carried case loss reserves of approximately $8.0 million on 398 open construction defect claims.
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

Following is a summary of loss and settlement expense reserves and payments associated with asbestos, environmental, products liability and casualty excess reinsurance exposures for 2018, 2017 and 2016:

	Property and casualty insurance segment			Reinsurance segment
($ in thousands)	Case	IBNR	Settlement expense	Case	IBNR	Settlement expense
Reserves at:
December 31, 2018
Asbestos	$4,679	$2,237	$3,117	$111	$207	$—
Environmental	170	210	255	54	601	—
Products[1]	9,395	4,719	14,268	—	—	—
Casualty excess[2]	—	—	—	43,676	50,020	3,153
December 31, 2017
Asbestos	$4,161	$3,203	$2,577	$118	$214	$—
Environmental	182	268	280	58	606	—
Products[1]	9,133	5,337	14,666	—	—	—
Casualty excess[2]	—	—	—	38,950	47,178	3,953
December 31, 2016
Asbestos	$5,075	$3,566	$2,828	$125	$234	$—
Environmental	178	377	292	60	607	—
Products[1]	9,209	5,673	7,912	—	—	—
Casualty excess[2]	—	—	—	35,482	44,701	3,697

Paid during:
2018
Asbestos	$448		$960	$14		$—
Environmental	70		25	9		—
Products[1]	3,426		2,446	—		—
Casualty excess[2]	—		—	18,007		2,499
2017
Asbestos	$1,252		$5,412	$25		$1
Environmental	9		10	2		—
Products[1]	2,840		6,856	—		—
Casualty excess[2]	—		—	14,136		1,890
2016
Asbestos	$605		$986	$24		$3
Environmental	(8)		28	20		—
Products[1]	1,651		2,509	—		—
Casualty excess[2]	—		—	13,479		1,913
1 Products includes the portion of asbestos and environmental claims reported that are non-premises/operations claims.
2 Casualty excess includes the asbestos and environmental claims reported above.

Following is a summary of the claim activity associated with asbestos, environmental and products liability exposures for 2018, 2017 and 2016:

	Asbestos	Environmental	Products
2018
Open claims at year-end	1,709	11	1,593
Reported	431	5	660
Disposed	413	4	541

2017
Open claims at year-end	1,691	10	1,474
Reported	537	7	589
Disposed	989	3	556

2016
Open claims at year-end	2,143	6	1,441
Reported	475	6	635
Disposed	474	4	674

Variability of loss and settlement expense reserves
During each quarter, an actuarially determined range of estimates is developed for the major components of the loss and settlement expense reserves as of the preceding quarter-end. All reserves are reviewed with the exception of reserves for involuntary workers’ compensation pools, which are set by the National Council on Compensation Insurance (NCCI) and are assumed to be adequate (the impact of potential variability of this segment on overall reserve adequacy is considered immaterial). Shown below are the actuarially determined ranges of reserve estimates as of December 31, 2018 along with the statutory-basis carried reserves, which are displayed net of ceded reinsurance. The GAAP-basis loss and settlement expense reserves contained in the Company’s financial statements are reported gross of ceded reinsurance, and contain a small number of adjustments from the statutory-basis amounts presented here. The last two columns display the estimated after-tax impact on earnings, calculated using the federal corporate tax rate of 21 percent, if the reserves were moved to the high end-point or low end-point of the ranges.

	Range of reserve estimates			After-tax impact on earnings
($ in thousands)	High	Low	Carried	Reserves at high	Reserves at low
Property and casualty insurance segment	$525,109	$446,406	$503,771	$(16,857)	$45,318
Reinsurance segment	249,388	209,858	239,309	(7,962)	23,266
	$774,497	$656,264	$743,080	$(24,819)	$68,584

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2018 and 2017, the Company had no securities priced solely from broker quotes.
Essentially all securities in the Company’s investment portfolios have transparent pricing. All equity securities (with three exceptions) are traded on national exchanges with observable prices. Fixed maturity securities are typically high quality, liquid issues with daily pricing from the Company’s independent pricing source. Prices are validated through a variety of techniques. When performing these validations, the Company uses graduated tolerance levels for determining exceptions. Equity securities and U.S. treasury and government-sponsored agency fixed maturity securities have the highest transparency in pricing, and therefore have the smallest tolerance levels for variance. These are followed by (in order of decreasing transparency/increasing tolerance levels) municipal, corporate, high-yield and finally mortgage-backed fixed maturity securities. The validations performed include:

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

Investment Impairments
The Company regularly monitors its investment portfolio for investments whose fair value is less than the carrying value for indications of “other-than-temporary” impairment (except for, beginning in 2018, equity securities carried at fair value, with changes in fair value recognized in net income).  Several factors are used to determine whether the carrying value of an individual investment has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the investment’s value and performance in the context of the overall markets, (2) length of time and extent the investment’s fair value has been below carrying value, (3) key corporate events, and (4) the amount of collateral available.  For fixed maturity securities, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings, and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”. Alternatively, if the Company has the intent to sell a fixed maturity security that is in an unrealized loss position, or determines that it will "more likely than not" be required to sell a fixed maturity security that is in an unrealized loss position before recovery of its amortized cost basis, then the carrying value is reduced to fair value and the entire amount of the impairment is recognized through earnings.

Deferred policy acquisition costs and related amortization
Acquisition costs, consisting of commissions, premium taxes, and salary and benefit expenses (beginning in 2018, only the service cost component of the net periodic pension and postretirement benefit income/expense is included) of employees directly involved in the underwriting of insurance policies that are successfully issued, are deferred and amortized to expense as premium revenue is recognized. Deferred policy acquisition costs and related amortization are calculated separately for the property and casualty insurance segment and the reinsurance segment. The methodology followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value. In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned. The anticipated losses and settlement expenses are based on the segment’s projected loss and settlement expense ratios for the next twelve months, which include provisions for anticipated catastrophe and storm losses based on historical results adjusted for recent trends. Utilizing these projections, deferred policy acquisition costs for the property and casualty insurance segment and the reinsurance segment were not subject to limitation at December 31, 2018. Based on an analysis performed by management, the actuarial projections of the expected loss and settlement expense ratios for the next twelve months would have needed to increase 19.2 percentage points in the property and casualty insurance segment and 6.3 percentage points in the reinsurance segment before deferred policy acquisition costs would have been subject to limitation. Such increases in the expected loss and settlement expense ratios would likely be driven by many factors, including higher provisions for anticipated catastrophe and storm losses.

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
The net periodic pension and postretirement benefit costs, as well as the prepaid assets and liabilities of these plans, are determined by actuarial valuations. Inherent in these valuations are key assumptions regarding the discount rate and the expected long-term rate of return on plan assets. The assumptions used in the actuarial valuations are updated annually. Material changes in the net periodic pension and postretirement benefit costs may occur in the future due to changes in these assumptions or changes in other factors, such as the number of plan participants, the level of benefits provided, asset values and applicable legislation or regulations.
The discount rate utilized in the valuations is based on an analysis of the total rate of return that could be generated by a hypothetical portfolio of high-quality bonds created to generate cash flows that match the plans’ expected benefit payments. No callable bonds are used in this analysis and the discount rate produced by this analysis is compared to interest rates of applicable published indices for reasonableness. The discount rates used in the pension benefit obligation valuations at December 31, 2018, 2017 and 2016 were 4.24 percent, 3.60 percent and 4.07 percent, respectively. The discount rates used in the postretirement benefit obligation valuations at December 31, 2018, 2017 and 2016 were 4.27 percent, 3.63 percent and 4.21 percent, respectively. The discount rates used in the pension and postretirement benefit obligation valuations are also used in the calculation of the net periodic benefit costs for the subsequent year. A 0.25 percentage point decrease in the discount rates used in the 2018 valuations would increase the Company’s net periodic pension and postretirement benefit costs for 2019 by approximately $255,000. Conversely, a 0.25 percentage point increase in the 2018 discount rates would decrease the Company’s net periodic pension and postretirement benefit costs for 2019 by approximately $243,000.

The expected long-term rate of return on plan assets is developed considering actual historical results, current and expected market conditions, the mix of plan assets and investment strategy. The expected long-term rate of return on plan assets produced by this analysis and used in the calculation of the net periodic pension benefit costs for the years ended December 31, 2018 and 2017 was 7.00 percent and 7.00 percent, respectively. The expected long-term rate of return on plan assets used in the calculation of the net periodic postretirement benefit costs for the years ended December 31, 2018 and 2017 was 6.50 percent and 6.50 percent, respectively. The expected rate of return on plan assets to be used in the calculation of the 2019 net periodic benefit costs for the pension and postretirement benefit plans will be 7.00 percent and 6.50 percent, respectively. The actual rate of return earned on plan assets during 2018 was approximately negative 7 percent for the pension plan and negative 6 percent for the postretirement benefit plans. The expected long-term rate of return assumption is subject to the general movement of the economy, but is generally less volatile than the discount rate assumption. A decrease in the expected long-term rate of return assumption increases future expenses, whereas an increase in the assumption reduces future expenses. A 0.25 percentage point change in the expected long-term rate of return assumption for 2019 would change the Company’s net periodic pension and postretirement benefit costs by approximately $284,000. For detailed information regarding the current allocation of assets within the pension and postretirement benefit plans, see note 12 of Notes to Consolidated Financial Statements under Part II, Item 8 of this Form 10-K.
In accordance with GAAP, actuarial gains/losses contained in the valuations that result from (1) actual experience that differs from that assumed, or (2) a change in actuarial assumptions, is accumulated and, if in excess of a specified corridor, amortized to expense over future periods. As of December 31, 2018, all of the benefit plans had accumulated actuarial losses in excess of the corridor that will be partially amortized into expense in 2019. The Company’s share of the accumulated actuarial losses that will be amortized into expense during 2019 amounts to $998,000. Prior service credits for plan amendments are also contained in the valuations, and are amortized into income over the future service periods of the participants. As of December 31, 2018, the postretirement benefit plans have prior service credits that are being amortized into income in future periods. The Company's share of the prior service credit being amortized into income during 2019 is $2.6 million.
In accordance with GAAP, the funded status of defined benefit pension and other postretirement plans is recognized as an asset or liability on the balance sheet.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three years ended December 31, 2018 are as follows:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Property and casualty insurance
Premiums earned	$495,447	$472,369	$456,467
Losses and settlement expenses	332,921	302,973	294,369
Acquisition and other expenses	179,045	166,589	163,565
Underwriting profit (loss)	$(16,519)	$2,807	$(1,467)

GAAP ratios:
Loss and settlement expense ratio	67.2%	64.1%	64.5%
Acquisition expense ratio	36.1%	35.3%	35.8%
Combined ratio	103.3%	99.4%	100.3%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	67.2%	64.1%	64.5%
Catastrophe and storm losses	(7.5)%	(6.3)%	(7.7)%
Favorable development on prior years' reserves	3.1%	3.3%	5.4%
Underlying loss and settlement expense ratio	62.8%	61.1%	62.2%

Favorable development on prior years' reserves[2]	$(15,318)	$(15,735)	$(24,421)

Catastrophe and storm losses	$37,000	$29,587	$35,299
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
2 During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and provides increased transparency of the drivers of the property and casualty insurance segment's performance. In connection with this change in reserving methodology, there was a reallocation of IBNR loss reserves and allocated settlement expense reserves from prior accident years to the current accident year in multiple lines of business. This resulted in the movement of approximately $5.6 million of reserves from prior accident years to the current accident year that was technically reportable as favorable development; however, this development was "mechanical in nature" and did not have an impact on earnings because the total amount of carried reserves did not change. This "mechanical" development amount was excluded from the favorable development amount presented for 2016 to improve comparability.

	Year ended December 31,
($ in thousands)	2018	2017	2016
Reinsurance
Premiums earned	$149,736	$134,789	$135,941
Losses and settlement expenses	124,238	118,996	92,528
Acquisition and other expenses	34,791	31,849	33,059
Underwriting profit (loss)	$(9,293)	$(16,056)	$10,354

GAAP ratios:
Loss and settlement expense ratio	83.0%	88.3%	68.1%
Acquisition expense ratio	23.2%	23.6%	24.3%
Combined ratio	106.2%	111.9%	92.4%

Favorable development on prior years' reserves	$(3,366)	$(3,884)	$(10,928)

Catastrophe and storm losses	$23,870	$30,230	$12,608

	Year ended December 31,
($ in thousands, except per share amounts)	2018	2017	2016
Consolidated
REVENUES
Premiums earned	$645,183	$607,158	$592,408
Net investment income	47,637	45,479	47,490
Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments	(41,252)	6,556	4,074
Other income	9,159	4,764	5,820
	660,727	663,957	649,792
LOSSES AND EXPENSES
Losses and settlement expenses	457,159	421,969	386,897
Acquisition and other expenses	213,836	198,438	196,624
Interest expense	654	337	337
Other expense	3,754	3,397	2,727
	675,403	624,141	586,585

Income (loss) before income tax expense (benefit)	(14,676)	39,816	63,207
Income tax expense (benefit)	(7,208)	578	17,004
Net income (loss)	$(7,468)	$39,238	$46,203

Net income (loss) per share	$(0.35)	$1.84	$2.20

GAAP ratios:
Loss and settlement expense ratio	70.9%	69.5%	65.3%
Acquisition expense ratio	33.1%	32.7%	33.2%
Combined ratio	104.0%	102.2%	98.5%

Favorable development on prior years' reserves[2]	$(18,684)	$(19,619)	$(35,349)

Catastrophe and storm losses	$60,870	$59,817	$47,907
2 See note above regarding adjustments made to the development amount presented for the property and casualty insurance segment in 2016.

2018 Corporate Events
On October 29, 2018, the Company and Employers Mutual, its parent company, announced that they had made a strategic decision to exit personal lines business so that more time and resources could be dedicated to the commercial and reinsurance business. At the time of the announcement, personal lines premiums written comprised approximately six percent of the Company's total premiums written. The companies stopped writing personal lines policies in the first quarter of 2019, and all personal lines business is expected to roll off the companies' books by the end of the first quarter of 2020. During 2019, premiums earned for personal lines business will decline significantly, but the companies will continue to process claims and incur expenses to support this business. In addition, approximately 80 employees who spent a portion of their time supporting the personal lines operation (equivalent to approximately 40 full time employees) will be retained after the exit from personal lines is completed. This will place additional pressure on the acquisition expense ratio during the next few years until growth in commercial lines business replaces the discontinued personal lines business. During the fourth quarter of 2018, the Company incurred approximately $967,000 of expense associated with severance costs and the write-off of personal lines software currently in development. During 2019, the Company expects to incur approximately $914,000 in additional severance costs. In addition, the amortization of personal lines software currently in use will be accelerated over the transition period, which is expected to be approximately 18 months.

On November 20, 2018, the Company announced receipt of a non-binding indicative proposal dated November 15, 2018 from Employers Mutual to purchase all the outstanding common stock of the Company not already owned by Employers Mutual, and the formation of a special committee of the Company's board of directors to consider the proposal. The proposal, which is subject to certain conditions, provides that the shares will be purchased at a price of $30 per share in cash. The special committee, which consists of the Company's four independent directors, has retained its own independent financial and legal advisors to assist it in considering the proposal. There can be no assurance that any definitive agreement will be finalized and executed or that the proposal transaction or any other transaction will be approved or consummated.

Year ended December 31, 2018 compared to year ended December 31, 2017
The Company reported a net loss of $7.5 million ($(0.35) per share) in 2018 compared to net income of $39.2 million ($1.84 per share) in 2017.  Included in the net loss reported for 2018 is a pre-tax decrease of $28.8 million in unrealized gains on the Company's equity investments stemming from the decline in equity markets that occurred in the fourth quarter. Updated accounting guidance adopted by the Company on January 1, 2018 requires that changes in unrealized gains and losses on equity investments be recognized in net income, whereas in 2017 and prior years these amounts were recognized through other comprehensive income. Also included in the net loss reported for 2018 is a $12.4 million pre-tax realized investment loss, primarily resulting from $11.9 million of losses recorded in the fixed maturity portfolio during the fourth quarter, that was recognized to capture a $1.7 million tax benefit stemming from a 14 percent tax differential that could be achieved by carrying these losses back to a prior tax year subject to the previous 35 percent federal corporate tax rate. Net income in 2017 included a one-time $9.1 million deferred income tax benefit resulting from the enactment of the Tax Cuts and Jobs Act of 2017 (TCJA). The enactment of the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent beginning in 2018. From an underwriting perspective, the reinsurance segment's GAAP combined ratio decreased to 106.2 percent in 2018 from 111.9 percent in 2017, while the property and casualty insurance segment's GAAP combined ratio increased to 103.3 percent in 2018 from 99.4 percent in 2017.
The Company adopted updated accounting guidance on January 1, 2018 that requires the components of net periodic pension and postretirement benefit costs/income, other than the service cost component, to be presented in the income statement outside a subtotal of income from operations, if one is presented. The Company does not report a subtotal of income from operations in its consolidated statements of income; however, in conjunction with the adoption of this updated guidance, management elected to report all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact any of the net income amounts reported, as other income and other underwriting expenses increased by the same amounts; however, it did increase the acquisition expense ratios, and therefore the combined ratios, by 1.2 percentage points in 2018, 0.9 percentage points in 2017 and 0.8 percentage points in 2016.

Premiums earned, losses and settlement expenses incurred, and the corresponding loss and settlement expense ratios, by line of business for each segment and on a consolidated basis, for the two years ended December 31, 2018 are as follows:

	Year ended December 31,
	2018			2017
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$128,496	$106,266	82.7%	$118,224	$100,915	85.4%
Property	108,525	59,634	54.9%	108,162	59,638	55.1%
Workers' compensation	99,699	70,410	70.6%	100,552	57,332	57.0%
Other liability	110,400	67,061	60.7%	98,674	56,021	56.8%
Other	9,256	412	4.4%	8,719	1,655	19.0%
Total commercial lines	456,376	303,783	66.6%	434,331	275,561	63.4%
Personal lines	39,071	29,138	74.6%	38,038	27,412	72.1%
Total property and casualty insurance	$495,447	$332,921	67.2%	$472,369	$302,973	64.1%

Reinsurance
Pro rata reinsurance	$44,610	$27,281	61.2%	$44,636	$29,862	66.9%
Excess of loss reinsurance	105,126	96,957	92.2%	90,153	89,134	98.9%
Total reinsurance	$149,736	$124,238	83.0%	$134,789	$118,996	88.3%

Consolidated	$645,183	$457,159	70.9%	$607,158	$421,969	69.5%

Premium income
Premiums earned increased 6.3 percent to $645.2 million in 2018 from $607.2 million in 2017. Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, there were some indications of moderate rate level improvement during the year. Average rate level increases were slightly positive in the property and casualty insurance segment, with variances by line of business. The lines of business experiencing the greatest profitability challenges in the property and casualty insurance segment, namely commercial auto and personal lines, received larger (mid-single digit) rate increases. During the January 1, 2018 reinsurance renewal season, moderate price increases were achieved on most of the reinsurance segment's property per risk and catastrophe programs. The reinsurance industry is placing greater emphasis on wildfire exposures following a second consecutive year of significant losses from this peril. As a result, programs with wildfire losses received the largest rate level increases during the January 1, 2019 reinsurance renewal season, while other programs renewed flat, or down slightly.
Premiums earned for the property and casualty insurance segment increased 4.9 percent to $495.4 million in 2018 from $472.4 million in 2017.  The majority of this increase is attributed to small rate level increases on renewal business, an increase in retained commercial lines policies and new commercial lines business. Commercial lines new business premium (representing 14 percent of the pool participants’ direct premiums written) was approximately 8 percent higher than in 2017. Management continues to seek growth in most territories for its commercial lines of business, particularly outside of the core Midwest market, which will help diversify the pool participants' book of business geographically while staying consistent with the industry and the commercial lines mix of business. Renewal business premium increased approximately 5 percent during 2018. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business, the overall rate change on renewal business was approximately 1.7 percent. Rate levels are expected to be mixed during 2019, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected to slow or stop in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to increase slightly. Policy retention remained strong during 2018 at 87 percent.

Premiums earned for the reinsurance segment increased 11.1 percent to $149.7 million in 2018 from $134.8 million in 2017. This increase is primarily attributed to increases in participation and higher estimated premiums achieved on existing multi-line contracts and a specialty casualty contract, and the addition of some new excess of loss business. These increases were partially offset by a continued decline in premiums reported by Mutual Re due to its withdrawal from non-standard automobile business. Underwriting capacity tightened somewhat during the January 1, 2019 renewal season. As a result, reinsurance rate levels were mixed, with increases on programs that sustained losses from wildfires and other catastrophe losses, while rate levels remained stable on programs not affected by 2017 and 2018 catastrophic events.

Losses and settlement expenses
Losses and settlement expenses increased 8.3 percent to $457.2 million in 2018 from $422.0 million in 2017, and the loss and settlement expense ratio increased to 70.9 percent in 2018 from 69.5 percent in 2017.  The increase in the loss and settlement expense ratio is primarily attributed to a high level of non-catastrophe losses experienced in the property and casualty insurance segment during the first half of the year. Catastrophe and storm losses were unusually high in both years due to active weather patterns in the Midwest, increased hurricane activity and the California wildfires. The inter-company reinsurance programs continue to perform as expected, and have helped to reduce the volatility of the Company's quarterly earnings. The actuarial analysis of the Company’s carried reserves at December 31, 2018 indicates that they are in the upper third of the range of reasonable reserves.
The loss and settlement expense ratio for the property and casualty insurance segment increased to 67.2 percent in 2018 from 64.1 percent in 2017.  The underlying loss and settlement expense ratio, which excludes the impact of catastrophe and storm losses and development on prior years' reserves, increased 1.7 percentage points to 62.8 percent in 2018 from 61.1 percent in 2017. This increase is primarily attributed to the workers' compensation line of business, and reflects an adjustment made to the first quarter ultimate loss and settlement expense ratio during the second quarter. This was deemed necessary after it became apparent that the ultimate loss and settlement expense ratio established for the first quarter needed to be revised due to unanticipated increases in both the frequency and severity of first quarter reported losses as claims emerged during the second quarter. Although loss frequency and severity assumptions returned to more normal levels during the second half of the year, there is less premium to cover projected losses due to the mandatory rate level decreases that have been implemented during the past several years. Management is beginning to see improvement in some of the metrics used to evaluate the performance of the commercial auto line of business; however, it continued to under-perform expectations due to adverse development experienced on prior years' reserves, posting a loss and settlement expense ratio of 82.7 percent in 2018 compared to 85.4 percent in 2017.
Favorable development on the property and casualty insurance segment's prior years' reserves totaled $15.3 million and $15.7 million in 2018 and 2017, respectively. Included in the development amount reported for 2018 is $1.5 million of adverse development due to strengthening of asbestos settlement expense reserves. Included in the development amount reported for 2017 is $4.5 million of adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured. Management's experience with selecting ultimate loss and settlement expense ratios under the accident year ultimate methodology implemented in 2016 has led to more refined ultimate selections closer to the actuarial central estimate. As a result, the magnitude of favorable development reported in future periods is expected to be somewhat less than what has been observed in recent periods. For a detailed discussion of the development experienced on prior accident years’ reserves during 2018 and 2017, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item 1 of this Form 10-K.
Catastrophe and storm losses totaled $37.0 million in 2018, compared to $29.6 million in 2017. The 2018 amount was capped at $37.0 million because the retention amounts under both of the semi-annual aggregate excess of loss treaties with Employers Mutual were filled ($22.0 million in the first half of the year and $15.0 million in the second half of the year). There were seven events in 2018 that generated losses of $2.0 million or more. Six of those events stemmed from Midwest convective storms that produced wind, hail and/or tornado damage. The seventh event involved losses associated with Hurricane Florence. Current accident year catastrophe and storm losses, net of the amounts ceded to Employers Mutual, accounted for 7.5 percentage points of the loss and settlement expense ratio in 2018, compared to 6.3 percentage points in 2017. Catastrophe and storm losses ceded to Employers Mutual totaled $5.2 million in 2018, compared to $19.2 million in 2017. The inter-company reinsurance program had no impact on the loss and settlement expense ratio reported for 2018, but reduced the ratio by 3.1 percentage points in 2017. The inter-company reinsurance program has been renewed for 2019, with no change in terms.

The loss and settlement expense ratio for the reinsurance segment decreased to 83.0 percent in 2018 from 88.3 percent in 2017.  This decrease is primarily attributed to a reduction in catastrophe and storm losses, despite a record $18.5 million incurred in the fourth quarter of 2018. Current accident year catastrophe and storm losses totaled $23.9 million in 2018 and accounted for 15.9 percentage points of the loss and settlement expense ratio, compared to $30.2 million and 22.4 percentage points in 2017. Nearly half of the record fourth quarter catastrophe and storm losses resulted from the California wildfires, with the majority of the remaining losses stemming from Hurricane Michael and Typhoon Jebi. Only catastrophic events with total losses greater than $500,000 are subject to the terms of the inter-company annual aggregate excess of loss treaty. In 2018, such losses did not exceed the $20 million retention amount. As a result, no recoveries were made under the treaty and all catastrophe and storm losses were retained. However, the reinsurance subsidiary did recover $5.2 million under external reinsurance protections purchased in 2017 to provide additional protection in peak exposure territories. The reinsurance subsidiary retained 20 percent of this recovery in accordance with the co-participation provision of the inter-company reinsurance program, with the remaining 80 percent ceded to Employers Mutual. In 2017, the reinsurance subsidiary incurred a significant amount of catastrophe and storm losses, primarily from Hurricanes Harvey, Irma and Maria, California wildfires and two Mexico earthquakes. The reinsurance subsidiary retained the first $20 million of qualifying losses and 20 percent of all qualifying losses above that amount, and ceded $16.8 million of catastrophe and storm losses to Employers Mutual under the inter-company reinsurance program. Taking the loss recoveries and the premiums paid to Employers Mutual into consideration, the inter-company reinsurance program increased the reinsurance segment's loss and settlement expense ratio by 5.8 percentage points in 2018, and reduced it by 9.0 percentage points in 2017. The inter-company reinsurance program has been renewed for 2019, with no change in terms. The reinsurance subsidiary reported favorable development on prior years' reserves totaling $3.4 million in 2018, compared to $3.9 million in 2017. For a detailed discussion of the development experienced on prior accident years’ reserves during 2018 and 2017, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item 1 of this Form 10-K.

Acquisition and other expenses
Acquisition and other expenses increased 7.8 percent to $213.8 million in 2018 from $198.4 million in 2017.  The acquisition expense ratio increased to 33.1 percent in 2018 from 32.7 percent in 2017.  The increase in the acquisition expense ratio is attributed to the property and casualty insurance segment.
The acquisition expense ratio for the property and casualty insurance segment increased to 36.1 percent in 2018 from 35.3 percent in 2017.  This increase reflects an increase in policyholder dividends, as well as higher salary expense and bonus accruals.
The acquisition expense ratio for the reinsurance segment decreased to 23.2 percent in 2018 from 23.6 percent in 2017.  The decline is primarily due to a decrease in contingent commissions.

Investment results
Net investment income increased 4.7 percent to $47.6 million in 2018 from $45.5 million in 2017.  This increase is primarily due to an increase in the fixed maturity portfolio book yield, and to a lesser extent, growth in the fixed maturity portfolio. The pre-tax yield on the fixed maturity portfolio increased to approximately 3.68 percent at December 31, 2018, from 3.45 percent at December 31, 2017 and 3.50 percent at December 31, 2016.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, declined slightly to 4.9 at December 31, 2018 from 5.0 at December 31, 2017. The Company’s equity portfolio produced dividend income of $6.1 million in 2018, compared to $6.0 million in 2017.
Net realized investment gains (losses) and, beginning in 2018, the change in unrealized gains on equity investments, declined to a loss of $41.3 million in 2018, from a gain of $6.6 million in 2017.  Included in the net loss reported for 2018 is a decrease of $28.8 million in unrealized gains on the Company's equity investments stemming from the decline in equity markets that occurred in the fourth quarter. Net realized investment gains on equity investments totaled $8.0 million in 2018, compared to $18.2 million in 2017. Management elected to re-balance a portion of the common stock portfolios in 2017, which generated the larger amount of gains. Due to the recent increase in interest rates, management chose to recognize $11.9 million of losses on the fixed maturity portfolio during the fourth quarter of 2018 in order to increase book yield without sacrificing quality or duration, while also taking advantage of a 14 percent tax differential that could be achieved by carrying these losses back to a previous tax year subject to the prior 35 percent federal corporate tax rate. Total realized losses recognized on the fixed maturity portfolio during 2018 amounted to $18.5 million, compared to $4.3 million in 2017. The amounts reported include losses of $2.7 million and $6.3 million in 2018 and 2017, respectively, from declines in the carrying value of a limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy).

Other income
Other income totaled $9.2 million in 2018, compared to $4.8 million in 2017. The 2018 amount includes $7.5 million of net periodic pension and postretirement benefit income and $637,000 of foreign currency exchange gains recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The 2017 amount includes $5.1 million of net periodic pension and postretirement benefit income and $1.6 million of foreign currency exchange losses.

Income tax
The Company reported an income tax benefit of $7.2 million in 2018 compared to income tax expense of $578,000 in 2017.  The effective tax rate for 2018 was 49.1 percent, compared to 1.5 percent in 2017. The 2018 effective tax rate is calculated using an income tax benefit relative to a pretax loss, thus the larger number is actually indicative of a low effective tax rate. The 2017 effective tax rate is impacted by a $9.1 million reduction in the deferred tax liability related to the enactment of the TCJA. Excluding this deferred income tax benefit, the effective tax rate for 2017 was 24.2 percent. The primary contributors to the differences between the effective tax rates and the United States federal corporate tax rate of 21 percent for 2018 and 35 percent for 2017 are tax-exempt interest income earned and the dividends received deduction and, for 2018, a $1.7 million tax benefit stemming from the 14 percent tax differential realized from the carry-back of realized investment losses to a tax year subject to the 35 percent tax rate.

Year ended December 31, 2017 compared to year ended December 31, 2016
The Company reported net income of $39.2 million ($1.84 per share) in 2017 compared to $46.2 million ($2.20 per share) in 2016.  Net income declined in 2017 despite a one-time $9.1 million deferred income tax benefit resulting from the enactment of the TCJA. This decline was primarily attributed to a large amount of catastrophe and storm losses incurred by the reinsurance segment during the third quarter, as well as a reduction in the amount of favorable development experienced on prior years' reserves. Considering the extraordinary amount of catastrophe and storm losses incurred by the insurance industry during 2017, management was satisfied with the Company's results. The property and casualty insurance segment continued to perform well, as the underlying loss and settlement expense ratio improved during the second half of the year. Also encouraging was the recent improvement in the pricing environment in the property and casualty insurance segment and the reinsurance segment during the January 1, 2018 renewals.
The TCJA was signed into law on December 22, 2017. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Companies were required to calculate deferred income taxes using tax rates expected to be in effect when tax timing differences reverse, which, as of December 22, was 21 percent rather than the previous 35 percent. The Company was in a net deferred tax liability position on the date of enactment, which meant that the reduction in the tax rate resulted in a lower deferred tax liability. In accordance with GAAP, this reduction in the deferred tax liability, which was reflected as a deferred income tax benefit, was recognized in net income in the fourth quarter.
Because the change in the deferred tax liability was recognized in net income, the amounts contained in the accumulated other comprehensive income line in stockholders' equity continued to reflect deferred income taxes at the previous 35 percent tax rate (commonly referred to as "stranded tax effects"). In February 2018, the Financial Accounting Standards Board issued updated guidance to allow a reclassification to be made from accumulated other comprehensive income to retained earnings for the stranded tax effects resulting from the enactment of the TCJA. The Company adopted this guidance in 2017, and transferred the stranded tax effects in accumulated other comprehensive income to retained earnings.

Premiums earned, losses and settlement expenses incurred, and the corresponding loss and settlement expense ratios, by line of business for each segment and on a consolidated basis, for the two years ended December 31, 2017 were as follows:

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

Premium income
Premiums earned increased 2.5 percent to $607.2 million in 2017 from $592.4 million in 2016. Rate levels for both segments continued to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, there were some indications of moderate rate level improvement during the fourth quarter. Average rate level increases were slightly positive for the year in the property and casualty insurance segment, with variances by line of business. In the reinsurance segment, rate levels stabilized somewhat during the January 1, 2017 renewal season, when approximately 70 percent of the business renewed, after several years of continuous declines. The lines of business experiencing the greatest profitability challenges in the property and casualty insurance segment, namely commercial auto and personal lines, received larger (mid-single digit) rate increases. During the January 1, 2018 renewal season, moderate price increases were achieved on most of the reinsurance segment's property per risk and catastrophe programs.

Premiums earned for the property and casualty insurance segment increased 3.5 percent to $472.4 million in 2017 from $456.5 million in 2016.  This increase was primarily attributed to new business in both commercial and personal lines of business, growth in insured exposures and an increase in retained policies in the commercial lines of business. New business premium (representing 15 percent of the pool participants’ direct premiums written) was approximately 15 percent higher than in 2016. Commercial lines new business continued to be in the desired range of growth, and accounted for most of the increase in total new business premium. Personal lines new business premium was up significantly, but was measured against a relatively small amount of new business premium in 2016. While management continued to seek growth in most territories, it was particularly focused on achieving growth outside of the core Midwest market, which would help diversify the pool participants' book of business geographically, while staying consistent with the industry and line of business mix of the existing book of business. Renewal business premium increased approximately five percent during 2017. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business in a few states, the overall rate change on renewal business was positive, but less than one percent. Rates were expected to continue to be mixed in 2018, with the largest rate increases expected in the commercial auto line of business. Rate decreases were expected in the workers' compensation and general liability lines of business, and rates on most other lines of business were expected to be flat or increase slightly. The overall policy retention rate remained strong during 2017 at 85.8 percent (commercial lines at 86.9 percent and personal lines at 83.7 percent). These retention rates approximated those reported at the end of 2016.
Premiums earned for the reinsurance segment decreased 0.8 percent to $134.8 million in 2017 from $135.9 million in 2016. This decrease was primarily attributed to Mutual Re's withdrawal from non-standard automobile business, but also reflected a decline in some casualty business that converted from a pro rata structure in 2016 to an excess of loss structure in 2017. However, the addition of some new business and growth on some existing accounts largely offset those declines. Underwriting capacity remained strong during the January 1, 2018 renewal season, despite the unusually large amount of catastrophe and storm losses incurred by the reinsurance industry in 2017. As a result, reinsurance rate levels only increased moderately for those lines and territories most affected by the 2017 events (property per risk and catastrophe programs), and remained stable in most segments of the market not affected by the 2017 events. Rate levels for international business were also stable, with renewal rates largely flat or up slightly.

Losses and settlement expenses
Losses and settlement expenses increased 9.1 percent to $422.0 million in 2017 from $386.9 million in 2016, and the loss and settlement expense ratio increased to 69.5 percent in 2017 from 65.3 percent in 2016.  Higher catastrophe and storm losses in the reinsurance segment (including a record amount during the third quarter of 2017), along with a decline in favorable development on prior years' reserves, were the primary drivers of the increase in the ratio. These increases were partially offset by an improvement in the property and casualty insurance segment's underlying loss and settlement expense ratio. Fourth quarter catastrophe and storm losses in the reinsurance segment, which primarily resulted from the California wildfires, were mitigated by the inter-company reinsurance program with Employers Mutual. Since the retention amount under the annual aggregate treaty was filled during the third quarter, the reinsurance segment only retained 20 percent of the fourth quarter wildfire losses. The inter-company reinsurance programs implemented in 2016 performed as expected, and reduced the volatility of the Company's quarterly earnings. The actuarial analysis of the Company’s carried reserves at December 31, 2017 indicated that they were in the upper third of the range of reasonable reserves.
The loss and settlement expense ratio for the property and casualty insurance segment decreased to 64.1 percent in 2017 from 64.5 percent in 2016.  Lower catastrophe and storm losses and an improvement in the underlying loss and settlement expense ratio were the primary drivers of the decline in the loss and settlement expense ratio. Catastrophe and storm losses, net of the amounts ceded to Employers Mutual under the inter-company reinsurance program, accounted for 6.3 percentage points of the loss and settlement expense ratio in 2017, compared to 7.7 percentage points in 2016. The property and casualty insurance subsidiaries ceded $19.2 million of catastrophe and storm losses to Employers Mutual under the inter-company reinsurance program in 2017, compared to $7.5 million in 2016. Taking the loss recoveries and the premiums paid to Employers Mutual into consideration, the inter-company reinsurance program reduced the property and casualty insurance segment's loss and settlement expense ratios by 3.1 and 0.5 percentage points for the years ended December 31, 2017 and 2016, respectively. The inter-company reinsurance program was renewed for 2018. The only change was a $2 million increase in the retention amount under the treaty covering the first half of the year (from $20.0 million to $22.0 million). The cost of the program remained at $7.4 million. The underlying loss and settlement expense ratio improved during the second half of 2017, primarily reflecting reductions in the current accident year ultimate loss and settlement expense ratio projections in the commercial property and other liability lines of business. The commercial auto and personal lines of business, which posted loss and settlement expense ratios of 85.4 percent and 72.1 percent, respectively, in 2017, continued to underperform. Management continued to devote a significant amount of time and effort to the initiatives that had been undertaken to improve the performance of these lines of business, including rate increases and more selective risk selection.

Favorable development on the property and casualty insurance segment's prior years' reserves totaled $15.7 million and $24.4 million in 2017 and 2016, respectively. Included in the development amount reported for 2017 was $4.5 million of adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured. Under the new reserving methodology implemented in the third quarter of 2016, development on prior accident years' reserves was determined primarily by changes in the prior accident years' ultimate loss and settlement expense ratio projections established by management. As a result, the explicit drivers of development on prior years' reserves were identifiable beginning in 2017. Due to additional insights gained and the adjustments made under the new reserving methodology during 2017, the magnitude of favorable development reported in future periods was expected to be somewhat less than what had been observed in recent periods. For a detailed discussion of the development experienced on prior accident years’ reserves during 2017 and 2016, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item 1 of this Form 10-K.
The loss and settlement expense ratio for the reinsurance segment increased to 88.3 percent in 2017 from 68.1 percent in 2016.  The large increase was primarily due to a significant increase in catastrophe and storm losses, which accounted for 22.4 percentage points of the loss and settlement expense ratio in 2017 compared to just 9.3 percentage points in 2016. Gross losses from Hurricanes Harvey, Irma and Maria were estimated to be approximately $9.0 million, $7.0 million and $3.5 million, respectively, and the aggregate losses from the California wildfires were estimated at approximately $9.5 million. The reinsurance subsidiary ceded $16.8 million and ($467,000) of catastrophe and storm losses to Employers Mutual under the inter-company reinsurance program in 2017 and 2016, respectively. Taking the loss recoveries and the premiums paid to Employers Mutual into consideration, the inter-company reinsurance program reduced the reinsurance segment's loss and settlement expense ratio by 9.0 percentage points for the year ended December 31, 2017, but increased it by 2.8 percentage points in 2016. The inter-company reinsurance program was renewed for 2018. The only change was a $400,000 increase in the cost of the program.
Aside from catastrophe and storm losses, the remaining increase in the reinsurance segment's loss and settlement expense ratio was due to a decline in favorable development on prior years' reserves. It was expected that future development would still be favorable, but less so than what had been observed in the recent past, and closer to neutral. For a detailed discussion of the development experienced on prior accident years’ reserves during 2017 and 2016, see the discussion entitled “Loss and Settlement Expense Reserves” under the “Narrative Description of Business” heading in the Business Section under Part I, Item 1 of this Form 10-K.

Acquisition and other expenses
Acquisition and other expenses increased 0.9 percent to $198.4 million in 2017 from $196.6 million in 2016.  The acquisition expense ratio decreased to 32.7 percent in 2017 from 33.2 percent in 2016.  Both segments contributed to the decrease in this ratio. To remain competitive in the quickly changing insurance market and achieve management's goal of being a leader in innovation, upgrades were being made to the Company's systems and additional team members with the skills necessary to meet these objectives were being hired. As a result, the Company's acquisition expense ratio was projected to increase in 2018.
The acquisition expense ratio for the property and casualty insurance segment decreased to 35.3 percent in 2017 from 35.8 percent in 2016.  This decrease was primarily attributed to a decline in policyholder dividend expense, largely from a couple of the pool participants' safety dividend groups. Partially offsetting the decrease were higher expenses for agents' contingent commissions, data analytics initiatives, and salaries.
The acquisition expense ratio for the reinsurance segment decreased to 23.6 percent in 2017 from 24.3 percent in 2016.  This decrease reflected a shift in the mix of business towards excess of loss contracts from pro rata contracts, as pro rata contracts typically have higher commission rates. The decrease also reflected declines in salary and benefit expenses (inclusive of bonuses) and contingent commissions.

Investment results
Net investment income decreased 4.2 percent to $45.5 million in 2017 from $47.5 million in 2016.  The decrease primarily reflected a lower book yield in the fixed maturity portfolio and a decline in dividend income. Current interest rate levels remained below the average book yield of the fixed maturity portfolio, and would therefore likely continue to limit future growth in net investment income. The average coupon rate on the fixed maturity portfolio, excluding interest-only securities, declined slightly over the past year, coming in at 3.7 percent at December 31, 2017 compared to 3.8 percent at December 31, 2016 and 3.9 percent at December 31, 2015.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, also declined slightly to 5.0 at December 31, 2017 from 5.2 at December 31, 2016. The Company’s equity portfolio produced dividend income of $6.0 million in 2017, compared to $6.9 million in 2016.
The Company reported net realized investment gains of $6.6 million in 2017, compared to $4.1 million in 2016.  Included in these amounts were losses of $6.3 million in both 2017 and 2016 from declines in the carrying value of a limited partnership that the Company invested in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). The Company recognized "other-than-temporary" impairment losses of $1.1 million and $1.3 million during 2017 and 2016, respectively. With the exception of a $209,000 impairment loss recorded in 2016 on a new investment that conveys investment tax credits (included in other long-term investments), these impairment losses were recognized on securities held in the Company's equity portfolio.

Other income
Other income totaled $4.8 million in 2017 compared to $5.8 million in 2016. Other income reported for both years included net periodic postretirement benefit income resulting from the amortization of a large prior service credit that resulted from an amendment of Employers Mutual's postretirement medical plan in the fourth quarter of 2013. This prior service credit was recognized in accumulated other comprehensive income in the fourth quarter of 2013, and was being amortized out of accumulated other comprehensive income and into net income over a period of 10 years. The 2017 amount included $5.1 million of net periodic pension and postretirement benefit income and $1.6 million of foreign currency exchange losses recognized on the reinsurance segment’s foreign currency denominated reinsurance business.  The 2016 amount included $4.8 million of net periodic pension and postretirement benefit income and $356,000 of foreign currency exchange gains, respectively.

Income tax
Income tax expense decreased 96.6 percent to $578,000 in 2017 from $17.0 million in 2016.  As noted above, the TCJA was signed into law on December 22, 2017, lowering the federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. Companies were required to calculate deferred taxes using tax rates expected to be in effect when tax timing differences reversed, which, as of December 22, 2017, was now 21 percent rather than the previous 35 percent. The Company was in a net deferred tax liability position on the date of enactment, which meant that the reduction in the tax rate resulted in a lower deferred tax liability. This reduction in the deferred tax liability ($9.1 million) was reflected as a deferred income tax benefit in the fourth quarter. Including this deferred income tax benefit, the effective tax rate for 2017 was 1.5 percent, and was expected to be in the mid-teens in future years compared to the upper twenties historically. Excluding this deferred income tax benefit, the effective tax rate for 2017 was 24.2 percent, compared to 26.9 percent in 2016. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 35 percent were tax-exempt interest income earned, the dividends received deduction, and, especially in 2016, investment tax credits recognized from renewable energy tax credit investments ($672,000 in 2017 and $1.4 million in 2016).

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $71.8 million in 2018, $58.9 million in 2017 and $83.4 million in 2016.  The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies. Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.

The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders, the funding of the Company’s stock repurchase program and, in 2019, expenses associated with evaluating and responding to Employers Mutual's non-binding indicative proposal to purchase all of the common stock of the Company not already owned by Employers Mutual.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2019 without prior regulatory approval is approximately $48.0 million.  The Company received $21.1 million, $5.7 million and $9.7 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $19.1 million, $18.0 million and $16.2 million in 2018, 2017 and 2016, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At December 31, 2018 and 2017, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $7.7 million and $17.3 million, respectively. The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated.  The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $19.3 million and $13.6 million in other long-term investments at December 31, 2018 and 2017, respectively, which primarily consist of holdings in limited partnerships, and privately placed common and non-redeemable convertible preferred stock in start-up technology companies with ties to the insurance industry. The equity method of accounting is used for these investments, with changes in the carrying value recorded as realized investment gains (losses). During 2018 and 2017, the Company invested additional funds of $7.5 million and $5.8 million, respectively, into a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio (the 2018 contribution amount includes $2.3 million of gains realized from the program that were reinvested). Also included in other long-term investments are holdings in limited liability companies that convey renewable energy tax credits that are carried at amortized cost. After reductions for the utilization of the tax credits and impairment losses, the carrying values of these investments totaled $2.2 million and $1.5 million at December 31, 2018 and 2017, respectively.

The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company's receivable under reverse repurchase agreements was $0 and $16.5 million at December 31, 2018 and 2017, respectively.
The Company’s cash balance was $337,000 and $347,000 at December 31, 2018 and 2017, respectively.
Employers Mutual contributed $8.0 million, $7.0 million and $9.0 million to its qualified pension plan in 2018, 2017 and 2016, respectively, and plans to contribute approximately $7.0 million to the qualified pension plan in 2019. The Company reimbursed Employers Mutual $2.4 million, $2.1 million and $2.7 million for its share of the pension contributions in 2018, 2017 and 2016, respectively. Employers Mutual did not make any contributions to its postretirement benefit plans during 2018, 2017, or 2016, and does not expect to make any contributions in 2019 due to the plan amendment that was announced during 2013.

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  All of the Company’s property and casualty insurance subsidiaries were well under this guideline at December 31, 2018.
The Company’s insurance subsidiaries are required to maintain a certain minimum level of surplus on a statutory basis, and are subject to regulations under which the payment of dividends from statutory surplus is restricted and may require prior approval of their domiciliary insurance regulatory authorities.  The Company’s insurance subsidiaries are also subject to annual Risk Based Capital (RBC) requirements that may further impact their ability to pay dividends.  RBC requirements attempt to measure minimum statutory capital needs based upon the risks in a company’s mix of products and investment portfolio.  At December 31, 2018, the Company’s insurance subsidiaries had total adjusted statutory capital of $527.1 million, which is well in excess of the minimum risk-based capital requirement of $101.9 million.
The Company’s total cash and invested assets at December 31, 2018 and 2017 are summarized as follows:

	December 31, 2018
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,273,132	$1,282,909	$1,282,909	83.0%
Equity investments, at fair value	160,371	215,363	215,363	13.9%
Cash	337	337	337	—%
Short-term investments	28,204	28,204	28,204	1.8%
Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200	0.1%
Other long-term investments	19,316	XXXX	19,316	1.2%
	$1,482,560	XXXX	$1,547,329	100.0%

	December 31, 2017
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,253,166	$1,275,016	$1,275,016	82.8%
Equity securities available-for-sale	144,274	228,115	228,115	14.8%
Cash	347	347	347	—%
Short-term investments	23,613	23,613	23,613	1.5%
Other long-term investments	13,648	XXXX	13,648	0.9%
	$1,435,048	XXXX	$1,540,739	100.0%

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes was increased to 2.73 percent from 1.35 percent effective February 1, 2018. Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s earned surplus and are subject to prior approval by the insurance commissioners of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $654,000 in 2018 and $337,000 in 2017 and 2016.  The Company’s property and casualty insurance subsidiaries received approval for the payment of the interest expense incurred for calendar year 2018, which was paid at the end of 2018.
As of December 31, 2018, the Company had no material commitments for capital expenditures.

Off-Balance Sheet Arrangements
Employers Mutual collects from agents, policyholders and ceding companies all premiums written associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts protecting the pool participants and the reinsurance subsidiary, as well as the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the external reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the external reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the underlying coverage periods, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the external reinsurance companies. Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $414,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

Investment Impairments and Considerations
At December 31, 2018, the Company had unrealized losses on fixed maturity securities available-for-sale as presented in the following table.  The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security.  None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at December 31, 2018.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $8.6 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on fixed maturity securities available-for-sale are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.
Following is a schedule of the length of time fixed maturity securities available-for-sale have continuously been in an unrealized loss position as of December 31, 2018.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$—	$—	$8,021	$118	$8,021	$118
U.S. government-sponsored agencies	14,620	20	92,603	1,498	107,223	1,518
Obligations of states and political subdivisions	—	—	14,498	451	14,498	451
Commercial mortgage-backed	2,021	21	24,222	741	26,243	762
Residential mortgage-backed	16,852	145	45,597	2,147	62,449	2,292
Other asset-backed	4,810	147	11,691	888	16,501	1,035
Corporate	198,030	2,996	45,734	1,764	243,764	4,760
Total fixed maturity securities	$236,333	$3,329	$242,366	$7,607	$478,699	$10,936

Following is a schedule of the maturity dates of the fixed maturity securities presented in the above table.

($ in thousands)	Book value	Fair value	Gross unrealized loss
Due in one year or less	$14,749	$14,714	$35
Due after one year through five years	102,846	101,473	1,373
Due after five years through ten years	153,139	150,109	3,030
Due after ten years	125,874	122,458	3,416
Securities not due at a single maturity date	93,027	89,945	3,082
	$489,635	$478,699	$10,936

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At December 31, 2018, the Company held $4.2 million of non-investment grade fixed maturity securities in a net unrealized loss position of $421,000.

Following is a schedule of gross realized losses recognized in 2018 on fixed maturity securities available-for-sale.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$11,978	$11,791	$187	$—	$187
Over three months to six months	6,769	6,513	256	—	256
Over six months to nine months	21,014	20,368	646	—	646
Over nine months to twelve months	49,171	47,362	1,809	—	1,809
Over twelve months	298,216	282,242	15,974	—	15,974
Subtotal, fixed maturity securities	$387,148	$368,276	$18,872	$—	$18,872

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The following table reflects the Company's contractual obligations as of December 31, 2018. Included in the table are the estimated payments that the Company expects to make in the settlement of its 30.0 percent aggregate participation percentage of the pool participants' loss and settlement expense reserves, and with respect to its long-term debt. The Company does not have any lease agreements, but Employers Mutual has entered into leases for 16 branch and service office facilities, the costs of which are charged to the pool and allocated among the pool participants based on their respective participation interests.

	Payments due by period
($ in thousands)	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Contractual obligations
Loss and settlement expense reserves[1]	$777,190	$313,541	$298,556	$90,996	$74,097
Long-term debt[2]	25,000	—	—	—	25,000
Interest expense on long-term debt[3]	6,826	683	1,365	1,365	3,413
Total	$809,016	$314,224	$299,921	$92,361	$102,510
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

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $615,000 and $706,000 as of December 31, 2018 and 2017, respectively.  Premium tax offsets of $809,000 and $897,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2018 and 2017, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities. The Company had accrued estimated second-injury fund assessments of $2.4 million and $2.0 million as of December 31, 2018 and 2017, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2018.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2018 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

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

December 31, 2018	Estimated fair value	Hypothetical change in interest rate (bp=basis points)	Estimated fair value after hypothetical change in interest rate	Hypothetical percentage increase (decrease) in stockholders' equity
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,021	200 bp decrease	$8,696	0.09%
		100 bp decrease	8,351	0.05%
		100 bp increase	7,706	(0.04)%
		200 bp increase	7,405	(0.09)%

U.S. government-sponsored agencies	$304,479	200 bp decrease	$317,031	1.75%
		100 bp decrease	314,247	1.36%
		100 bp increase	282,965	(3.00)%
		200 bp increase	259,332	(6.30)%

Obligations of states and political subdivisions	$283,651	200 bp decrease	$309,231	3.57%
		100 bp decrease	296,077	1.74%
		100 bp increase	271,067	(1.76)%
		200 bp increase	257,681	(3.63)%

Commercial mortgage-backed	$84,379	200 bp decrease	$96,524	1.70%
		100 bp decrease	90,201	0.81%
		100 bp increase	79,010	(0.75)%
		200 bp increase	74,056	(1.44)%

Residential mortgage-backed	$162,137	200 bp decrease	$186,112	3.35%
		100 bp decrease	173,476	1.58%
		100 bp increase	152,109	(1.40)%
		200 bp increase	143,156	(2.65)%

Other asset-backed	$20,834	200 bp decrease	$23,095	0.32%
		100 bp decrease	21,918	0.15%
		100 bp increase	19,834	(0.14)%
		200 bp increase	18,911	(0.27)%

Corporate	$419,408	200 bp decrease	$454,166	4.85%
		100 bp decrease	436,602	2.40%
		100 bp increase	402,691	(2.33)%
		200 bp increase	386,861	(4.54)%

Total fixed maturity securities	$1,282,909	200 bp decrease	$1,394,855	15.63%
		100 bp decrease	1,340,872	8.09%
		100 bp increase	1,215,382	(9.43)%
		200 bp increase	1,147,402	(18.92)%

The Company monitors interest rate risk through an analysis of interest rate simulations, and adjusts the average duration of its fixed maturity portfolio by investing in either longer or shorter-term instruments given the results of interest rate simulations and judgments of cash flow needs.  The effective duration of the Company’s fixed maturity portfolio, excluding interest-only securities, was 4.9 at December 31, 2018.
The valuation of the Company’s marketable equity portfolio is subject to equity price risk.  In general, equities have more year-to-year price variability than bonds.  However, returns from equity securities have consistently been higher over longer time frames.  The Company invests in a diversified portfolio of readily marketable equity securities.  A hypothetical 10 percent decrease in the S&P 500 index as of December 31, 2018 would result in a corresponding pre-tax decrease in the fair value of the Company’s equity portfolio of approximately $18.5 million. The Company has an equity tail-risk hedging strategy in place to protect it from significant monthly downside price volatility in the equity markets. The cost of this protection (recorded as a realized investment loss) totaled $2.7 million during 2018. This hedging strategy may be discontinued in the future depending on market conditions and/or the cost of the protection.
Fixed maturity securities held by the Company generally have an investment quality rating of “A” or better by independent rating agencies.  The following table shows the composition of the Company’s fixed maturity securities, by rating, as of December 31, 2018.

($ in thousands)	Securities available-for-sale (at fair value)
December 31, 2018	Amount	Percent
Rating:
AAA	$626,892	48.9%
AA	281,931	22.0%
A	289,755	22.6%
BAA	80,118	6.2%
BA	4,140	0.3%
B	—	—%
CAA	73	—%
Total fixed maturities	$1,282,909	100.0%

Ratings for preferred stocks and fixed maturity securities are assigned by nationally recognized statistical rating organizations ("NRSRO").  NRSRO rating processes seek to evaluate the quality of a security by examining the factors that affect returns to investors.  NRSRO ratings are based on quantitative and qualitative factors, as well as the economic, social and political environment in which the issuing entity operates.  For further discussion of credit risk and related topics (i.e., unrealized losses, assessing "other-than-temporary" impairment losses, and non-investment grade securities held by the Company in its fixed maturity securities available-for-sale portfolio) see the section entitled "Investment Impairments and Considerations” within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Municipal fixed maturity securities, including taxable, tax-exempt and pre-refunded securities, totaled $283.7 million as of December 31, 2018.  Municipal securities are well diversified between general obligation and revenue bonds, as well as geographically.  The Company’s credit analysis of municipal securities is predominantly based on the underlying credit quality of the obligor.  Therefore, although a portion of the Company’s municipal securities are guaranteed by financial guaranty insurers, reliance is placed on the underlying obligor to pay all contractual cash flows.  The ratings of insured municipal securities generally reflect the rating of the underlying primary obligor.  The average quality of the municipal fixed maturity securities portfolio is Aa1/AA+ with over 98 percent of securities rated A3/A- or higher.  Approximately $25.0 million of the Company’s municipal securities have been pre-refunded, which means that funds have been set aside in escrow to satisfy the future interest and principal obligations of the securities.
Prepayment risk refers to changes in prepayment patterns that can shorten or lengthen the expected timing of principal repayments and thus the average life and the effective yield of a security.  Such risk exists within the portfolio of mortgage-backed securities.  Prepayment risk is monitored regularly through the analysis of interest rate simulations.  At December 31, 2018, the effective duration of the mortgage-backed securities, excluding interest-only securities, is 7.7 with an average life of 10.0 years and a yield to worst of 3.5 percent.  At December 31, 2017, the effective duration of the mortgage-backed securities, excluding interest-only securities, was 6.9, with an average life of 8.6 years and a yield to worst of 3.1 percent.

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
Management assessed the effectiveness of the Company’s internal control over financial reporting based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria).  Based on this assessment, management believes that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm

 To the Stockholders and the Board of Directors of EMC Insurance Group Inc.

Opinion on Internal Control over Financial Reporting
We have audited EMC Insurance Group Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, EMC Insurance Group Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated March 6, 2019 expressed an unqualified opinion thereon.

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
March 6, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of EMC Insurance Group Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of EMC Insurance Group Inc. and Subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations and the Treadway Commission (2013 framework), and our report dated March 6, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-01

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for the recognition and measurement of certain financial instruments in 2018 due to the adoption of ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities.

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

Des Moines, Iowa
March 6, 2019

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2018	2017
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,273,132 and $1,253,166)	$1,282,909	$1,275,016
Equity investments, at fair value (cost $160,371 and $144,274)	215,363	228,115
Equity investments, at alternative measurement of cost less impairments	1,200	—
Other long-term investments	19,316	13,648
Short-term investments	28,204	23,613
Total investments	1,546,992	1,540,392

Cash	337	347
Reinsurance receivables due from affiliate	37,361	31,650
Prepaid reinsurance premiums due from affiliate	8,789	12,789
Deferred policy acquisition costs (affiliated $44,440 and $40,848)	44,760	41,114
Amounts due from affiliate to settle inter-company transaction balances	5,154	—
Prepaid pension and postretirement benefits due from affiliate	17,691	20,683
Accrued investment income	10,468	11,286
Amounts receivable under reverse repurchase agreements	—	16,500
Accounts receivable	1,658	1,604
Income taxes recoverable	6,697	—
Goodwill	942	942
Other assets (affiliated $4,510 and $4,423)	4,629	4,633
Total assets	$1,685,478	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
($ in thousands, except share and per share amounts)	2018	2017
LIABILITIES
Losses and settlement expenses (affiliated $771,872 and $726,413)	$777,190	$732,612
Unearned premiums (affiliated $267,064 and $256,434)	268,511	257,797
Other policyholders' funds (all affiliated)	8,807	10,013
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	—	367
Pension benefits payable to affiliate	4,070	4,185
Income taxes payable	—	544
Deferred income taxes	4,908	15,020
Other liabilities (affiliated $31,121 and $27,520)	31,210	32,556
Total liabilities	1,119,696	1,078,094

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,615,105 shares in 2018 and 21,455,545 shares in 2017	21,615	21,455
Additional paid-in capital	128,451	124,556
Accumulated other comprehensive income	1,620	83,384
Retained earnings	414,096	374,451
Total stockholders' equity	565,782	603,846
Total liabilities and stockholders' equity	$1,685,478	$1,681,940
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year ended December 31,
($ in thousands, except share and per share amounts)	2018	2017	2016
REVENUES
Premiums earned (affiliated $640,119, $603,233 and $586,609)	$645,183	$607,158	$592,408
Net investment income	47,637	45,479	47,490
Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments	(41,252)	6,556	4,074
Other income (affiliated $8,667, $5,255 and $5,830)	9,159	4,764	5,820
Total revenues	660,727	663,957	649,792

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $454,293, $417,259 and $385,708)	457,159	421,969	386,897
Dividends to policyholders (all affiliated)	9,209	7,610	13,800
Amortization of deferred policy acquisition costs (affiliated $114,468, $107,854 and $106,931)	115,803	108,910	108,403
Other underwriting expenses (affiliated $88,930, $82,044 and $74,370)	88,824	81,918	74,421
Interest expense (all affiliated)	654	337	337
Other expenses (affiliated $2,129, $1,825 and $1,860)	3,754	3,397	2,727
Total losses and expenses	675,403	624,141	586,585
Income (loss) before income tax expense (benefit)	(14,676)	39,816	63,207

INCOME TAX EXPENSE (BENEFIT)
Current	(1,225)	8,004	18,061
Deferred	(5,983)	(7,426)	(1,057)
Total income tax expense (benefit)	(7,208)	578	17,004
Net income (loss)	$(7,468)	$39,238	$46,203

Net income (loss) per common share - basic and diluted	$(0.35)	$1.84	$2.20

Average number of common shares outstanding - basic and diluted	21,549,436	21,326,358	21,006,302
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year ended December 31,
($ in thousands)	2018	2017	2016
Net income (loss)	$(7,468)	$39,238	$46,203

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income tax expense (benefit) of $(6,429), $14,688 and $(2,092)	(24,192)	27,278	(3,885)
Reclassification adjustment for net realized investment (gains) losses included in net income, net of income tax (expense) benefit of $3,895, $(4,483) and $(3,628)	14,653	(8,326)	(6,736)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(573), $(587) and $(457):
Net actuarial loss	333	958	1,549
Prior service credit	(2,489)	(2,047)	(2,399)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(2,156)	(1,089)	(850)
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income tax expense (benefit) of $(1,022), $1,507 and $(474):
Net actuarial gain (loss)	(4,885)	5,571	(542)
Prior service credit (cost)	1,050	96	(339)
Total change in funded status of affiliate's pension and postretirement benefit plans	(3,835)	5,667	(881)

Other comprehensive income (loss)	(15,530)	23,530	(12,352)

Total comprehensive income (loss)	$(22,998)	$62,768	$33,851
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total stockholders' equity
Balance at December 31, 2015	$20,781	$108,747	$58,433	$336,977	$524,938
Issuance of common stock through stock plans	459	10,611			11,070
Repurchase of common stock	(17)	(366)			(383)
Increase resulting from stock-based compensation expense		62			62
Other comprehensive income (loss)			(12,352)		(12,352)
Net income (loss)				46,203	46,203
Dividends paid to public stockholders ($.78 per share)				(7,014)	(7,014)
Dividends paid to affiliate ($.78 per share)				(9,182)	(9,182)
Balance at December 31, 2016	21,223	119,054	46,081	366,984	553,342
Issuance of common stock through stock plans	300	7,227			7,527
Repurchase of common stock	(68)	(1,790)			(1,858)
Increase resulting from stock-based compensation expense		65			65
Other comprehensive income (loss)			23,530		23,530
Net income (loss)				39,238	39,238
Dividends paid to public stockholders ($.85 per share)				(7,992)	(7,992)
Dividends paid to affiliate ($.85 per share)				(10,006)	(10,006)
Reclassification of tax effects from accumulated other comprehensive income resulting from TCJA			13,773	(13,773)	—
Balance at December 31, 2017	21,455	124,556	83,384	374,451	603,846
Cumulative adjustment for adoption of financial instruments recognition and measurement changes			(66,234)	66,234	—
Issuance of common stock through stock plans	216	5,210			5,426
Repurchase of common stock	(56)	(1,399)			(1,455)
Increase resulting from stock-based compensation expense		84			84
Other comprehensive income (loss)			(15,530)		(15,530)
Net income (loss)				(7,468)	(7,468)
Dividends paid to public stockholders ($.89 per share)				(8,644)	(8,644)
Dividends paid to affiliate ($.89 per share)				(10,477)	(10,477)
Balance at December 31, 2018	$21,615	$128,451	$1,620	$414,096	$565,782
All affiliated balances presented above are the result of related party transactions with Employers Mutual.
See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
($ in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(7,468)	$39,238	$46,203
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $45,459, $40,880 and $14,364)	44,578	42,080	11,758
Unearned premiums (affiliated $9,057, $12,752 and $5,045)	10,714	12,912	5,450
Other policyholders' funds due to affiliate	(1,206)	(3,055)	4,347
Amounts due to/from affiliate to settle inter-company transaction balances	(5,521)	(10,855)	4,814
Net pension and postretirement benefits due from affiliate	(4,709)	(2,783)	(3,045)
Reinsurance receivables due from affiliate	(5,711)	(10,324)	2,910
Prepaid reinsurance premiums due from affiliate	4,000	(3,480)	(2,746)
Commissions payable (affiliated $1,887, $981 and $(1,662))	1,921	903	(1,697)
Deferred policy acquisition costs (affiliated $(3,592), $(188) and $(125))	(3,646)	(175)	(219)
Accrued investment income	818	(236)	(261)
Current income tax	(7,241)	(1,815)	8,512
Deferred income tax	(5,983)	(7,426)	(1,057)
Net realized investment gains (losses) and, beginning in 2018, change in unrealized investment gains on equity investments	41,252	(6,556)	(4,074)
Other, net (affiliated $1,711, $(1,058) and $960)	9,972	10,474	12,539
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	79,238	19,664	37,231
Net cash provided by operating activities	$71,770	$58,902	$83,434
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

	Year ended December 31,
($ in thousands)	2018	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	$(496,987)	$(310,684)	$(403,134)
Disposals of fixed maturity securities available-for-sale	445,268	235,626	330,239
Purchases of equity investments	(90,137)	(62,939)	(63,683)
Disposals of equity investments	79,492	83,256	71,106
Purchases of other long-term investments	(13,934)	(14,782)	(8,720)
Disposals of other long-term investments	7,759	3,433	571
Net (purchases) disposals of short-term investments	(4,591)	16,057	(1,071)
Net receipts (disbursements) under reverse repurchase agreements	16,500	3,500	(3,150)
Net cash used in investing activities	(56,630)	(46,533)	(77,842)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	5,426	7,527	11,070
Repurchase of common stock	(1,455)	(1,858)	(383)
Dividends paid to stockholders (affiliated $(10,477), $(10,006) and $(9,182))	(19,121)	(17,998)	(16,196)
Net cash used in financing activities	(15,150)	(12,329)	(5,509)
NET INCREASE (DECREASE) IN CASH	(10)	40	83
Cash at the beginning of the year	347	307	224
Cash at the end of the year	$337	$347	$307

Income taxes paid	$2,393	$9,820	$13,967
Interest paid to affiliate	$654	$337	$337
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
The Company writes property and casualty insurance in both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts; however, on October 29, 2018, the Company, Employers Mutual and their subsidiary insurance companies (collectively the "EMC Insurance Companies") announced that they had made a strategic decision to exit personal lines business so that more time and resources can be dedicated to the commercial, reinsurance and life business. Approximately 36 percent of the premiums written are in Iowa and contiguous states. The Company’s reinsurance business is primarily written through a quota share reinsurance agreement with Employers Mutual. A small portion of the assumed reinsurance business is written on a direct basis, outside the quota share reinsurance agreement.

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

Accounting Pronouncements Adopted
In January 2016, the Financial Accounting Standards Board (FASB) updated its guidance related to Financial Instruments-Overall Subtopic 825-10 of the Accounting Standards CodificationTM (Codification or ASC). The objective of this update is to enhance the reporting model for financial instruments to provide financial statement users with more decision-useful information. The major change in reporting from this update is a requirement that equity investments (excluding those accounted for under the equity method of accounting or those that are consolidated) be measured at fair value, with changes in fair value recognized in net income. Equity investments that do not have a readily determinable fair value may be measured at estimated fair value or cost less impairment. All of the Company's common and preferred stock equity investments were already measured at fair value, as they were classified as available-for-sale with changes in fair value recognized in other comprehensive income (excludes those investments that were consolidated and those that were accounted for under the equity method of accounting). The Company adopted this guidance on January 1, 2018, recording a cumulative-effect adjustment that moved $66.2 million from accumulated other comprehensive income to retained earnings, which is the amount of net unrealized investment gains on available-for-sale equity securities as of December 31, 2017, net of deferred income taxes. Management uses the equity method of accounting for a few holdings in privately placed common and non-redeemable convertible preferred stock investments in start-up technology companies with ties to the insurance industry, as well as for an investment company limited partnership in which the Company has a minor ownership interest (these investments are classified as other long-term investments). In connection with the adoption of this new guidance, beginning January 1, 2018, the equity adjustments for these investments are being reported as realized investment gains and losses on other long-term investments, rather than net investment income.

In March 2017, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the presentation of net periodic pension and postretirement benefit costs by disaggregating the components of these expenses (disclosing the service cost component separately from the other components) for income statement reporting, if a subtotal of income from operations is presented. The Company does not report a subtotal of income from operations in its financial statements. Also included in this update is a prohibition against including components of the net periodic pension and postretirement benefit costs, other than the service cost component, in any capitalized assets. In conjunction with the adoption of this updated guidance, management elected to begin reporting all components of net periodic pension and postretirement benefit income, other than the service cost component, as other income in the consolidated statements of income. The service cost component continues to be reported in other underwriting expenses. This change in reporting was applied retrospectively for comparison purposes and did not impact the net income (loss) amounts reported, as other income and other underwriting expenses increased by the same amount ($7.5 million, $5.1 million and $4.8 million for the years ended December 31, 2018, 2017 and 2016, respectively). The prohibition against including net periodic pension and postretirement benefit costs, other than the service cost component, in capitalized assets was adopted prospectively on January 1, 2018. The impact of the exclusion of these costs from capitalized assets resulted in a negligible impact on the deferred policy acquisition cost asset calculation at December 31, 2018 compared to that which would have been calculated previously.
In August 2018, the FASB issued updated guidance related to Fair Value Measurement Topic 820 of the ASC. The objective of this update is to improve the effectiveness of disclosures in the notes to financial statements as part of the FASB's disclosure framework project. As it relates to the Company's footnote disclosures, this update removes disclosure of the amount of, and reasons for, transfers between Level 1 and Level 2 of the fair value hierarchy, as well as the policy for timing of transfers between levels, but adds disclosure of the amount of unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements still held at the end of the reporting period. The Company adopted these disclosure modifications in 2018.
In August 2018, the FASB issued updated guidance in Compensation-Retirement Benefits Topic 715 of the ASC. The objective of this update is to improve the effectiveness of disclosures in the notes to financial statements as part of the FASB's disclosure framework project. As it relates to the Company's footnote disclosures, this update adds to the annual disclosures the weighted-average crediting rate used in Employers Mutual's pension plans, and requires explanations for significant gains and losses in the benefit obligations of Employers Mutual's pension and postretirement benefit plans. This update removes from the Company's annual disclosures the amounts in accumulated other comprehensive income for pension and postretirement benefit plans expected to be recognized as components of net periodic benefit cost in the next fiscal year. The Company adopted these disclosure modifications in 2018.

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
Costs related to the acquisition of insurance contracts are deferred and amortized to expense as the associated premium revenue is recognized.  Only incremental costs and costs directly related to the successful acquisition of new or renewal insurance contracts are capitalized.  Accordingly, acquisition costs consist of commissions, premium taxes, and salary and benefit expenses (beginning in 2018, only the service cost component is included from the pension and postretirement benefit plans) of employees directly involved in the underwriting of insurance policies that are successfully issued.

The method followed in computing deferred policy acquisition costs limits the amount of such deferred costs to the estimated realizable value.  In determining estimated realizable value, the computation gives effect to the premium to be earned, related investment income, anticipated losses and settlement expenses, anticipated policyholder dividends, and certain other costs expected to be incurred to administer the insurance policies as the premium is earned.  The anticipated losses and settlement expenses are not discounted and are based on the Company’s projected loss and settlement expense ratios for the next twelve months, which include catastrophe loads based on historical results adjusted for recent trends.  The occurrence of a significant catastrophic event, and/or the accumulation of catastrophe losses would not have a direct impact on the determination of premium deficiencies; however, such occurrences would be included in the historical results that are used to establish the catastrophe loads.  A premium deficiency is first recognized by expensing the amount of unamortized deferred policy acquisition costs necessary to eliminate the deficiency.  If the premium deficiency is greater than the unamortized deferred policy acquisition costs, a liability is accrued for the excess deficiency.  The Company did not record a premium deficiency for the years ended December 31, 2018, 2017 or 2016.
Certain commercial lines of business written by the property and casualty insurance subsidiaries, including workers’ compensation, are eligible for policyholder dividends in accordance with provisions of the underlying insurance policies.  Net premiums written subject to policyholder dividends represented approximately 32 percent and 26 percent of the property and casualty insurance subsidiaries’ total net commercial line premiums written in 2018 and 2017, respectively.  Policyholder dividends are accrued over the terms of the underlying policy periods.
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

Investments
Currently, all fixed maturity securities are classified as available-for-sale and are carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity, net of deferred income taxes.  Beginning January 1, 2018, equity securities (excluding those accounted for under the equity method of accounting or those that are consolidated) are measured at fair value, with changes in fair value recognized in net income. However, equity investments that do not have a readily determinable fair value are measured at cost less impairment. Prior to 2018, equity securities were classified as available-for-sale and were carried at fair value, with unrealized holding gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity, net of deferred income taxes.
Other long-term investments primarily consist of holdings in limited partnerships, and privately placed common and non-redeemable convertible preferred stock in start-up technology companies with ties to the insurance industry. The equity method of accounting is used for these investments, with changes in the carrying value recorded as realized investment gains (losses). Also included in other long-term investments are holdings in limited liability companies that convey renewable energy tax credits that are carried at amortized cost.
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

The Company uses independent pricing sources to obtain the estimated fair value of securities.  Fair values are based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of investment.  The fair values obtained from independent pricing sources are reviewed for reasonableness and any discrepancies are investigated for final valuation (see note 8). The Company uses the practical expedient of net asset value per share to measure fair value of its private equity arrangements (referred to as investment funds) and the pooled separate account investments in Employers Mutual's qualified pension plan (see notes 8 & 12).
Premiums and discounts on fixed maturity securities are amortized over the expected life of the security as an adjustment to yield using the effective interest method. Amortization of premiums and discounts on mortgage-backed securities incorporate prepayment assumptions to estimate expected lives.  Prepayment assumptions are reviewed quarterly and adjusted as necessary. Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first. Included in investments at December 31, 2018 and 2017 are securities on deposit with various regulatory authorities as required by law amounting to $11.6 million and $11.3 million, respectively.
The Company regularly monitors its investment portfolio for investments whose fair value is less than the carrying value for indications of “other-than-temporary” impairment (except for, beginning in 2018, equity securities carried at fair value, with changes in fair value recognized in net income).  Several factors are used to determine whether the carrying value of an individual investment has been “other-than-temporarily” impaired.  Such factors include, but are not limited to (1) the investment’s value and performance in the context of the overall markets, (2) length of time and extent the investment’s fair value has been below carrying value, (3) key corporate events, and (4) for fixed maturity securities, the amount of collateral available.  For fixed maturity securities, if the present value of cash flows expected to be collected is less than the amortized cost of the security, a credit loss is deemed to exist and the security is considered “other-than-temporarily” impaired.  The portion of the impairment related to a credit loss is recognized through earnings, and the portion of the impairment related to other factors, if any, is recognized through “other comprehensive income”. Alternatively, if the Company has the intent to sell a fixed maturity security that is in an unrealized loss position, or determines that it will "more likely than not" be required to sell a fixed maturity security that is in an unrealized loss position before recovery of its amortized cost basis, then the carrying value is reduced to fair value and the entire amount of the impairment is recognized through earnings.

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
In February 2018, the FASB issued updated guidance in Income Statement-Comprehensive Income Topic 220 of the ASC. The objective of this update was to allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (TCJA), and requires certain disclosures about the stranded tax effects. The Company adopted this guidance for the 2017 reporting period, and elected to transfer the stranded tax effects in accumulated other comprehensive income to retained earnings as reflected in the consolidated statements of stockholders' equity. The Company releases the tax effects in accumulated other comprehensive income on an individual unit of account basis.
An assessment of the Company’s current tax positions indicated no uncertainties that would warrant different recognition and valuation from that applied in the Company’s tax returns.

Stock-Based Compensation
The Company has a stock-based compensation plan for non-employee directors. Compensation expense under this plan is based upon the grant date fair value, and is recognized as the requisite service period is rendered. The Company has no other stock-based compensation plans of its own; however, Employers Mutual has several stock plans which utilize the common stock of the Company.  The Company receives the current fair value for all shares issued under Employers Mutual's plans, and a portion of the compensation expense recognized by Employers Mutual is allocated to the Company’s property and casualty insurance subsidiaries though their participation in the pooling agreement (see note 2).  For granted options and restricted stock awards, compensation expense is based upon the grant date fair value, and is recognized as the requisite service period is rendered. For granted restricted stock units, the expense is determined in accordance with the liability-based model, whereby Employers Mutual records a liability representing the current value of the Company's stock granted for the portion of the service period that has been rendered (both the liability and the resulting expense are allocated to the Company's property and casualty insurance subsidiaries through the pooling agreement). Excess tax benefits (deficiencies) related to non-qualified stock option activities allocated to the Company's property and casualty insurance subsidiaries through the pooling agreement are recognized through the consolidated statements of income as components of current and deferred income taxes, with the associated cash flows reflected as cash flows from operating activities. Because a portion of Employers Mutual’s stock compensation expense is reflected in the Company’s financial statements and issuances of the Company’s stock under Employers Mutual’s stock plans have an impact on the Company’s capital accounts, the disclosures required by the Compensation – Stock Compensation Topic 718 of the FASB ASC are included in the Company’s consolidated financial statements (see note 13).

Employee Retirement Plans
Employers Mutual has various employee benefit plans, including two defined benefit pension plans, and two postretirement benefit plans that provide retiree healthcare and life insurance benefits.  Although the Company has no employees of its own, it is responsible for its share of the plans' expenses and related prepaid assets and liabilities (the "funded status") as determined under the terms of the pooling agreement. Accordingly, the Company recognizes its share of the funded status of Employers Mutual’s pension and postretirement benefit plans on its balance sheet. In addition, the Company is responsible for its share of costs of these plans allocated by Employers Mutual to subsidiaries that do not participate in the pooling agreement (see note 2).

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

Off-Balance-Sheet Credit Exposure
Employers Mutual collects from agents, policyholders and ceding companies all premiums written associated with the insurance business produced by the pool participants and the assumed reinsurance business ceded to the reinsurance subsidiary. Employers Mutual also collects from its reinsurers all losses and settlement expenses recoverable under the reinsurance contracts protecting the pool participants and the reinsurance subsidiary (see note 2), as well as the fronting business ceded to the reinsurance subsidiary. Employers Mutual settles with the pool participants (monthly) and the reinsurance subsidiary (quarterly) the premiums written from these insurance policies and the paid losses and settlement expenses recoverable under the external reinsurance contracts, providing full credit for the premiums written and the paid losses and settlement expenses recoverable under the external reinsurance contracts generated during the period (not just the collected portion). Due to this arrangement, and since a significant portion of the premium balances are collected over the course of the underlying coverage periods, Employers Mutual carries a substantial receivable balance for insurance and reinsurance premiums in process of collection and, to a lesser extent, paid losses and settlement expenses recoverable from the external reinsurance companies. Any of these receivable amounts that are ultimately deemed to be uncollectible are charged-off by Employers Mutual and the expense is charged to the reinsurance subsidiary or allocated to the pool members on the basis of pool participation.  As a result, the Company has off-balance sheet arrangements with an unconsolidated entity that results in credit-risk exposures (Employers Mutual’s insurance and reinsurance premium receivable balances, and paid loss and settlement expense recoverable amounts) that are not reflected in the Company’s financial statements.  The average annual expense for such charge-offs allocated to the Company over the past ten years is $414,000.  Based on this historical data, this credit-risk exposure is not considered to be material to the Company’s results of operations or financial position and, accordingly, no loss contingency liability has been recorded.

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

Net Income Per Share - Basic and Diluted
The Company’s basic and diluted net income per share is computed by dividing net income by the weighted average number of common shares outstanding during each period.  As previously noted, the Company receives the current fair value for all shares issued under Employers Mutual’s stock plans.  As a result, with the exception of the immaterial number of shares of outstanding non-vested restricted stock issued to the Company's non-employee directors, the Company had no potential common shares outstanding during 2018, 2017 or 2016 that would have been dilutive to the calculation of net income per share. The outstanding non-vested restricted stock issued to the Company's non-employee directors is not material enough to produce a diluted net income per share different from the basic net income per share; therefore, the Company does not disclose an amount for the diluted weighted average number of common shares outstanding.

Goodwill
Goodwill represents the excess of cost over the fair value of net assets of acquired subsidiaries.  Goodwill is not amortized, but is instead subject to impairment if the carrying value of the goodwill exceeds the estimated fair value of net assets.  If the carrying amount of the reporting unit (including goodwill) exceeds the computed fair value, an impairment loss is recognized through the income statement equal to the excess amount, but not greater than the balance of the goodwill. Goodwill was not deemed to be impaired in 2018, 2017 or 2016.

Exit Cost Obligations
As noted earlier, on October 29, 2018, the EMC Insurance Companies announced that they had made a strategic decision to exit personal lines business. Personal lines premiums written represent approximately six percent of the Company's total premiums written. This exit process is expected to conclude during the first quarter of 2020, and is contained entirely within the property and casualty insurance segment. Over the course of this exit, the Company expects to incur, as its share through the pooling agreement, approximately $1.2 million of expense associated with severance costs, and $729,000 from the write-off of personal lines software that was in development. Total exit cost expenses recorded in 2018 were $967,000. Other related costs, including job search assistance, are deemed immaterial.

New Accounting Pronouncements Not Yet Adopted
In February 2016, the FASB issued updated guidance in Leases Topic 842 of the ASC, which supersedes the guidance in Leases Topic 840 of the ASC. The objective of this update is to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet, and disclosure of key information about leasing arrangements. This guidance is effective for interim and annual periods beginning after December 15, 2018, and is to be applied using a modified retrospective approach. Early adoption is permitted. The Company will adopt this guidance during the first quarter of 2019. Management's research of this guidance led to the conclusion that lease costs allocated to the Company through the pooling and quota share agreements can not be attributed to a specified asset, and therefore do not meet the definition of a leased asset contained in the guidance. As a result, adoption of this guidance will not have an impact on the Company's consolidated financial condition or net income.
In June 2016, the FASB issued updated guidance in Financial Instruments-Credit Losses Topic 326 of the ASC. The objective of this update is to provide information about expected credit losses on financial instruments and other commitments to extend credit. Specifically, this updated guidance replaces the current incurred loss impairment methodology, which delays recognition of a loss until it is probable a loss has been incurred, with a methodology that reflects expected credit losses considering a broader range of reasonable and supportable information. This guidance covers financial assets that are not accounted for at fair value through net income, thus is not applicable to the Company's equity investments. This guidance is effective for interim and annual periods beginning after December 15, 2019, and is to be applied with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (modified-retrospective approach). Early adoption is permitted, but only to fiscal years beginning after December 15, 2018. The Company will adopt this guidance during the first quarter of 2020. The Company is currently evaluating the impact this guidance will have on the Company's consolidated financial condition and net income.

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
On November 20, 2018, the Company announced receipt of a non-binding indicative proposal dated November 15, 2018 from Employers Mutual to purchase all the outstanding common stock of the Company not already owned by Employers Mutual, and the formation of a special committee of the Company's board of directors to consider the proposal. The proposal, which is subject to certain conditions, provides that the shares will be purchased at a price of $30 per share in cash. The special committee has retained its own independent financial and legal advisors to assist it in considering the proposal. There can be no assurance that any definitive agreement will be finalized and executed or that the proposal transaction or any other transaction will be approved or consummated.

Property and Casualty Insurance Subsidiaries
The Company’s three property and casualty insurance subsidiaries and two subsidiaries of Employers Mutual (Union Insurance Company of Providence and EMC Property & Casualty Company) are parties to a pooling agreement with Employers Mutual. Under the terms of the pooling agreement, each company cedes to Employers Mutual all of its insurance business, and assumes from Employers Mutual an amount equal to its participation in the pool. All premiums, losses, settlement expenses, and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from nonaffiliated insurance companies, are prorated among the parties on the basis of participation in the pool. Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events. The aggregate participation of the Company’s property and casualty insurance subsidiaries in the pool is 30 percent.
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective each year from January 1 through June 30, and has a retention of $22.0 million and a limit of $24.0 million. The total cost of this treaty was approximately $6.0 million in 2018. The second treaty is effective each year from July 1 through December 31, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty was approximately $1.4 million in 2018. The terms of these treaties were the same in 2017 and 2016, with the exceptions of the retention amount contained in the treaty covering the first half of the year, which was $20.0 million in each of those years, and the costs, which totaled approximately $6.3 million during the first half of 2016 and $1.5 million during the second half of 2016. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $5.2 million, $19.2 million and $7.5 million in 2018, 2017 and 2016, respectively. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
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

Reinsurance Subsidiary
The Company’s reinsurance subsidiary is party to a quota share agreement and an inter-company reinsurance program with Employers Mutual.  Under the terms of the quota share agreement, the reinsurance subsidiary assumes 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.  The inter-company reinsurance program in place with Employers Mutual covers both business assumed from Employers Mutual through the quota share agreement, as well as business obtained outside the quota share agreement, and consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty was approximately $1.6 million, $1.7 million and $2.0 million in 2018, 2017 and 2016, respectively. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty was approximately $3.6 million, $3.2 million and $3.2 million in 2018, 2017 and 2016, respectively. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. With the exception of the costs, the terms of the program were the same in all three years presented. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $(4.6) million in 2018, $16.8 million in 2017 and $(467,000) in 2016. Much of the negative amount for 2018 is attributed to the reinsurance subsidiary recovering losses under external reinsurance purchased in 2017 to provide additional protection in peak exposure territories (see following paragraph). In accordance with the co-participation provision of the inter-company reinsurance program, the reinsurance subsidiary retained 20 percent of this recovery, with the balance ceded to Employers Mutual.

The reinsurance subsidiary purchases additional reinsurance protection in peak exposure territories from external parties in which coverage is triggered when losses experienced by the insurance industry from a catastrophic event exceed a specified threshold. Any reinsurance recoveries received from external parties reduces the amount of losses ceded to Employers Mutual under the inter-company reinsurance program. During 2018, the reinsurance subsidiary recovered $5.2 million under these treaties. No recoveries were made from external parties in 2017 or 2016.
The reinsurance subsidiary does not directly reinsure any of the insurance business written by Employers Mutual or the other pool participants; however, Employers Mutual assumes reinsurance business from Mutual Re, which provides a small amount of reinsurance protection to the members of the EMC Insurance Companies pooling agreement. As a result, the reinsurance subsidiary’s assumed exposures include a small portion of the EMC Insurance Companies’ direct business, after ceded reinsurance protections purchased by Mutual Re are applied. In addition, the reinsurance subsidiary does not reinsure any “involuntary” facility or pool business that Employers Mutual assumes pursuant to state law. The reinsurance subsidiary assumes all foreign currency exchange gain/loss associated with contracts incepting on January 1, 2006 and thereafter that are subject to the quota share agreement. Operations of the quota share agreement and the inter-company reinsurance program, as well as the purchase of the reinsurance protection from external parties, give rise to inter-company balances with Employers Mutual, which are generally settled during the month following the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to the quota share agreement.
Premiums earned assumed by the reinsurance subsidiary from Employers Mutual amounted to $149.9 million, $135.7 million and $135.2 million in 2018, 2017 and 2016, respectively.  Losses and settlement expenses assumed by the reinsurance subsidiary from Employers Mutual amounted to $116.7 million, $131.1 million and $90.9 million in 2018, 2017 and 2016, respectively.  It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the quota share agreement with Employers Mutual amounted to $30.0 million, $27.5 million and $27.4 million in 2018, 2017 and 2016, respectively.
The net foreign currency exchange gains (losses) assumed by the reinsurance subsidiary from Employers Mutual were $266,000 in 2018, $(978,000) in 2017 and $367,000 in 2016.  The total amount of net foreign currency exchange gains (losses) assumed by the reinsurance subsidiary, including the business written on a direct basis outside the quota share agreement, were $637,000 in 2018, $(1.6) million in 2017 and $356,000 in 2016.

Services Provided by Employers Mutual
The Company does not have any employees of its own.  Employers Mutual performs all operations for all of its subsidiaries and affiliate.  Such services include data processing, claims, financial, actuarial, legal, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the pooling agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are charged to the pooling agreement and each pool participant shares in the total cost in accordance with its pool participation percentage.  Costs allocated to the Company by Employers Mutual for services provided to the holding company and its subsidiaries that do not participate in the pooling agreement amounted to $5.9 million, $4.4 million and $4.7 million in 2018, 2017 and 2016, respectively.  Costs allocated to the Company through the operation of the pooling agreement amounted to $104.8 million, $97.7 million and $92.3 million in 2018, 2017 and 2016, respectively.
Investment expenses are based on actual expenses incurred by the Company and its subsidiaries, plus an allocation of other investment expenses incurred by Employers Mutual, which is based on a weighted-average of total invested assets and number of investment transactions.  Investment expenses allocated to the Company by Employers Mutual amounted to $1.8 million, $1.6 million and $1.4 million in 2018, 2017 and 2016, respectively.

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

As of December 31, 2018 and 2017, amounts recoverable from nonaffiliated reinsurers (two in 2018 and three in 2017) totaled $16.6 million and $22.7 million respectively, which represents a significant portion of the total prepaid reinsurance premiums and reinsurance receivables for losses and settlement expenses.  Included in these balances is the property and casualty insurance subsidiaries’ aggregate pool participation percentage of amounts ceded by Employers Mutual to an organization on a mandatory basis.  Credit risk associated with these amounts are minimal, as all companies participating in the organization are responsible for the liabilities of the organization on a pro rata basis.
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three years ended December 31, 2018 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Year ended December 31, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$408,821	$—	$408,821
Assumed from nonaffiliates	4,550	165,747	170,297
Assumed from affiliates	542,480	—	542,480
Ceded to nonaffiliates	(29,165)	(9,979)	(39,144)
Ceded to affiliates	(416,161)	(5,250)	(421,411)
Net premiums written	$510,525	$150,518	$661,043

Premiums earned
Direct	$399,660	$—	$399,660
Assumed from nonaffiliates	4,482	165,052	169,534
Assumed from affiliates	531,384	—	531,384
Ceded to nonaffiliates	(33,079)	(10,066)	(43,145)
Ceded to affiliates	(407,000)	(5,250)	(412,250)
Net premiums earned	$495,447	$149,736	$645,183

Losses and settlement expenses incurred
Direct	$225,676	$—	$225,676
Assumed from nonaffiliates	3,470	128,354	131,824
Assumed from affiliates	352,423	1,306	353,729
Ceded to nonaffiliates	(17,800)	(10,049)	(27,849)
Ceded to affiliates	(230,848)	4,627	(226,221)
Net losses and settlement expenses incurred	$332,921	$124,238	$457,159

	Year ended December 31, 2017
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$391,029	$—	$391,029
Assumed from nonaffiliates	4,454	147,284	151,738
Assumed from affiliates	520,932	—	520,932
Ceded to nonaffiliates	(34,019)	(10,160)	(44,179)
Ceded to affiliates	(398,369)	(4,850)	(403,219)
Net premiums written	$484,027	$132,274	$616,301

Premiums earned
Direct	$384,993	$—	$384,993
Assumed from nonaffiliates	4,299	149,952	154,251
Assumed from affiliates	505,795	—	505,795
Ceded to nonaffiliates	(30,385)	(10,313)	(40,698)
Ceded to affiliates	(392,333)	(4,850)	(397,183)
Net premiums earned	$472,369	$134,789	$607,158

Losses and settlement expenses incurred
Direct	$252,007	$—	$252,007
Assumed from nonaffiliates	2,879	142,687	145,566
Assumed from affiliates	334,240	1,330	335,570
Ceded to nonaffiliates	(14,968)	(8,183)	(23,151)
Ceded to affiliates	(271,185)	(16,838)	(288,023)
Net losses and settlement expenses incurred	$302,973	$118,996	$421,969

	Year ended December 31, 2016
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$383,811	$—	$383,811
Assumed from nonaffiliates	4,544	146,236	150,780
Assumed from affiliates	491,315	—	491,315
Ceded to nonaffiliates	(24,346)	(10,126)	(34,472)
Ceded to affiliates	(391,651)	(5,080)	(396,731)
Net premiums written	$463,673	$131,030	$594,703

Premiums earned
Direct	$382,300	$—	$382,300
Assumed from nonaffiliates	4,444	148,851	153,295
Assumed from affiliates	483,759	—	483,759
Ceded to nonaffiliates	(23,896)	(7,830)	(31,726)
Ceded to affiliates	(390,140)	(5,080)	(395,220)
Net premiums earned	$456,467	$135,941	$592,408

Losses and settlement expenses incurred
Direct	$229,859	$—	$229,859
Assumed from nonaffiliates	2,712	93,306	96,018
Assumed from affiliates	304,007	1,811	305,818
Ceded to nonaffiliates	(4,891)	(3,056)	(7,947)
Ceded to affiliates	(237,318)	467	(236,851)
Net losses and settlement expenses incurred	$294,369	$92,528	$386,897
Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

	Year ended December 31,
($ in thousands)	2018	2017	2016
Gross reserves at beginning of year	$732,612	$690,532	$678,774
Re-valuation due to foreign currency exchange rates	525	(1,913)	(2,475)
Less ceded reserves at beginning of year	30,923	20,664	23,477
Net reserves at beginning of year	701,164	671,781	657,772

Incurred losses and settlement expenses related to:
Current year	475,843	441,588	427,838
Prior years	(18,684)	(19,619)	(40,941)
Total incurred losses and settlement expenses	457,159	421,969	386,897

Paid losses and settlement expenses related to:
Current year	180,230	179,354	172,652
Prior years	236,905	213,232	200,236
Total paid losses and settlement expenses	417,135	392,586	372,888

Net reserves at end of year	741,188	701,164	671,781
Plus ceded reserves at end of year	36,595	30,923	20,664
Re-valuation due to foreign currency exchange rates	(593)	525	(1,913)
Gross reserves at end of year	$777,190	$732,612	$690,532

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

2018 Development
For the property and casualty insurance segment, the December 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $15.3 million from the estimate at December 31, 2017.  This decrease represents 3.0 percent of the December 31, 2017 gross carried reserves and is primarily attributed to reductions in prior year ultimate loss and settlement ratios for every line of business except workers' compensation and auto physical damage. Other liability experienced favorable development, driven by a reduction in the expected ultimate loss and settlement ratios for accident years 2013, 2015 and 2017, although the ultimate settlement expense ratios for several prior years were reduced slightly as well. Favorable development in the commercial property line was produced by reductions in the ultimate loss and settlement ratios for accident years 2013-2017, as both reported and expected ultimate claim severity decreased. Commercial auto liability had favorable development from decreases in the ultimate loss and settlement ratios for accident years 2011, 2014 and 2017, since ultimate claim severities are now projected to be better than initially expected. Ultimate loss and settlement ratios for surety bonds have been lowered for accident years 2016 and 2017 due to lower than expected reported losses to date, and homeowners ultimate loss and settlement ratios were reduced for accident years 2014 and 2017. Workers' compensation and auto physical damage experienced adverse development on direct loss and settlement expenses. Adverse development in workers' compensation is the result of an increase in the 2017 accident year ultimate loss and settlement ratio due to an initial underestimate of both the ultimate frequency and severity, especially winter related slip and fall claims. The 2017 accident year ultimate loss and settlement ratio for auto physical damage was increased due to an increase in frequency associated with fourth quarter 2017 claims. Prior year development was flat in the personal auto liability line of business.
For the reinsurance segment, the December 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $3.4 million from the estimate at December 31, 2017.  This decrease represents 1.5 percent of the December 31, 2017 gross carried reserves and primarily reflects favorable development associated with lower estimated ultimate losses for casualty excess contracts for accident years 2008-2011 and 2016, nearly all contract types for accident year 2013, and catastrophe and per risk excess contracts for accident year 2017. The favorable development from external reinsurance recoveries in 2018 for the 2017 accident year was largely offset by the cession of the majority of those balances to Employers Mutual under the provisions of the inter-company reinsurance program.

2017 Development
For the property and casualty insurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $15.7 million from the estimate at December 31, 2016.  This decrease represented 3.2 percent of the December 31, 2016 gross carried reserves and was primarily attributed to reductions in prior year ultimate loss ratios for every line of business except commercial auto liability and surety bonds (included in "other" lines of business). Commercial auto liability experienced adverse development as ultimate loss and settlement expense ratios were increased for accident years 2013-2016 due to increases in projected severity and/or frequency. The adverse development from surety bonds was due to two large accident year 2015 losses. The two lines of business contributing the majority of favorable development were other liability and workers' compensation. Other liability’s ultimate loss ratios were decreased for most accident years from 2001 through 2016 mainly in response to decreases in expected ultimate severity. Workers' compensation’s favorable development reflected a reduction in the accident year 2016 ultimate ratio as reported losses to date were materially more favorable than anticipated in frequency and severity assumptions underlying the December 31, 2016 selection. Included in the development amount was adverse development experienced in the other liability line of business stemming from the settlement of claims for past and future legal fees and losses on a multi-year asbestos exposure associated with a former insured, and a slight strengthening of remaining reserves.
For the reinsurance segment, the December 31, 2017 estimate of loss and settlement expense reserves for accident years 2016 and prior decreased $3.9 million from the estimate at December 31, 2016.  This decrease represented 1.9 percent of the December 31, 2016 gross carried reserves and primarily reflected favorable development in the property/casualty global pro rata and excess contracts, and the per risk excess contracts. For the property/casualty global pro rata contracts, the favorable development was related to a change in ultimate loss assumptions for several prior years due to the use of company experience in place of Reinsurance Association of America data for calculating development factors to ultimate.

2016 Development
During the third quarter of 2016, management implemented a new reserving methodology for the determination of direct bulk reserves in the property and casualty insurance segment. The new methodology, which is referred to as the accident year ultimate estimate approach, better conforms to industry practices and provides increased transparency of the drivers of the property and casualty insurance segment's performance. In connection with this change in reserving methodology, there was a reallocation of incurred but not reported ("IBNR") loss reserves and allocated settlement expense reserves from prior accident years to the current accident year in multiple lines of business. This change resulted in the movement of approximately $5.6 million of reserves from prior accident years to the current accident year that was reported as favorable development; however, this development was "mechanical in nature", and did not have an impact on earnings because the total amount of carried reserves did not change.
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
For the reinsurance segment, the December 31, 2016 estimate of loss and settlement expense reserves for accident years 2015 and prior decreased $10.9 million from the estimate at December 31, 2015.  This decrease represented 5.5 percent of the December 31, 2015 gross carried reserves and was attributed to favorable development in the 2015 accident year in the HORAD pro rata line of business, and an increase in the amount of negative bulk IBNR loss reserve carried on prior years' reserves in the Mutual Re book of business.
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
Following is information about reported incurred and paid claims development as of December 31, 2018, net of reinsurance, as well as cumulative claim frequency and the amount of IBNR loss reserves carried (representing both IBNR liabilities and expected loss reserve development on reported claims). The information displayed for assumed reinsurance is restated to reflect all foreign currency denominated transactions on the basis of current (December 31, 2018) exchange rates. The number of reported claims (cumulative claim frequency) for the Company’s direct insurance business represents the total number of claims reported by the participants in the pooling agreement, and is determined on the basis of each unique combination of claimant, specific policy coverage, and type of loss. This is in contrast to all other reported amounts that are stated at the aggregate 30 percent pool participation percentage of the Company's property and casualty insurance subsidiaries. The cumulative claim frequency for the Company’s assumed reinsurance business is not readily available. Consistent with industry practices, bordereauxs on pro rata accounts often exclude claim frequency information, and if it is included, the level of detail provided by the ceding companies can vary significantly. Excess of loss contracts customarily report total losses subject to the treaty without detailed loss listings.

($ in thousands)
Commercial auto liability insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$28,973	$27,923	$26,667	$25,370	$24,986	$24,874	$24,730	$24,655	$24,697	$24,677	$—	10,482
2010		30,377	27,480	26,478	26,401	26,252	26,479	26,166	26,166	26,159	2	11,393
2011			32,775	29,790	31,098	31,961	31,914	31,635	31,638	31,286	—	11,768
2012				32,768	34,235	37,098	37,681	37,693	37,753	37,739	7	11,943
2013					37,265	40,382	42,086	42,336	43,159	43,328	20	13,640
2014						50,342	49,998	51,455	51,933	51,491	390	15,071
2015							53,883	57,824	58,627	59,054	919	16,541
2016								59,468	61,188	62,051	3,451	16,978
2017									63,909	64,187	9,011	16,468
2018										70,269	22,856	15,759
									Total	$470,241

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$6,952	$12,957	$17,359	$21,532	$24,001	$24,495	$24,593	$24,608	$24,628	$24,634
2010		7,025	13,278	19,274	23,547	24,674	25,558	26,039	26,088	26,105
2011			6,801	14,875	22,206	26,598	29,121	30,293	30,878	31,146
2012				8,830	19,398	26,023	32,636	35,406	36,541	37,125
2013					8,729	19,975	29,997	36,232	40,807	42,364
2014						12,069	25,746	37,433	44,783	48,467
2015							13,336	27,424	39,478	50,675
2016								13,583	30,233	43,169
2017									14,474	31,056
2018										15,064
									Total	$349,805
					All outstanding liabilities before 2009, net of reinsurance					(38)
				Liability for losses and settlement expenses, net of reinsurance						$120,398

($ in thousands)
Commercial property insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$39,511	$36,003	$35,985	$35,881	$35,622	$35,926	$36,056	$36,020	$36,292	$36,351	$—	14,657
2010		40,422	38,650	38,770	39,071	39,154	39,379	39,428	39,347	39,423	1	16,278
2011			58,930	57,614	57,271	57,629	57,703	58,375	58,148	58,122	—	19,511
2012				41,535	44,157	45,313	46,273	46,566	46,750	46,880	(8)	16,072
2013					50,266	50,976	52,511	53,070	52,966	52,432	(15)	16,012
2014						60,018	60,990	60,662	60,867	60,250	38	16,755
2015							55,508	56,798	55,659	55,027	(110)	14,403
2016								59,708	58,343	58,227	(91)	14,978
2017									55,459	54,357	(122)	15,006
2018										63,623	2,353	12,946
									Total	$524,692

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$25,321	$32,602	$34,624	$35,422	$35,803	$35,803	$35,849	$35,893	$36,224	$36,246
2010		28,032	35,730	36,931	37,926	38,901	39,314	39,318	39,323	39,368
2011			41,524	53,226	54,803	56,249	57,065	57,607	58,106	58,116
2012				32,879	41,862	43,628	44,543	46,270	46,562	46,708
2013					36,555	47,683	50,460	51,457	52,182	52,266
2014						43,022	55,679	58,045	59,255	59,815
2015							37,208	50,068	52,444	53,405
2016								41,652	51,103	54,681
2017									38,114	50,280
2018										43,619
									Total	$494,504
					All outstanding liabilities before 2009, net of reinsurance					25
				Liability for losses and settlement expenses, net of reinsurance						$30,213

($ in thousands)
Workers' compensation insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$46,130	$43,335	$44,098	$44,041	$44,093	$43,590	$43,724	$42,774	$43,417	$43,217	$1,443	19,242
2010		46,328	49,336	50,057	49,906	49,851	50,069	49,145	49,435	48,884	1,822	19,631
2011			47,836	46,724	44,709	44,506	44,427	43,695	44,056	44,070	1,948	19,574
2012				51,099	50,094	47,756	46,928	45,088	45,276	45,402	1,836	19,395
2013					52,141	51,637	48,946	46,102	45,949	45,910	2,290	19,866
2014						51,515	50,973	47,472	47,836	46,722	2,190	19,473
2015							54,960	48,919	47,227	47,755	2,335	19,227
2016								57,832	48,276	47,719	2,418	20,325
2017									52,409	55,312	3,938	22,061
2018										59,480	6,828	21,734
									Total	$484,471

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$11,879	$25,157	$31,802	$35,363	$37,409	$38,329	$39,167	$39,583	$39,908	$40,223
2010		14,237	28,074	35,029	39,001	41,437	42,651	43,614	44,175	44,669
2011			13,291	26,291	32,237	35,295	37,027	38,437	39,167	39,652
2012				14,015	28,109	33,943	37,307	39,456	40,292	41,092
2013					14,917	29,219	35,061	37,907	39,254	40,061
2014						14,692	28,894	35,883	39,046	40,941
2015							14,956	29,023	35,458	39,310
2016								15,473	29,592	35,778
2017									16,863	33,234
2018										19,075
									Total	$374,035
					All outstanding liabilities before 2009, net of reinsurance					34,313
				Liability for losses and settlement expenses, net of reinsurance						$144,749

($ in thousands)
Other liability insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$44,497	$39,908	$37,650	$34,263	$35,614	$32,827	$32,384	$32,521	$32,063	$31,739	$115	9,855
2010		41,624	36,213	34,655	38,829	36,137	34,655	34,556	33,736	33,359	449	10,155
2011			44,490	42,982	35,125	35,177	33,649	32,452	31,711	31,346	400	10,011
2012				42,661	42,081	41,139	40,275	37,093	37,180	38,050	668	10,073
2013					47,974	43,837	42,544	42,187	39,175	37,055	1,219	10,616
2014						61,382	54,403	52,601	51,047	50,950	2,214	10,966
2015							54,221	47,553	43,379	40,300	3,048	10,709
2016								59,052	56,384	57,388	9,177	10,708
2017									59,420	57,714	13,844	10,032
2018										63,505	27,373	9,852
									Total	$441,406

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$3,294	$10,707	$16,718	$22,276	$26,255	$28,172	$29,722	$30,176	$30,488	$30,993
2010		3,403	8,315	15,041	21,732	27,612	29,688	30,711	31,776	32,083
2011			4,730	10,572	17,308	22,154	25,647	28,228	29,060	29,608
2012				4,720	12,851	19,661	25,095	29,651	32,753	35,903
2013					4,414	11,894	21,122	27,642	31,752	33,350
2014						5,630	17,267	27,506	35,318	40,036
2015							4,331	11,588	19,022	26,309
2016								6,403	18,784	28,638
2017									6,322	16,555
2018										5,955
									Total	$279,430
					All outstanding liabilities before 2009, net of reinsurance					12,100
				Liability for losses and settlement expenses, net of reinsurance						$174,076

($ in thousands)
Personal auto liability insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$10,168	$9,653	$9,452	$9,386	$9,353	$9,382	$9,339	$9,325	$9,312	$9,311	$(1)	7,524
2010		9,815	9,851	9,736	9,698	9,700	9,656	9,676	9,649	9,638	(1)	7,438
2011			9,741	9,388	9,331	9,432	9,460	9,311	9,413	9,365	(2)	8,052
2012				10,917	10,756	11,023	10,731	10,537	10,626	10,610	(3)	7,875
2013					10,492	10,384	10,376	10,085	10,085	10,060	(1)	7,237
2014						10,573	9,631	9,331	9,204	9,113	(42)	6,316
2015							9,119	8,638	8,378	8,225	(18)	5,670
2016								7,404	6,584	6,490	(1)	4,720
2017									7,043	7,213	(13)	4,728
2018										7,002	487	4,687
									Total	$87,027

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$3,564	$6,393	$7,966	$8,905	$9,049	$9,194	$9,204	$9,278	$9,314	$9,313
2010		3,988	6,666	8,250	9,108	9,401	9,562	9,632	9,631	9,636
2011			3,950	6,842	8,129	8,883	9,038	9,153	9,335	9,367
2012				4,779	7,439	9,091	9,871	10,244	10,415	10,565
2013					4,377	7,521	8,985	9,648	9,932	10,021
2014						3,970	6,392	7,755	8,598	8,992
2015							3,800	6,229	7,535	7,975
2016								3,505	5,427	6,046
2017									3,467	5,735
2018										3,753
									Total	$81,403
					All outstanding liabilities before 2009, net of reinsurance					8
				Liability for losses and settlement expenses, net of reinsurance						$5,632

($ in thousands)
Homeowners insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$18,109	$16,606	$16,467	$16,379	$16,352	$16,394	$16,465	$16,464	$16,467	$16,467	$—	11,486
2010		17,875	17,523	17,074	17,053	17,093	17,129	17,146	17,139	17,132	—	12,147
2011			24,530	23,389	22,975	23,309	23,448	23,415	23,350	23,369	—	14,288
2012				16,057	16,496	16,836	16,929	16,892	16,879	16,925	—	10,141
2013					14,844	14,833	14,685	14,784	14,737	14,757	(5)	8,688
2014						13,228	13,328	13,447	13,427	13,332	(1)	7,427
2015							11,233	11,153	11,041	11,079	(45)	5,951
2016								11,801	11,377	11,397	(15)	7,318
2017									9,926	9,679	(84)	7,803
2018										9,496	(302)	4,900
									Total	$143,633

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$12,645	$15,885	$16,135	$16,246	$16,288	$16,315	$16,421	$16,464	$16,467	$16,467
2010		13,457	16,633	16,909	17,011	17,128	17,128	17,130	17,132	17,132
2011			19,828	22,421	22,737	23,136	23,403	23,370	23,368	23,370
2012				13,759	16,283	16,582	16,793	16,859	16,905	16,926
2013					11,735	14,285	14,621	14,681	14,703	14,741
2014						11,065	13,025	13,215	13,269	13,295
2015							8,650	10,456	10,730	10,866
2016								10,573	10,869	11,243
2017									8,760	9,696
2018										8,175
									Total	$141,911
					All outstanding liabilities before 2009, net of reinsurance					—
				Liability for losses and settlement expenses, net of reinsurance						$1,722

($ in thousands)
Auto physical damage insurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$18,077	$16,744	$16,720	$16,639	$16,593	$16,605	$16,602	$16,587	$16,590	$16,582	$(17)	29,427
2010		19,249	18,657	18,538	18,549	18,527	18,532	18,488	18,494	18,497	(22)	31,523
2011			21,965	21,003	20,919	20,917	20,915	20,877	20,867	20,859	(32)	34,397
2012				21,389	21,342	21,263	21,233	21,161	21,184	21,172	(40)	31,111
2013					22,847	22,553	22,486	22,371	22,408	22,353	(52)	31,042
2014						24,897	24,115	23,904	23,946	23,899	(75)	31,585
2015							27,950	26,612	26,331	26,224	(96)	30,672
2016								28,070	27,629	27,595	(158)	30,752
2017									28,523	28,589	(393)	31,486
2018										32,183	(567)	30,307
									Total	$237,953

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$15,566	$16,661	$16,687	$16,636	$16,592	$16,603	$16,602	$16,601	$16,599	$16,599
2010		17,113	18,557	18,529	18,540	18,523	18,528	18,521	18,521	18,518
2011			19,849	20,984	20,912	20,904	20,912	20,900	20,892	20,889
2012				19,719	21,328	21,256	21,227	21,216	21,216	21,210
2013					20,774	22,512	22,463	22,417	22,408	22,403
2014						22,743	24,110	23,987	23,978	23,972
2015							24,483	26,538	26,327	26,308
2016								26,871	27,883	27,742
2017									27,452	29,050
2018										29,669
									Total	$236,360
					All outstanding liabilities before 2009, net of reinsurance					(3)
				Liability for losses and settlement expenses, net of reinsurance						$1,590

($ in thousands)
Assumed pro rata reinsurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$23,731	$19,222	$18,302	$17,496	$17,323	$17,150	$17,088	$17,080	$17,059	$16,993	$173	Unavailable
2010		19,514	17,078	16,456	15,794	15,610	15,396	15,347	15,340	15,313	95
2011			30,093	30,057	29,604	28,838	28,228	28,209	28,110	27,800	117
2012				21,935	21,282	20,823	18,158	17,592	17,380	17,560	296
2013					23,183	29,921	27,260	26,664	25,173	24,428	1,215
2014						31,262	27,525	27,771	26,160	26,300	571
2015							38,311	35,180	34,962	35,748	1,049
2016								35,696	39,143	38,526	4,568
2017									29,852	33,856	7,545
2018										23,689	11,484
									Total	$260,213

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$6,073	$12,927	$14,538	$15,364	$15,900	$16,159	$16,338	$16,526	$16,623	$16,654
2010		5,016	11,940	13,924	14,328	14,978	15,021	15,062	15,107	15,138
2011			10,178	22,859	26,541	27,270	27,677	27,748	27,810	27,911
2012				4,403	12,650	14,935	16,161	16,520	16,598	16,699
2013					3,845	12,491	17,744	20,871	21,601	22,483
2014						5,988	16,046	20,534	23,326	25,141
2015							9,531	21,932	30,205	31,552
2016								9,626	22,131	29,786
2017									7,645	20,289
2018										5,103
									Total	$210,756
					All outstanding liabilities before 2009, net of reinsurance					2,648
				Liability for losses and settlement expenses, net of reinsurance						$52,105

($ in thousands)
Assumed excess of loss reinsurance
	Incurred losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,										As of December 31, 2018
	Supplementary unaudited information									Audited	Audited	Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018	IBNR reserves carried	Cumulative number of reported claims
2009	$38,883	$30,534	$29,969	$30,499	$30,150	$28,215	$27,895	$27,125	$26,905	$26,654	$989	Unavailable
2010		47,396	40,962	40,773	40,260	39,629	40,385	39,581	39,119	38,275	912
2011			72,077	61,702	60,873	59,276	59,018	58,632	58,213	57,851	1,143
2012				58,767	56,024	54,421	53,186	52,834	51,940	52,637	1,863
2013					52,392	47,375	44,812	44,658	44,541	43,766	2,283
2014						65,289	58,792	60,144	61,717	64,109	4,345
2015							59,837	54,788	51,570	53,235	4,858
2016								66,569	66,645	65,979	6,469
2017									91,769	85,061	7,724
2018										102,174	39,651
									Total	$589,741

	Cumulative paid losses and allocated settlement expenses, net of reinsurance, for the years ended December 31,
	Supplementary unaudited information									Audited
Accident year	2009	2010	2011	2012	2013	2014	2015	2016	2017	2018
2009	$8,554	$15,885	$18,789	$20,995	$21,865	$22,214	$22,837	$23,015	$23,247	$23,748
2010		9,282	24,736	28,011	30,813	32,654	33,664	35,341	35,600	35,993
2011			25,313	42,175	47,902	50,549	52,546	53,840	54,562	55,137
2012				21,318	36,232	40,601	43,591	45,127	46,688	47,620
2013					11,695	27,477	33,188	37,467	39,246	40,368
2014						22,160	39,153	45,903	49,974	54,898
2015							13,381	30,273	36,617	41,608
2016								18,303	38,565	48,359
2017									27,837	56,197
2018										20,371
									Total	$424,299
					All outstanding liabilities before 2009, net of reinsurance					18,857
				Liability for losses and settlement expenses, net of reinsurance						$184,299

The following table sets forth a reconciliation of the incurred and paid claims development tables to the liability for losses and settlement expenses:

($ in thousands)	December 31, 2018
Net outstanding liabilities for losses and allocated settlement expenses:
Commercial auto liability insurance	$120,398
Commercial property insurance	30,213
Workers' compensation insurance	144,749
Other liability insurance	174,076
Personal auto liability insurance	5,632
Homeowners insurance	1,722
Auto physical damage insurance	1,590
Assumed pro rata reinsurance	52,105
Assumed excess of loss reinsurance	184,299
Other lines of insurance	1,711
Liability for losses and allocated settlement expenses, net of reinsurance	716,495

Ceded reserves for losses and allocated settlement expenses:
Commercial auto liability insurance	841
Commercial property insurance	9,962
Workers' compensation insurance	12,956
Other liability insurance	3,830
Personal auto liability insurance	1,274
Homeowners insurance	275
Auto physical damage insurance	103
Assumed pro rata reinsurance	5,453
Assumed excess of loss reinsurance	1,109
Other lines of insurance	792
Total ceded reserves for losses and allocated settlement expenses	36,595

Unallocated settlement expenses	24,100
Gross reserve for losses and settlement expenses	$777,190

Average annual percentage payout of incurred claims by age, net of reinsurance
	Supplementary unaudited information
Years	1	2	3	4	5	6	7	8	9	10
Commercial auto liability insurance	23.2%	25.7%	21.1%	16.1%	7.9%	3.1%	1.4%	0.4%	0.1%	0.0%
Commercial property insurance	70.1%	20.3%	4.3%	2.1%	1.8%	0.5%	0.3%	0.0%	0.5%	0.1%
Workers' compensation insurance	30.8%	30.0%	13.8%	7.4%	4.2%	2.3%	1.9%	1.1%	0.9%	0.7%
Other liability insurance	11.3%	19.8%	19.9%	16.9%	12.3%	6.6%	4.8%	2.1%	1.0%	1.6%
Personal auto liability insurance	45.6%	29.2%	14.7%	8.0%	2.8%	1.4%	1.0%	0.4%	0.3%	0.0%
Homeowners insurance	83.1%	13.9%	2.0%	0.9%	0.5%	0.1%	0.2%	0.1%	0.0%	0.0%
Auto physical damage insurance	94.2%	6.4%	(0.3)%	(0.1)%	(0.1)%	0.0%	0.0%	0.0%	0.0%	0.0%
Assumed pro rata reinsurance	26.5%	39.6%	16.3%	6.3%	3.5%	1.2%	0.6%	0.6%	0.4%	0.2%
Assumed excess of loss reinsurance	30.7%	31.5%	11.0%	7.4%	4.4%	2.3%	2.4%	0.8%	1.0%	1.9%

5.	ASBESTOS AND ENVIRONMENTAL CLAIMS
The Company has exposure to asbestos and environmental related claims associated with the insurance business written by the parties to the pooling agreement and the reinsurance business assumed from Employers Mutual by the reinsurance subsidiary.  Asbestos and environmental losses paid by the Company have averaged $2.8 million per year over the past five years.  Reserves for asbestos and environmental related claims for direct insurance and assumed reinsurance business totaled $11.6 million and $11.7 million ($11.1 million and $11.4 million net of reinsurance) at December 31, 2018 and 2017, respectively.
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
At present, the pool participants are defending approximately 1,737 asbestos bodily injury lawsuits, some of which involve multiple plaintiffs.  Most of the lawsuits are subject to express reservation of rights based upon the lack of an injury within the applicable policy periods, because many asbestos lawsuits do not specifically allege dates of asbestos exposure or dates of injury. The pool participants’ policyholders named as defendants in these asbestos lawsuits are typically peripheral defendants who have little or no exposure and are often dismissed from asbestos litigation with nominal or no payment (i.e., small contractors, supply companies, and a furnace manufacturer).
Prior to 2008, actual losses paid for asbestos-related claims had been minimal due to the plaintiffs’ failure to identify an exposure to any asbestos-containing products associated with the pool participants’ current and former policyholders. However, paid losses and settlement expenses have increased significantly since 2008 as a result of claims attributed to one former policyholder. During the period 2009 through 2018, the Company's share of paid losses and settlement expenses attributed to this former policyholder, a furnace manufacturer, was $14.2 million (mostly settlement expenses). A coverage-in-place agreement was executed with this former policyholder in 2009 and a national coordinating counsel was retained to address the multi-state litigation issues. The national coordinating counsel has provided, and continues to provide, significant services in the areas of document review, discovery, deposition and trial preparation. The asbestos exposure associated with this former policyholder has increased in recent years, and this trend may possibly continue into the future with increased per plaintiff settlements. Approximately 702 asbestos exposure claims associated with this former policyholder remain open. During 2017, a settlement was reached with another former insured, resulting in the Company recognizing $4.5 million (its share) of losses and settlement expenses to remove all past and future asbestos liability exposure related to that policyholder.
While the Company does not have a significant amount of exposure to asbestos claims, management has been strengthening the reserves carried for these exposures when deemed appropriate. In 2018, the settlement expense reserves for asbestos claims were strengthened by $1.5 million.

6.	STATUTORY INFORMATION AND DIVIDEND RESTRICTIONS
The Company’s insurance subsidiaries are required to file financial statements with state regulatory authorities.  The accounting principles used to prepare these statutory financial statements follow prescribed or permitted accounting practices that differ from GAAP.  Prescribed statutory accounting principles include state laws, regulations and general administrative rules issued by the state of domicile, as well as a variety of publications and manuals of the National Association of Insurance Commissioners (NAIC).  Permitted accounting practices encompass all accounting practices not prescribed, but allowed by the state of domicile.  The Company’s insurance subsidiaries had no permitted accounting practices during 2018, 2017 or 2016.
Statutory surplus of the Company’s insurance subsidiaries was $527.1 million and $560.1 million at December 31, 2018 and 2017, respectively.  Statutory net income of the Company’s insurance subsidiaries was $10.8 million, $30.1 million and $48.3 million in 2018, 2017 and 2016, respectively.
The NAIC utilizes a risk-based capital model to help state regulators assess the capital adequacy of insurance companies and identify insurers that are in, or are perceived as approaching, financial difficulty.  This model establishes minimum capital needs based on the risks applicable to the operations of the individual insurer.  The risk-based capital requirements for property and casualty insurance companies measure three major areas of risk:  asset risk, credit risk and underwriting risk.  Companies having less statutory surplus than required by the risk-based capital requirements are subject to varying degrees of regulatory scrutiny and intervention, depending on the severity of the inadequacy.  At December 31, 2018, the Company’s insurance subsidiaries had total adjusted statutory capital of $527.1 million, which exceeds the minimum risk-based capital requirement of $101.9 million.
The amount of dividends available for distribution to the Company by its insurance subsidiaries is limited by law to a percentage of the statutory unassigned surplus of each of the subsidiaries as of the previous December 31, as determined in accordance with accounting practices prescribed by insurance regulatory authorities of the state of domicile of each subsidiary. Under Iowa law, the maximum dividend that may be paid within a 12 month period without prior regulatory approval is restricted to the greater of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income of the preceding calendar year on a statutory basis, not greater than earned statutory surplus. North Dakota, the state of domicile of Dakota Fire Insurance Company, imposes similar restrictions, except that the maximum dividend is limited to the lesser of 10 percent of statutory surplus as regards policyholders as of the preceding December 31, or net income excluding capital gains of the preceding calendar year on a statutory basis, not greater than earned statutory surplus.  At December 31, 2018, $48.0 million was available for distribution to the Company in 2019 without prior approval.

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

Summarized financial information for the Company’s segments is as follows:

Year ended December 31, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$495,447	$149,736	$—	$645,183

Underwriting profit (loss):
SAP underwriting profit (loss)	(15,177)	(9,404)	—	(24,581)
GAAP adjustments	(1,342)	111	—	(1,231)
GAAP underwriting profit (loss)	(16,519)	(9,293)	—	(25,812)

Net investment income	34,070	13,523	44	47,637
Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments	(28,227)	(12,935)	(90)	(41,252)
Other income (loss)	8,444	715	—	9,159
Interest expense	654	—	—	654
Other expenses	1,202	—	2,552	3,754
Income (loss) before income tax expense (benefit)	$(4,088)	$(7,990)	$(2,598)	$(14,676)

Assets	$1,191,286	$485,270	$565,905	$2,242,461
Eliminations	—	—	(556,977)	(556,977)
Reclassifications	—	—	(6)	(6)
Total assets	$1,191,286	$485,270	$8,922	$1,685,478

Year ended December 31, 2017	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$472,369	$134,789	$—	$607,158

Underwriting profit (loss):
SAP underwriting profit (loss)	2,702	(15,386)	—	(12,684)
GAAP adjustments	105	(670)	—	(565)
GAAP underwriting profit (loss)	2,807	(16,056)	—	(13,249)

Net investment income	32,670	12,771	38	45,479
Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments	4,896	1,660	—	6,556
Other income (loss)	6,283	(1,519)	—	4,764
Interest expense	337	—	—	337
Other expenses	1,128	—	2,269	3,397
Income (loss) before income tax expense (benefit)	$45,191	$(3,144)	$(2,231)	$39,816

Assets	$1,200,636	$484,678	$604,105	$2,289,419
Eliminations	—	—	(599,036)	(599,036)
Reclassifications	(1,393)	(6,273)	(777)	(8,443)
Total assets	$1,199,243	$478,405	$4,292	$1,681,940

Year ended December 31, 2016	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$456,467	$135,941	$—	$592,408

Underwriting profit (loss):
SAP underwriting profit (loss)	4,276	11,377	—	15,653
GAAP adjustments	(5,743)	(1,023)	—	(6,766)
GAAP underwriting profit (loss)	(1,467)	10,354	—	8,887

Net investment income	33,886	13,591	13	47,490
Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments	4,082	(8)	—	4,074
Other income (loss)	5,403	417	—	5,820
Interest expense	337	—	—	337
Other expenses	721	—	2,006	2,727
Income (loss) before income tax expense (benefit)	$40,846	$24,354	$(1,993)	$63,207

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three years ended December 31, 2018, by line of insurance.

	Year ended December 31,
($ in thousands)	2018	2017	2016
Property and casualty insurance
Commercial lines:
Automobile	$128,496	$118,224	$110,941
Property	108,525	108,162	105,012
Workers' compensation	99,699	100,552	96,517
Other liability	110,400	98,674	96,630
Other	9,256	8,719	8,374
Total commercial lines	456,376	434,331	417,474

Personal lines	39,071	38,038	38,993
Total property and casualty insurance	$495,447	$472,369	$456,467

Reinsurance
Pro rata reinsurance	$44,610	$44,636	$56,317
Excess of loss reinsurance	105,126	90,153	79,624
Total reinsurance	$149,736	$134,789	$135,941

Consolidated	$645,183	$607,158	$592,408

8.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and the estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017 are summarized in the tables below.

December 31, 2018	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,021	$8,021
U.S. government-sponsored agencies	304,479	304,479
Obligations of states and political subdivisions	283,651	283,651
Commercial mortgage-backed	84,379	84,379
Residential mortgage-backed	162,137	162,137
Other asset-backed	20,834	20,834
Corporate	419,408	419,408
Total fixed maturity securities available-for-sale	1,282,909	1,282,909

Equity investments, at fair value:
Common stocks:
Financial services	41,839	41,839
Information technology	31,581	31,581
Healthcare	34,571	34,571
Consumer staples	13,180	13,180
Consumer discretionary	22,765	22,765
Energy	13,372	13,372
Industrials	19,389	19,389
Other	14,371	14,371
Non-redeemable preferred stocks	16,654	16,654
Investment funds	7,641	7,641
Total equity investments	215,363	215,363

Short-term investments	28,204	28,204

Liabilities:
Surplus notes	25,000	15,259

December 31, 2017	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$8,078
U.S. government-sponsored agencies	297,949	297,949
Obligations of states and political subdivisions	307,536	307,536
Commercial mortgage-backed	83,980	83,980
Residential mortgage-backed	119,799	119,799
Other asset-backed	24,114	24,114
Corporate	433,560	433,560
Total fixed maturity securities available-for-sale	1,275,016	1,275,016

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	43,522
Information technology	35,810	35,810
Healthcare	30,595	30,595
Consumer staples	14,127	14,127
Consumer discretionary	20,538	20,538
Energy	16,905	16,905
Industrials	28,489	28,489
Other	16,421	16,421
Non-redeemable preferred stocks	21,708	21,708
Total equity securities available-for-sale	228,115	228,115

Short-term investments	23,613	23,613

Liabilities:
Surplus notes	25,000	16,689

The estimated fair values of fixed maturity and equity securities is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. During 2018, the Company invested in a few privately placed equity investments. One of these was in the form of preferred units in a limited liability corporation offering weather-related predictive analytics and risk mitigation tools. In accordance with the new guidance related to financial instruments that was adopted January 1, 2018, this investment does not have a readily determinable fair value. Therefore, the Company has elected to measure this investment at the alternative measurement of cost, adjusted for impairments and observable price changes. No impairment losses have been made to this investment. Due to the alternative measurement classification, this investment is excluded from the disclosures in this footnote. The other privately placed equity investment, also in the field of insurance technology, is accounted for under the equity method of accounting, and as such is also excluded from these fair value disclosures. Since 2016, the Company has held another privately placed equity investment in the form of non-redeembable convertible preferred stock issued by a start-up technology company that Employers Mutual works with in its data analytics activities. During 2018, the Company purchased common stock in this entity. The Company accounts for its investment in this entity under the equity method of accounting, and as such it is also excluded from these fair value disclosures.

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.  At December 31, 2018 and 2017, the Company had no securities priced solely from broker quotes.
A small number of the Company’s securities are not priced by the independent pricing service. One of these was an equity security that was reported as a Level 3 fair value measurement since no observable inputs were used in its valuation. This security was sold in 2018 and in prior periods was reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC). The SVO established a per share price for this security based on an annual review of that company's financial statements, typically performed during second quarter. The other securities not priced by the Company's independent pricing service consist of six fixed maturity securities (eight at December 31, 2017). Two of these fixed maturity securities, classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements. The fair values for these fixed maturity securities were obtained from either the SVO, the Company’s investment custodian, or the Company's investment department using similar pricing techniques as the Company's independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of December 31, 2018 and 2017.

December 31, 2018			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,021	$—	$—	$8,021	$—
U.S. government-sponsored agencies	304,479	—	—	304,479	—
Obligations of states and political subdivisions	283,651	—	—	283,651	—
Commercial mortgage-backed	84,379	—	—	84,379	—
Residential mortgage-backed	162,137	—	—	162,137	—
Other asset-backed	20,834	—	—	20,834	—
Corporate	419,408	—	—	419,149	259
Total fixed maturity securities available-for-sale	1,282,909	—	—	1,282,650	259

Equity investments, at fair value:
Common stocks:
Financial services	41,839	—	41,839	—	—
Information technology	31,581	—	31,581	—	—
Healthcare	34,571	—	34,571	—	—
Consumer staples	13,180	—	13,180	—	—
Consumer discretionary	22,765	—	22,765	—	—
Energy	13,372	—	13,372	—	—
Industrials	19,389	—	19,389	—	—
Other	14,371	—	14,371	—	—
Non-redeemable preferred stocks	16,654	—	10,325	6,329	—
Investment funds	7,641	7,641	—	—	—
Total equity investments	215,363	7,641	201,393	6,329	—

Short-term investments	28,204	—	28,204	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	15,259	—	—	—	15,259

December 31, 2017			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,078	$—	$—	$8,078	$—
U.S. government-sponsored agencies	297,949	—	—	297,949	—
Obligations of states and political subdivisions	307,536	—	—	307,536	—
Commercial mortgage-backed	83,980	—	—	83,980	—
Residential mortgage-backed	119,799	—	—	119,799	—
Other asset-backed	24,114	—	—	24,114	—
Corporate	433,560	—	—	432,940	620
Total fixed maturity securities available-for-sale	1,275,016	—	—	1,274,396	620

Equity securities available-for-sale:
Common stocks:
Financial services	43,522	—	43,519	—	3
Information technology	35,810	—	35,810	—	—
Healthcare	30,595	—	30,595	—	—
Consumer staples	14,127	—	14,127	—	—
Consumer discretionary	20,538	—	20,538	—	—
Energy	16,905	—	16,905	—	—
Industrials	28,489	—	28,489	—	—
Other	16,421	—	16,421	—	—
Non-redeemable preferred stocks	21,708	—	9,512	10,196	2,000
Total equity securities available-for-sale	228,115	—	215,916	10,196	2,003

Short-term investments	23,613	—	23,613	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	16,689	—	—	—	16,689

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017.  Any unrealized gains or losses on fixed maturiy securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals impairments and, starting in 2018, unrealized gains or losses on equity securities, are reported as realized investment gains or losses in net income.

	Fair value measurements using significant unobservable (Level 3) inputs
($ in thousands)	Fixed maturity securities available-for-sale, corporate	Equity securities, financial services	Equity securities, non-redeemable preferred stocks	Total
Balance at December 31, 2016	$982	$3	$2,000	$2,985
Settlements	(356)	—	—	(356)
Unrealized losses included in other comprehensive income (loss) on securities still held at reporting date	(6)	—	—	(6)
Balance at December 31, 2017	620	3	2,000	2,623
Settlements	(361)	—	XXXX	(361)
Unrealized losses included in net income (loss)	—	(3)	XXXX	(3)
Balance at December 31, 2018	$259	$—	XXXX	$259

9.	INVESTMENTS
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

The amortized cost and estimated fair value of securities available-for-sale as of December 31, 2018 and 2017 are as follows.  All fixed maturity securities are classified as available-for-sale and are carried at fair value.

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,139	$—	$118	$8,021
U.S. government-sponsored agencies	303,198	2,799	1,518	304,479
Obligations of states and political subdivisions	273,727	10,375	451	283,651
Commercial mortgage-backed	83,854	1,287	762	84,379
Residential mortgage-backed	161,055	3,374	2,292	162,137
Other asset-backed	21,596	273	1,035	20,834
Corporate	421,563	2,605	4,760	419,408
Total fixed maturity securities	$1,273,132	$20,713	$10,936	$1,282,909

December 31, 2017	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,115	$—	$37	$8,078
U.S. government-sponsored agencies	303,932	122	6,105	297,949
Obligations of states and political subdivisions	290,038	17,729	231	307,536
Commercial mortgage-backed	84,058	591	669	83,980
Residential mortgage-backed	120,554	2,479	3,234	119,799
Other asset-backed	23,934	625	445	24,114
Corporate	422,535	11,490	465	433,560
Total fixed maturity securities	1,253,166	33,036	11,186	1,275,016

Equity securities:
Common stocks:
Financial services	30,103	13,594	175	43,522
Information technology	18,308	17,504	2	35,810
Healthcare	18,877	11,876	158	30,595
Consumer staples	9,275	4,917	65	14,127
Consumer discretionary	10,935	9,640	37	20,538
Energy	12,441	5,381	917	16,905
Industrials	12,746	15,757	14	28,489
Other	11,058	5,363	—	16,421
Non-redeemable preferred stocks	20,531	1,216	39	21,708
Total equity securities	144,274	85,248	1,407	228,115
Total securities available-for-sale	$1,397,440	$118,284	$12,593	$1,503,131

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position recognized in accumulated other comprehensive income as of December 31, 2018 and 2017, listed by length of time the securities were consistently in an unrealized loss position.

December 31, 2018	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$—	$—	$8,021	$118	$8,021	$118
U.S. government-sponsored agencies	14,620	20	92,603	1,498	107,223	1,518
Obligations of states and political subdivisions	—	—	14,498	451	14,498	451
Commercial mortgage-backed	2,021	21	24,222	741	26,243	762
Residential mortgage-backed	16,852	145	45,597	2,147	62,449	2,292
Other asset-backed	4,810	147	11,691	888	16,501	1,035
Corporate	198,030	2,996	45,734	1,764	243,764	4,760
Total fixed maturity securities	$236,333	$3,329	$242,366	$7,607	$478,699	$10,936

December 31, 2017	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,078	$37	$—	$—	$8,078	$37
U.S. government-sponsored agencies	134,284	1,491	127,604	4,614	261,888	6,105
Obligations of states and political subdivisions	—	—	14,416	231	14,416	231
Commercial mortgage-backed	32,155	221	8,530	448	40,685	669
Residential mortgage-backed	30,003	394	22,948	2,840	52,951	3,234
Other asset-backed	—	—	13,440	445	13,440	445
Corporate	28,314	329	4,047	136	32,361	465
Total fixed maturity securities	232,834	2,472	190,985	8,714	423,819	11,186
Equity securities:
Common stocks:
Financial services	4,391	175	—	—	4,391	175
Information technology	344	2	—	—	344	2
Healthcare	2,532	158	—	—	2,532	158
Consumer staples	575	65	—	—	575	65
Consumer discretionary	992	37	—	—	992	37
Energy	3,181	917	—	—	3,181	917
Industrials	3,016	14	—	—	3,016	14
Non-redeemable preferred stocks	—	—	1,961	39	1,961	39
Total equity securities	15,031	1,368	1,961	39	16,992	1,407
Total temporarily impaired securities	$247,865	$3,840	$192,946	$8,753	$440,811	$12,593

Nearly all of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at December 31, 2018.
The amortized cost and estimated fair values of fixed maturity securities at December 31, 2018, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$32,551	$32,703
Due after one year through five years	240,690	241,229
Due after five years through ten years	320,118	320,931
Due after ten years	433,584	440,277
Securities not due at a single maturity date	246,189	247,769
Totals	$1,273,132	$1,282,909

A summary of realized investment gains and (losses) and the change in unrealized investment gains on equity investments is as follows:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Fixed maturity securities available-for-sale:
Gross realized investment gains	$324	$545	$2,054
Gross realized investment losses	(18,872)	(4,849)	(2,829)

Equity securities:
Net realized investment gains, excluding "other-than-temporary" impairments	8,017	18,200	12,403
Change in unrealized investment gains	(28,838)	XXXX	XXXX
"Other-than-temporary" impairments	XXXX	(1,088)	(1,055)

Other long-term investments, net	(1,883)	(6,252)	(6,499)
Totals	$(41,252)	$6,556	$4,074

Gains and losses realized on the disposition of investments are included in net income.  The cost of investments sold is determined on the specific identification method using the highest cost basis first.  The Company did not have any outstanding cumulative credit losses on fixed maturity securities that have been recognized in earnings from “other-than-temporary” impairments during any of the reported periods. The net realized investment losses recognized on other long-term investments primarily represent changes in the carrying value of a limited partnership that is used solely to support an equity tail-risk hedging strategy, but for 2016 also included an "other-than-temporary" impairment loss of $209,000 on an investment that conveyed investment tax credits.

A summary of net investment income is as follows:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Interest on fixed maturity securities	$42,961	$39,992	$41,499
Dividends on equity securities	6,078	6,032	6,922
Income on reverse repurchase agreements	339	306	236
Interest on short-term investments	608	273	121
Return on long-term investments	134	1,126	514
Total investment income	50,120	47,729	49,292
Securities litigation income	14	12	111
Investment expenses	(2,497)	(2,262)	(1,913)
Net investment income	$47,637	$45,479	$47,490
A summary of net changes in unrealized holding gains (losses) on securities available-for-sale is included in the table below.

	Year ended December 31,
($ in thousands)	2018	2017	2016
Fixed maturity securities	$(12,073)	$11,676	$(20,634)
Deferred income tax expense (benefit)	(2,534)	4,086	(7,222)
Total fixed maturity securities	(9,539)	7,590	(13,412)

Equity securities	XXXX	17,481	4,293
Deferred income tax expense (benefit)	XXXX	6,119	1,502
Total equity securities	XXXX	11,362	2,791
Total available-for-sale securities	$(9,539)	$18,952	$(10,621)

10.	INCOME TAXES
Temporary differences between the consolidated financial statement carrying amount and tax basis of assets and liabilities that give rise to significant portions of the deferred income tax asset (liability) at December 31, 2018 and 2017 are as follows:

	December 31,
($ in thousands)	2018	2017
Loss reserve discounting	$8,520	$7,507
Unearned premium reserve limitation	10,915	10,284
Other policyholders' funds payable	1,849	2,103
Other, net	1,753	2,202
Total deferred income tax asset	23,037	22,096
Net unrealized holding gains on investment securities	(13,614)	(22,195)
Deferred policy acquisition costs	(9,400)	(8,634)
Retirement benefits	(2,968)	(3,714)
Other, net	(1,963)	(2,573)
Total deferred income tax liability	(27,945)	(37,116)
Net deferred income tax liability	$(4,908)	$(15,020)

Based upon anticipated future taxable income and consideration of all other available evidence, management believes that it is “more likely than not” that the Company’s deferred income tax assets will be realized.
The actual income tax expense benefit for the years ended December 31, 2018, 2017 and 2016 differed from the “expected” income tax expense (benefit) for those years (computed by applying the United States federal corporate tax rate of 21 percent during 2018 and 35 percent during 2017 and 2016 to income (loss) before income tax) as follows:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Computed "expected" income tax expense (benefit)	$(3,082)	$13,936	$22,123
Increases (decreases) in tax resulting from:
Deferred income tax benefit from enactment of the TCJA	—	(9,056)	—
Incremental benefit of net operating loss carry back	(1,690)	—	—
Tax-exempt interest income	(1,183)	(2,715)	(2,803)
Dividends received deduction	(549)	(1,291)	(1,429)
Proration of tax-exempt interest and dividends received deduction	433	601	635
Investment tax credits	(540)	(672)	(1,392)
Other, net	(597)	(225)	(130)
Total income tax expense (benefit)	$(7,208)	$578	$17,004

The TCJA was signed into law on December 22, 2017. Among other provisions, the TCJA lowered the federal corporate tax rate from 35 percent to 21 percent, effective January 1, 2018. Since the change in tax rate was not effective until 2018, current tax expense in 2017 was unaffected; however, the temporary tax differences that comprised the net deferred income tax liability at the enactment date were projected to reverse at the lower 21 percent tax rate. The re-measurement of deferred income tax assets and liabilities resulted in the recognition of a $9.1 million deferred income tax benefit.
Pursuant to Staff Accounting Bulletin No. 118 issued by the Securities Exchange Commission, the Company made reasonable estimates of the effects the TCJA had on deferred income tax assets and liabilities at December 31, 2017. For items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company used existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. Subsequently, the Company made its final determination of the effects of the TCJA when the Internal Revenue Service (IRS) issued Revenue Procedure 2019-06, which provides applicable discount factors for both the transition obligation (reserves at January 1, 2018), and reserves at December 31, 2018.
Comprehensive income tax expense (benefit) included in the consolidated financial statements for the years ended December 31, 2018, 2017 and 2016 is as follows. The deferred income tax benefit that resulted from the enactment of the TCJA in 2017 is included in the "operations" line.

	Year ended December 31,
($ in thousands)	2018	2017	2016
Income tax expense (benefit) on:
Operations	$(7,208)	$578	$17,004
Change in unrealized holding gains on investment securities available-for-sale	(2,534)	10,205	(5,720)
Change in funded status of retirement benefit plans:
Pension plans	(1,071)	1,694	414
Postretirement benefit plans	(524)	(774)	(1,345)
Comprehensive income tax expense (benefit)	$(11,337)	$11,703	$10,353

The Company had no provision for uncertain income tax positions at December 31, 2018 or 2017.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during 2018, 2017 or 2016.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.

The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

11.	SURPLUS NOTES
The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual. The interest rate on the surplus notes was increased to 2.73 percent from 1.35 percent effective February 1, 2018. Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s statutory surplus and are subject to prior approval by the insurance commissioner of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $654,000 in 2018 and $337,000 in both 2017 and 2016.  At December 31, 2018, the Company’s property and casualty insurance subsidiaries had received approval and paid the 2018 interest expense on the surplus notes.

12.	EMPLOYEE RETIREMENT PLANS
Employers Mutual has various employee benefit plans, including a qualified defined benefit pension plan, a non-qualified defined benefit supplemental pension plan, a retiree life insurance benefit and a retiree health reimbursement arrangement (HRA) benefit.
The qualified defined benefit plan covers substantially all of its employees.  This plan is funded by employer contributions and provides a benefit under a cash balance formula for most employees; however, benefits are provided to a few long-term employees based on a traditional benefit formula. The cash balance method accumulates funds so that the employee can receive a specified benefit amount at retirement. Benefits accrue with an interest and salary credit each year. On December 18, 2017, Employers Mutual notified its employees that effective January 1, 2019, the salary credit will be based on a combination of age and years of service, rather than just age.  This change did not have a material impact on the pension benefit obligation. Benefits generally vest after three years of service or the attainment of 55 years of age and one year of service.  It is Employers Mutual’s funding policy to make contributions sufficient to be in compliance with minimum regulatory funding requirements, plus additional amounts as determined by management.
Employers Mutual’s non-qualified defined benefit supplemental retirement plan provides additional retirement benefits for a select group of management.  This plan enables select employees to receive retirement benefits without the limit on compensation imposed on qualified defined benefit pension plans by the IRS and to recognize compensation that has been deferred in the non-qualified deferred compensation plan.  The plan is unfunded and benefits generally vest after three years of service.
Employers Mutual also offers postretirement benefit plans which provide an HRA and life insurance benefits for eligible retired employees. Substantially all of its employees may become eligible for those benefits if they reach age 55 and have attained the required length of service while working for Employers Mutual. Under the HRA, Employers Mutual reimburses eligible participants, up to a pre-determined maximum, for amounts expended to enroll in publicly available individual health care plans and/or pay for qualifying out-of-pocket health care costs. The obligations of the HRA are based on the total amount of reimbursements expected to be made by Employers Mutual over the lives of the participants, rather than the total amount of medical benefits expected to be paid over the participants’ lives. Therefore, the obligations of the HRA are not directly impacted by changes in the cost of health care. However, the maximum amount Employers Mutual will reimburse eligible participants may be adjusted periodically based on an analysis of the change in health care costs. Such adjustments are reflected as plan amendments and increased the postretirement benefit plans' benefit obligation $2.7 million in 2017. During December 2017, Employers Mutual notified its employees that the life insurance benefit will be eliminated for employees retiring after 2018. As a result, the postretirement benefit plans' benefit obligation as of December 31, 2017 decreased $3.8 million. This change is also reflected as a plan amendment. The life insurance plan is noncontributory.  The benefits provided under both plans are subject to change.
Employers Mutual maintains a Voluntary Employee Beneficiary Association (VEBA) trust that has historically been used to accumulate funds for the payment of postretirement benefits. Given the overfunded position of the postretirement benefit plans, contributions to the VEBA trust are not anticipated for the foreseeable future.

The following table sets forth the funded status of Employers Mutual’s pension and postretirement benefit plans as of December 31, 2018 and 2017, based upon measurement dates of December 31, 2018 and 2017, respectively.

	Pension plans		Postretirement benefit plans
($ in thousands)	2018	2017	2018	2017
Change in projected benefit obligation:
Benefit obligation at beginning of year	$308,244	$284,194	$59,004	$55,651
Service cost	16,852	15,135	1,473	1,362
Interest cost	10,726	11,190	2,084	2,281
Actuarial (gain) loss	(30,787)	12,577	(7,484)	3,278
Benefits paid	(16,933)	(14,852)	(2,579)	(2,455)
Plan amendments	—	—	—	(1,113)
Projected benefit obligation at end of year	288,102	308,244	52,498	59,004

Change in plan assets:
Fair value of plan assets at beginning of year	349,004	300,915	75,658	67,809
Actual return on plan assets	(24,325)	54,255	(4,311)	10,304
Employer contributions	9,009	8,686	—	—
Benefits paid	(16,933)	(14,852)	(2,579)	(2,455)
Fair value of plan assets at end of year	316,755	349,004	68,768	75,658
Funded status	$28,653	$40,760	$16,270	$16,654

The actuarial gains in the projected benefit obligations of the pension and postretirement benefit plans during 2018 are largely due to the increases in the discount rate assumptions, partially offset by losses from an extension in the retirement rate assumption. For the pension plans, a decline in the interest credit rate assumption also contributed to the actuarial gain.
The following tables set forth the amounts recognized in the Company’s financial statements as a result of the property and casualty insurance subsidiaries’ aggregate 30 percent participation in the pooling agreement.
Amounts recognized in the Company’s consolidated balance sheets:

	Pension plans		Postretirement benefit plans
($ in thousands)	2018	2017	2018	2017
Assets:
Prepaid pension and postretirement benefits	$12,603	$16,327	$5,088	$4,356
Liability:
Pension and postretirement benefits	(4,070)	(4,185)	—	—
Net amount recognized	$8,533	$12,142	$5,088	$4,356

Amounts recognized in the Company’s consolidated balance sheets under the caption “accumulated other comprehensive income”, before deferred income taxes:

	Pension plans		Postretirement benefit plans
($ in thousands)	2018	2017	2018	2017
Net actuarial loss	$(16,691)	$(11,598)	$(5,622)	$(4,950)
Prior service credit	—	—	14,586	16,407
Net amount recognized	$(16,691)	$(11,598)	$8,964	$11,457

Amounts recognized in the Company’s consolidated statements of comprehensive income, before deferred income taxes:

	Pension plans		Postretirement benefit plans
($ in thousands)	2018	2017	2018	2017
Net actuarial gain (loss)	$(5,093)	$7,329	$(672)	$1,197
Prior service (cost) credit	—	6	(1,821)	(3,034)
Net amount recognized	$(5,093)	$7,335	$(2,493)	$(1,837)

The following table sets forth the projected benefit obligation, accumulated benefit obligation and fair value of plan assets of Employers Mutual’s non-qualified pension plan.  The amounts related to the qualified pension plan are not included since the plan assets exceeded the accumulated benefit obligation.

	Year ended December 31,
($ in thousands)	2018	2017
Projected benefit obligation	$13,566	$13,950
Accumulated benefit obligation	11,882	12,272
Fair value of plan assets	—	—

The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Year ended December 31,
($ in thousands)	2018	2017	2016
Pension plans:
Service cost	$16,852	$15,135	$14,432
Interest cost	10,726	11,190	10,161
Expected return on plan assets	(24,052)	(20,765)	(19,361)
Amortization of net actuarial loss	537	3,643	4,311
Amortization of prior service cost	—	20	31
Net periodic pension benefit cost	$4,063	$9,223	$9,574

Postretirement benefit plans:
Service cost	$1,473	$1,362	$1,273
Interest cost	2,084	2,281	2,215
Expected return on plan assets	(4,815)	(4,311)	(4,224)
Amortization of net actuarial loss	935	1,371	1,494
Amortization of prior service credit	(11,129)	(11,154)	(11,338)
Net periodic postretirement benefit income	$(11,452)	$(10,451)	$(10,580)

The net periodic postretirement benefit income recognized on Employers Mutual's postretirement benefit plans is due to a plan amendment that was announced in the fourth quarter of 2013. This plan amendment generated a prior service credit that is being amortized into net periodic benefit cost over a period of 10 years.
Net periodic pension benefit cost allocated to the Company amounted to $1.2 million, $2.8 million and $2.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Net periodic postretirement benefit income allocated to the Company for the years ended December 31, 2018, 2017 and 2016 amounted to $3.2 million, $2.9 million, and $3.0 million, respectively.

The weighted-average assumptions used to measure the benefit obligations are as follows:

	Year ended December 31,
	2018	2017
Pension plans:
Discount rate	4.24%	3.60%
Interest credit rate	4.50%	5.50%
Rate of compensation increase:
Qualified pension plan	5.07%	5.09%
Non-qualified pension plan	4.37%	4.45%

Postretirement benefit plans:
Discount rate	4.27%	3.63%

The weighted-average assumptions used to measure the net periodic benefit costs are as follows:

	Year ended December 31,
	2018	2017	2016
Pension plans:
Discount rate	3.60%	4.07%	3.90%
Interest credit rate	5.50%	5.50%	5.50%
Expected long-term rate of return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase:
Qualified pension plan	5.07%	5.08%	5.07%
Non-qualified pension plan	4.37%	4.47%	4.56%

Postretirement benefit plans:
Discount rate	3.63%	4.21%	4.42%
Expected long-term rate of return on plan assets	6.50%	6.50%	6.50%

The expected long-term rates of return on plan assets were developed considering actual historical results, current and expected market conditions, plan asset mix and management’s investment strategy.
The following benefit payments, which reflect expected future service, are expected to be paid from the plans over the next ten years:

($ in thousands)	Pension benefits	Postretirement benefits
2019	$19,932	$2,805
2020	22,180	2,998
2021	21,996	3,169
2022	22,620	3,286
2023	23,408	3,358
2024 - 2028	124,035	17,922

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

•	ETF: Valued at the closing price from the applicable exchange.

•	Life Insurance Contract: Valued at the cash surrender value, which approximates fair value.
The fair values of the assets held in Employers Mutual’s VEBA trust are as follows:

December 31, 2018		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$1,506	$1,506	$—	$—
Emerging markets ETF	3,986	3,986	—	—
Mutual funds	47,632	47,632	—	—
Life insurance contracts	14,885	—	—	14,885
Cash	759	759	—	—
Total benefit plan assets	$68,768	$53,883	$—	$14,885

December 31, 2017		Fair value measurements using
($ in thousands)	Total	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money market fund	$1,254	$1,254	$—	$—
Emerging markets ETF	4,803	4,803	—	—
Mutual funds	54,180	54,180	—	—
Life insurance contracts	14,524	—	—	14,524
Cash	897	897	—	—
Total benefit plan assets	$75,658	$61,134	$—	$14,524

Presented below is a reconciliation of the assets measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017.

	Fair value measurements using significant unobservable (Level 3) inputs
	Life insurance contracts
($ in thousands)	2018	2017
Balance at beginning of year	$14,524	$14,159
Actual return on plan assets:
Increase in cash surrender value of life insurance contracts	361	365
Balance at end of year	$14,885	$14,524

Employers Mutual uses Global Portfolio Strategies, Inc. to advise on the asset allocation strategy for its qualified pension plan.  The asset allocation strategy and process of Global Portfolio Strategies, Inc. uses a diversified allocation of equity, debt and real estate exposures that is customized to the plan’s payment risk and return targets.
Global Portfolio Strategies, Inc. reviews the plan’s assets and liabilities in relation to expectations of long-term market performance and liability development to recommend the appropriate asset allocation.  The data for the contributions and emerging liabilities is provided from the plan’s actuarial valuation, while the current asset and monthly benefit payment data is provided by the plan record keeper.
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

In accordance with ASU 2015-07, a fair value hierarchy table is not included here since all of the Plan's investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient, which are not classified in the fair value hierarchy. Presented below are the fair values of assets held in Employers Mutual's defined benefit retirement plan:

	December 31,
($ in thousands)	2018	2017
Pooled separate accounts	$316,755	$349,004
Total benefit plan assets	$316,755	$349,004

Employers Mutual plans to contribute approximately $7.0 million to the pension plan in 2019. No contributions are expected to be made to the VEBA trust in 2019.

The Company participates in other benefit plans sponsored by Employers Mutual, including its 401(k) Plan, Board and Executive Non-Qualified Excess Plans and Defined Contribution Supplemental Executive Retirement Plan.  The Company’s share of expenses for these plans amounted to $3.3 million, $2.9 million and $2.7 million in 2018, 2017 and 2016, respectively.

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

Stock Plans
On May 26, 2017, the Company registered 150,000 shares of its common stock for use in the EMC Insurance Group Inc. 2017 Non-Employee Director Stock Plan (the "2017 Director Plan"). The 2017 Director Plan provides for the awarding of non-qualified stock options, restricted stock, restricted stock units and other stock-based awards to the Company's non-employee directors. During 2018 and 2017, 2,800 and 2,000 shares of restricted stock were granted to non-employee directors of the Company under this plan. These shares of restricted stock vest over a one year period. Dividends on the unvested restricted stock are accrued and paid to the directors at the time of vesting.
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
Options granted under the 2007 Plan generally had a vesting period of five years, with options becoming exercisable in equal annual cumulative increments commencing on the first anniversary of the option grant.  Option prices could not be less than the fair value of the common stock on the date of grant. Restricted stock awards granted under the 2007 Plan generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. With the exception of death, permanent disability or a change in control, any unvested shares of restricted stock are forfeited on termination of employment, including retirement. Holders of unvested shares of restricted stock receive compensation income equal to the amount of any dividends declared on the common stock.
During 2017, Employers Mutual began issuing restricted stock unit awards rather than restricted stock awards. In connection with this change, Employers Mutual now acquires stock to fulfill its obligations to the recipients of the restricted stock unit awards on the date they vest, rather than on the grant date of the awards. Because of this change, an account Employers Mutual established to hold previously granted restricted stock awards until they vest will periodically contain excess shares of the Company's stock stemming from forfeitures and surrenders. During 2018, the Company repurchased 30,523 shares of stock from this unvested restricted stock account at an average cost of $26.30. These repurchased shares are not deemed to be shares repurchased under the Company's stock repurchase program. Like restricted stock awards, restricted stock unit awards generally have a vesting period of four years, with shares vesting in equal annual cumulative increments commencing on the first anniversary of the grant. Upon death, disability or change in control, any granted but unvested restricted stock units become fully vested and settled. Upon qualifying for "Approved Retirement" [attaining 70 points (combined age plus whole years of continuous service) with a minimum age of 55 years, or reaching age 65], restricted stock units will generally become non-forfeitable on a pro-rated basis over the 12 months following the grant date. Settlement of non-forfeitable restricted stock units is deferred until the date on which the restricted stock units would otherwise vest and settle pursuant to the normal four-year vesting schedule. Holders of unvested restricted stock units do not receive compensation income equal to the amount of dividends declared on the common stock.
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

The Company recognized compensation expense from these plans totaling $1.2 million ($949,000 net of tax), $801,000 ($521,000 net of tax) and $788,000 ($512,000 net of tax) in 2018, 2017 and 2016, respectively.  Due to the historically small number of forfeitures, the Company has elected to recognize the reduction to compensation expense from forfeitures as they occur.
A summary of the stock option activity under Employers Mutual’s stock plans for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
	2018		2017		2016
	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price	Number of options	Weighted- average exercise price
Outstanding, beginning of year	406,311	$14.51	649,012	$14.65	1,006,171	$14.92
Exercised	(93,802)	14.51	(222,921)	14.88	(321,312)	15.31
Expired	(30,577)	14.42	(18,805)	15.16	(34,947)	16.32
Forfeited	—	—	(975)	13.99	(900)	13.99
Outstanding, end of year	281,932	$14.52	406,311	$14.51	649,012	$14.65

Exercisable, end of year	281,932	$14.52	406,311	$14.51	593,224	$14.72

As discussed above, during 2017 Employers Mutual began issuing restricted stock unit awards to eligible employees. These awards are accounted for as liability-based awards, whereby the liability is remeasured at each reporting date as the average of the high and low trading prices of the Company's common stock on that date. Upon settlement, the Company will receive the full fair value for all shares issued. The Company's share of this liability at December 31, 2018 was $1.2 million. A summary of restricted stock unit awards activity for 2018 and 2017 is as follows:

	Year ended December 31,
	2018	2017
	Number of awards	Number of awards
Non-vested, beginning of year	114,055	—
Granted	120,439	116,288
Vested	28,365	—
Forfeited	3,236	2,233
Non-vested, end of year	202,893	114,055

For restricted stock awards, the average of the high and low trading prices of the Company's common stock on the dates of grant were used to determine their fair values. In 2016, the Company received the full fair value, as of the grant date, for all shares issued in connection with Employers Mutual's grant of restricted stock awards.  At December 31, 2018, the Company’s portion of the unrecognized compensation cost associated with restricted stock awards that are not currently vested was $314,000 with a 0.84 year weighted-average period over which the compensation expense is expected to be recognized. The Company's portion of the total fair value of restricted stock awards that vested was $429,000, $545,000 and $414,000 in 2018, 2017 and 2016, respectively. A summary of restricted stock awards activity for 2018, 2017 and 2016 is as follows:

	Year ended December 31,
	2018		2017		2016
	Number of awards	Weighted- average grant-date fair value	Number of awards	Weighted- average grant-date fair value	Number of awards	Weighted- average grant-date fair value
Non-vested, beginning of year	144,050	$22.96	234,281	$22.31	216,944	$20.40
Granted	2,800	25.27	2,000	26.95	118,588	24.56
Vested	(63,849)	22.42	(85,192)	21.31	(69,057)	19.98
Forfeited	(15,844)	22.91	(7,039)	22.57	(32,194)	22.73
Non-vested, end of year	67,157	$23.57	144,050	$22.96	234,281	$22.31

The Company’s portion of the total intrinsic value of options exercised under Employers Mutual’s stock plans was $339,000, $901,000 and $1.1 million in 2018, 2017 and 2016, respectively.  Under the terms of the pooling and quota share agreements, these amounts were paid to Employers Mutual.  The Company receives the full fair value, as of the exercise date, for all shares issued in connection with option exercises. Additional information relating to options outstanding and options vested (exercisable) at December 31, 2018 is as follows:

	December 31, 2018
($ in thousands, except share and per share amounts)	Number of options	Weighted-average exercise price	Aggregate intrinsic value	Weighted-average remaining term
Options outstanding	281,932	$14.52	$4,918	2.18
Options exercisable	281,932	$14.52	$4,918	2.18

Incentive stock options generally do not generate income tax deductions for the Company.  The Company has recorded a deferred income tax benefit for non-qualified stock options and restricted stock awards that have been issued.  The Company’s portion of the current income tax deduction realized from exercises of non-qualified stock options was $56,000, $239,000 and $284,000 in 2018, 2017 and 2016, respectively. These actual deductions are generally in excess of the deferred tax benefits recorded in conjunction with the compensation expense (referred to as excess tax benefits), which reduce income tax expense. The income tax benefit that results from disqualifying dispositions of stock purchased through the exercise of incentive stock options is immaterial.

Employee Stock Purchase Plan
On May 30, 2008, the Company registered 750,000 shares of its common stock for use in the Employers Mutual Casualty Company 2008 Employee Stock Purchase Plan.  All employees are eligible to participate in the plan, though this plan is currently suspended pending the outcome of Employers Mutual's non-binding indicative proposal to purchase all outstanding shares of the Company. An employee may participate in the plan, when not suspended, by delivering, during the first twenty days of the calendar month preceding the first day of an election period, a payroll deduction authorization to the plan administrator; or making a cash contribution (employees designated as “Insiders” are required to give six months advance notice prior to participating in the plan).  Participants pay 85 percent of the fair market value of the stock on the date of purchase.  The plan is administered by the Board of Directors of Employers Mutual, which has the right to amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of participants.  Expenses allocated to the Company in connection with this plan totaled $116,000, $100,000 and $78,000 in 2018, 2017 and 2016, respectively.
During 2018, shares were purchased under the plan at prices ranging from $20.90 to $24.70.  Activity under the plan was as follows:

	Year ended December 31,
	2018	2017	2016
Shares available for purchase, beginning of year	271,585	349,404	414,883
Shares purchased under the plan	(95,055)	(77,819)	(65,479)
Shares available for purchase, end of year	176,530	271,585	349,404

Non-Employee Director Stock Purchase Plan
On March 14, 2013, the Company registered 300,000 shares of its common stock for issuance under the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan.  All non-employee directors of Employers Mutual and its subsidiaries, as well as non-employee directors of the Company, are eligible to participate in the plan, though this plan is currently suspended pending the outcome of Employers Mutual's non-binding indicative proposal to purchase all outstanding shares of the Company.  When this plan is not suspended, each eligible director could purchase shares of common stock at 75 percent of the fair value of the stock on the exercise date in an amount equal to a minimum of 25 percent and a maximum of 100 percent of their annual cash retainer.  The plan was authorized through the period of the 2023 annual meetings.  The plan is administered by the Corporate Governance and Nominating Committee of the Board of Directors of Employers Mutual.  The Board may amend or terminate the plan at any time; however, no such amendment or termination shall adversely affect the rights and privileges of the participants.  Expenses allocated to the Company in connection with this plan totaled $53,000, $65,000 and $84,000 in 2018, 2017 and 2016, respectively.
During 2018, shares were purchased under the plan at prices ranging from $18.95 to $19.99.  Activity under the plan was as follows:

	Year ended December 31,
	2018	2017	2016
Shares available for purchase, beginning of year	235,373	249,843	264,446
Shares purchased under the plan	(10,151)	(14,470)	(14,603)
Shares available for purchase, end of year	225,222	235,373	249,843

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

Employers Mutual did not participate in this plan in 2018, 2017 or 2016.  Activity under the plan was as follows:

	Year ended December 31,
	2018	2017	2016
Shares available for purchase, beginning of year	965,801	971,222	976,697
Shares purchased under the plan	(5,301)	(5,421)	(5,475)
Shares available for purchase, end of year	960,500	965,801	971,222
Lowest purchase price	$23.87	$26.94	$22.09
Highest purchase price	$32.38	$31.09	$30.50

14.	ACCUMULATED OTHER COMPREHENSIVE INCOME
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

	Accumulated other comprehensive income by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2016	$49,748	$(16,299)	$12,632	$(3,667)	$46,081
Other comprehensive income (loss) before reclassifications	27,278	5,571	96	5,667	32,945
Amounts reclassified from accumulated other comprehensive income	(8,326)	958	(2,047)	(1,089)	(9,415)
Other comprehensive income (loss)	18,952	6,529	(1,951)	4,578	23,530
Reclassification of tax effects from accumulated other comprehensive income resulting from TCJA	14,797	(3,304)	2,280	(1,024)	13,773
Balance at December 31, 2017	83,497	(13,074)	12,961	(113)	83,384
Cumulative adjustment for adoption of financial instruments recognition and measurement changes	(66,234)	—	—	—	(66,234)
Other comprehensive income (loss) before reclassifications	(24,192)	(4,885)	1,050	(3,835)	(28,027)
Amounts reclassified from accumulated other comprehensive income	14,653	333	(2,489)	(2,156)	12,497
Other comprehensive income (loss)	(9,539)	(4,552)	(1,439)	(5,991)	(15,530)
Balance at December 31, 2018	$7,724	$(17,626)	$11,522	$(6,104)	$1,620

The following tables display amounts reclassified out of accumulated other comprehensive income and into net income during the three years ended December 31, 2018.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Year ended December 31, 2018	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$(18,548)	Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments
Deferred income tax (expense) benefit	3,895	Total income tax expense (benefit)
Net reclassification adjustment	(14,653)	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(421)	(1)
Prior service credit	3,150	(1)
Total before tax	2,729
Deferred income tax (expense) benefit	(573)
Net reclassification adjustment	2,156

Total reclassification adjustment	$(12,497)

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 12, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Year ended December 31, 2017	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$12,809	Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments
Deferred income tax (expense) benefit	(4,483)	Total income tax expense (benefit)
Net reclassification adjustment	8,326	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(1,474)	(1)
Prior service credit	3,150	(1)
Total before tax	1,676
Deferred income tax (expense) benefit	(587)
Net reclassification adjustment	1,089

Total reclassification adjustment	$9,415

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 12, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Year ended December 31, 2016	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$10,364	Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments
Deferred income tax (expense) benefit	(3,628)	Total income tax expense (benefit)
Net reclassification adjustment	6,736	Net income

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(2,383)	(1)
Prior service credit	3,690	(1)
Total before tax	1,307
Deferred income tax (expense) benefit	(457)
Net reclassification adjustment	850

Total reclassification adjustment	$7,586

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 12, Employee Retirement Plans, for additional details).

15.	STOCK REPURCHASE PROGRAMS
Stock Repurchase Plans
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  During 2018, the Company repurchased 25,300 shares of its common stock at an average cost of $25.76. No repurchases were made in 2017, but 17,300 shares were repurchased during 2016 at an average cost of $22.14.

Stock Purchase Plan
During the second quarter of 2005, Employers Mutual initiated a $15.0 million stock purchase program under which Employers Mutual may purchase shares of the Company’s common stock in the open market.  This purchase program does not have an expiration date; however, this program is currently dormant and will remain so while the Company’s repurchase program is in effect.  The timing and terms of the purchases are determined by management based on market conditions and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  No purchases were made during 2018, 2017 and 2016.  As of December 31, 2018, $4.5 million remained available under this plan for additional purchases.

16.	LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The Company does not have any lease agreements, but Employers Mutual has entered into leases for 16 branch and service office facilities, the costs of which are charged to the pool and allocated among the pool participants based on their respective participation interests.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $615,000 and $706,000 as of December 31, 2018 and 2017, respectively.  Premium tax offsets of $809,000 and $897,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of December 31, 2018 and 2017, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company has accrued estimated second-injury fund assessments of $2.4 million and $2.0 million as of December 31, 2018 and 2017, respectively.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2018.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2018 should the issuers of those annuities fail to perform.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.
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

17. UNAUDITED INTERIM FINANCIAL INFORMATION

	Three months ended,
($ in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2018
Total revenues	$163,379	$166,637	$189,125	$141,586

Income (loss) before income tax expense (benefit)	$(528)	$(7,722)	$24,444	$(30,870)
Income tax expense (benefit)	(452)	(2,727)	5,296	(9,325)
Net income (loss)	$(76)	$(4,995)	$19,148	$(21,545)

Net income (loss) per common share - basic and diluted[1]	$—	$(0.24)	$0.89	$(1.00)

	Three months ended,
($ in thousands, except per share amounts)	March 31	June 30	September 30	December 31
2017
Total revenues	$155,737	$165,426	$167,196	$175,598

Income (loss) before income tax expense (benefit)	$8,440	$7,229	$(440)	$24,587
Income tax expense (benefit)	1,636	1,725	(1,186)	(1,597)
Net income (loss)	$6,804	$5,504	$746	$26,184

Net income (loss) per common share - basic and diluted[1]	$0.32	$0.26	$0.03	$1.23
1 Since the weighted-average number of shares outstanding for the quarters are calculated independently of the weighted-average number of shares outstanding for the year, quarterly net income per share may not total to annual net income per share.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule I – Summary of Investments-
Other than Investment in Related Parties
December 31, 2018

($ in thousands)
Type of investment	Cost	Fair value	Amount at which shown in the balance sheet

Fixed maturity securities available-for-sale:
U.S. treasury	$8,139	$8,021	$8,021
U.S. government-sponsored agencies	303,198	304,479	304,479
Obligations of states and political subdivisions	273,727	283,651	283,651
Commercial mortgage-backed	83,854	84,379	84,379
Residential mortgage-backed	161,055	162,137	162,137
Other asset-backed	21,596	20,834	20,834
Corporate	421,563	419,408	419,408
Total fixed maturity securities available-for-sale	1,273,132	1,282,909	1,282,909

Equity investments, at fair value:
Common stocks:
Financial services	35,410	41,839	41,839
Information technology	17,678	31,581	31,581
Healthcare	21,602	34,571	34,571
Consumer staples	10,926	13,180	13,180
Consumer discretionary	15,921	22,765	22,765
Energy	10,124	13,372	13,372
Industrials	10,989	19,389	19,389
Other	11,512	14,371	14,371
Non-redeemable preferred stocks	18,531	16,654	16,654
Investment funds	7,678	7,641	7,641
Total equity investments	160,371	215,363	215,363

Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200

Other long-term investments	19,316	XXXX	19,316

Short-term investments	28,204	28,204	28,204
Total investments	$1,482,223	XXXX	$1,546,992

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant
Condensed Balance Sheets

	December 31,
($ in thousands, except share and per share amounts)	2018	2017
ASSETS
Investments:
Common stock of subsidiaries (equity method)	$556,977	$599,036
Equity investments, at fair value (cost $0 and $2,000)	—	2,000
Equity investments, at alternative measurement of cost less impairments	1,200	—
Other long-term investments	3,811	—
Short-term investments	2,368	1,900
Total investments	564,356	602,936

Cash	206	255
Accrued investment income	3	1
Prepaid assets	119	136
Income taxes recoverable	510	777
Deferred income taxes	6	—
Amounts due from affiliate to settle inter-company transaction balances	705	—
Total assets	$565,905	$604,105

LIABILITIES
Accounts payable	$123	$80
Amounts due affiliate to settle inter-company transaction balances	—	160
Deferred income taxes	—	19
Total liabilities	123	259

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,615,105 shares in 2018 and 21,455,545 shares in 2017	21,615	21,455
Additional paid-in capital	128,451	124,556
Accumulated other comprehensive income	1,620	83,384
Retained earnings	414,096	374,451
Total stockholders' equity	565,782	603,846
Total liabilities and stockholders' equity	$565,905	$604,105
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Income

	Year ended December 31,
($ in thousands)	2018	2017	2016
REVENUES
Dividends received from subsidiaries	$21,124	$5,719	$9,707
Investment income	44	38	13
Net realized investment gains (losses) and, beginning in 2018, change in unrealized gains on equity investments	(90)	—	—
Total revenues	21,078	5,757	9,720
Operating expenses (affiliated $1,243, $1,124 and $1,139)	2,552	2,269	2,006
Income before income tax benefit and equity in undistributed net income (loss) of subsidiaries	18,526	3,488	7,714
Income tax benefit	(535)	(794)	(698)
Income before equity in undistributed net income (loss) of subsidiaries	19,061	4,282	8,412
Equity in undistributed net income (loss) of subsidiaries	(26,529)	34,956	37,791
Net income (loss)	$(7,468)	$39,238	$46,203
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Comprehensive Income

	Year ended December 31,
($ in thousands)	2018	2017	2016
Net income (loss)	$(7,468)	$39,238	$46,203

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income taxes	(24,192)	27,278	(3,885)
Reclassification adjustment for net realized investment gains (losses) included in net income, net of income taxes	14,653	(8,326)	(6,736)
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income taxes:
Net actuarial loss	333	958	1,549
Prior service credit	(2,489)	(2,047)	(2,399)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(2,156)	(1,089)	(850)
Change in funded status of affiliate's pension and postretirement benefit plans, net of deferred income taxes:
Net actuarial gain (loss)	(4,885)	5,571	(542)
Prior service credit (cost)	1,050	96	(339)
Total change in funded status of affiliate's pension and postretirement benefit plans	(3,835)	5,667	(881)

Other comprehensive income (loss)	(15,530)	23,530	(12,352)

Total comprehensive income (loss)	$(22,998)	$62,768	$33,851
All balances labeled with "affiliate" above are the result of related party transactions with Employers Mutual. All other comprehensive income (loss) balances presented above are from the Registrant's subsidiaries.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule II – Condensed Financial Information of Registrant, Continued
Condensed Statements of Cash Flows

	Year ended December 31,
($ in thousands)	2018	2017	2016
Net cash provided by operating activities	$18,669	$3,726	$9,170

Cash flows from investing activities
Capital contributions to subsidiaries	—	(300)	(500)
Purchases of equity investments	(1,200)	—	(2,000)
Purchases of other long-term investments	(1,900)	—	—
Net (purchases) disposals of short-term investments	(468)	8,974	(1,113)
Net cash (used in) provided by investing activities	(3,568)	8,674	(3,613)

Cash flows from financing activities
Issuance of common stock through affiliate’s stock plans	5,426	7,527	11,070
Repurchase of common stock	(1,455)	(1,858)	(383)
Dividends paid to stockholders (affiliated $(10,477), $(10,006) and $(9,182))	(19,121)	(17,998)	(16,196)
Net cash used in financing activities	(15,150)	(12,329)	(5,509)

Net increase (decrease) in cash	(49)	71	48
Cash at the beginning of the year	255	184	136
Cash at the end of the year	$206	$255	$184

Income taxes recovered	$777	$700	$716
Interest paid	$—	$—	$—
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule III – Supplementary Insurance Information
For Years Ended December 31, 2018, 2017 and 2016

($ in thousands)
Segment	Deferred policy acquisition costs	Loss and settlement expense reserves	Unearned premiums	Premium revenue	Net investment income	Losses and settlement expenses incurred	Amortization of deferred policy acquisition costs	Other underwriting expenses	Premiums written

Year ended December 31, 2018
Property and casualty insurance	$40,674	$531,912	$246,330	$495,447	$34,070	$332,921	$83,869	$85,967	$510,525
Reinsurance	4,086	245,278	22,181	149,736	13,523	124,238	31,934	2,857	150,518
Parent company	—	—	—	—	44	—	—	—	—
Consolidated	$44,760	$777,190	$268,511	$645,183	$47,637	$457,159	$115,803	$88,824	$661,043

Year ended December 31, 2017
Property and casualty insurance	$37,140	$502,864	$236,030	$472,369	$32,670	$302,973	$79,734	$79,245	$484,027
Reinsurance	3,974	229,748	21,767	134,789	12,771	118,996	29,176	2,673	132,274
Parent company	—	—	—	—	38	—	—	—	—
Consolidated	$41,114	$732,612	$257,797	$607,158	$45,479	$421,969	$108,910	$81,918	$616,301

Year ended December 31, 2016
Property and casualty insurance	$36,295	$486,387	$220,697	$456,467	$33,886	$294,369	$78,493	$71,272	$463,673
Reinsurance	4,644	204,145	24,188	135,941	13,591	92,528	29,910	3,149	131,030
Parent company	—	—	—	—	13	—	—	—	—
Consolidated	$40,939	$690,532	$244,885	$592,408	$47,490	$386,897	$108,403	$74,421	$594,703

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule IV – Reinsurance
For Years Ended December 31, 2018, 2017 and 2016

($ in thousands)	Gross amount	Ceded to other companies	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2018
Consolidated earned premiums	$399,660	$455,395	$700,918	$645,183	108.6%

Year ended December 31, 2017
Consolidated earned premiums	$384,993	$437,881	$660,046	$607,158	108.7%

Year ended December 31, 2016
Consolidated earned premiums	$382,300	$426,946	$637,054	$592,408	107.5%

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
Schedule VI – Supplemental Information Concerning
Property-Casualty Insurance Operations
For Years Ended December 31, 2018, 2017 and 2016

($ in thousands)	Deferred policy acquisition costs	Reserves for losses and settlement expenses	Discount, if any, deducted from reserves	Unearned premiums	Earned premiums	Net investment income
Year ended December 31, 2018	$44,760	$777,190	$—	$268,511	$645,183	$47,593
Year ended December 31, 2017	$41,114	$732,612	$—	$257,797	$607,158	$45,441
Year ended December 31, 2016	$40,939	$690,532	$—	$244,885	$592,408	$47,477

	Losses and settlement expenses incurred related to		Amortization of deferred policy acquisition costs	Paid losses and settlement expenses	Premiums written
($ in thousands)	Current year	Prior years
Year ended December 31, 2018	$475,843	$(18,684)	$115,803	$417,135	$661,043
Year ended December 31, 2017	$441,588	$(19,619)	$108,910	$392,586	$616,301
Year ended December 31, 2016	$427,838	$(40,941)	$108,403	$372,888	$594,703

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.
The information required by Item 10 regarding the audit committee financial expert and the members of the Company's Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Corporate Governance of the Company - Board Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019.
The information required by Item 10 regarding the Company's directors is incorporated by reference from the information under the captions “Election of Directors" and "Corporate Governance of the Company - Board Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019.
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2019.
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
See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2019, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management and Directors” and “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2019, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Certain Relatationships and Related Persons Transactions” and “Corporate Governance of the Company- Independence of Directors" in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2019, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the information under the caption “Independent Registered Public Accounting Firm's Fees" in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 16, 2019, which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)    List of Financial Statements and Schedules

1.	Financial Statements
		Page
	Management's Report on Internal Control Over Financial Reporting	93
	Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting	94
	Report of Independent Registered Public Accounting Firm	95
	Consolidated Balance Sheets, December 31, 2018 and 2017	96
	Consolidated Statements of Income for the years ended December 31, 2018, 2017 and 2016	98
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	99
	Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017 and 2016	100
	Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	101
	Notes to Consolidated Financial Statements	103

2.	Schedules

	Schedule I - Summary of Investments - Other Than Investments in Related Parties	160
	Schedule II - Condensed Financial Information of Registrant	161
	Schedule III - Supplementary Insurance Information	165
	Schedule IV - Reinsurance	166
	Schedule VI - Supplemental Information Concerning Property-Casualty Insurance Operations	167

All other schedules have been omitted for the reason that the items required by such schedules are not present in the consolidated financial statements, are covered in the notes to the consolidated financial statements or are not significant in amount.

3.	Exhibits required by Item 601

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company's Form 8-K filed on May 7, 2015 under Item 5.03)

	3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on May 21, 2018 under Item 5.03)

10.	Material contracts

10.1.1
EMC Insurance Companies Amended and Restated Reinsurance Pooling Agreements Between Employers Mutual Casualty Company and Certain of its Affiliated Companies (incorporated by reference to Exhibit 10.1.1 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2018)

10.1.2
100% Quota Share Reinsurance Retrocessional Agreement between Employers Mutual Casualty Company and EMC Reinsurance Company (incorporated by reference to Exhibit 10.1.2 filed with the Company's Form 10-K for the year ended December 31, 2015)

10.1.3
Aggregate Catastrophe Excess of Loss and Per Occurrence Catastrophe Excess of Loss Reinsurance Contract between Employers Mutual Casualty Company and EMC Reinsurance Company (incorporated by reference to Exhibit 10.1.4 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2018)

10.1.4
Semi-Annual Aggregate Catastrophe Excess of Loss Reinsurance Contract between Employers Mutual Casualty Company and Dakota Fire Insurance Company, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company (incorporated by reference to Exhibit 10.1.5 filed with the Company's Form 10-Q for the quarterly period ended June 30, 2018)

10.2.1	Summary of compensation for the Company’s non-employee directors (incorporated by reference to the Company's Form 8-K filed on March 6, 2018 under Item 1.01)*

10.2.2	Employers Mutual Casualty Company Executive Annual Bonus Plan (incorporated by reference to Exhibit 10.2.3 filed with the Company's Form 8-K filed on May 20, 2016 under Item 5.07)*

10.2.3	Executive Contingent Salary Plan – EMC Reinsurance Company (incorporated by reference to Exhibit 10.2.3 filed with the Company's Form 10-K for the year ended December 31, 2017)*

10.2.4	Employers Mutual Casualty Company Senior Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.5 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.5	EMC Reinsurance Company Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.6 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.6	Employers Mutual Casualty Company Executive Long Term Incentive Plan (incorporated by reference to Exhibit 10.2.7 filed with the Company's Form 8-K filed on May 20, 2016 under Item 5.07)*

10.2.7	Senior Executive Compensation Bonus Program (incorporated by reference to Exhibit 10.2.3 filed with the Company's Form 8-K filed on December 29, 2014 under Item 5.02)*

10.2.9	Summary of Compensation for the Company's Special Committee

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

10.3.2
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan, as amended and restated (incorporated by reference to Exhibit 10.3.2 filed with the Company's Form 10-K for the year ended December 31, 2017)*

10.3.3
Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II (incorporated by reference to Exhibit 10.3.3 filed with the Company's Form 10-K for the year ended December 31, 2017)*

10.3.4	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated*

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan*

10.3.6
Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3.6 filed with the Company's Form 10-K for the year ended December 31, 2017)*

10.4.1
Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.4.1 filed with the Company's Form 8-K filed on May 27, 2016 under Item 8.01)*

10.4.2	2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan (incorporated by reference to Registration Statement No. 333-187250)*

10.4.3	EMC Insurance Group Inc. 2017 Non-Employee Director Stock Plan (incorporated by reference to Registration Statement No. 333-218264)*

10.4.4	2007 Employers Mutual Casualty Company Stock Incentive Plan (incorporated by reference to Registration Statement No. 333-143457)*

		10.4.5	Employers Mutual Casualty Company 2017 Stock Incentive Plan (incorporated by reference to Registration Statement No. 333-222326)*

		10.4.6	EMC Insurance Group Inc. Amended and Restated Dividend Reinvestment and Common Stock Purchase Plan (incorporated by reference to Registration Statement No. 333-187622)

		10.5.1	Surplus Note – EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.1 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2018)

		10.5.2	Surplus Note – Illinois EMCASCO Insurance Company (incorporated by reference to Exhibit 10.5.2 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2018)

		10.5.3	Surplus Note – Dakota Fire Insurance Company (incorporated by reference to Exhibit 10.5.3 filed with the Company’s Form 10-Q for the quarterly period ended March 31, 2018)

		10.5.4	First Amended Inter-Company Loan Agreement (incorporated by reference to Exhibit 10.5.4 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2018)

		10.6.1	First Amended Investment Management Agreement (incorporated by reference to Exhibit 10.6.1 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2018)

10.6.2
Services Agreement between Employers Mutual Casualty Company and EMC Insurance Group Inc. (incorporated by reference to Exhibit 10.6.2 filed with the Company’s Form 10-K for the calendar year ended December 31, 2017)

10.6.3
Services Agreement between Employers Mutual Casualty Company and EMC Underwriters, LLC (incorporated by reference to Exhibit 10.6.3 filed with the Company’s Form 10-K for the calendar year ended December 31, 2017)

10.6.4
Agreement for Payment of Taxes between Employers Mutual Casualty Company and EMC Insurance Group Inc. and its subsidiaries individually (incorporated by reference to Exhibit 10.6.4 filed with the Company’s Form 10-K for the calendar year ended December 31, 2016)

10.6.5
First Amended Services Agreement between Employers Mutual Casualty Company and EMCASCO Insurance Company, Illinois EMCASCO Insurance Company, Dakota Fire Insurance Company, Union Insurance Company of Providence and EMC Property & Casualty Company (incorporated by reference to Exhibit 10.6.5 filed with the Company’s Form 10-Q for the quarterly period ended June 30, 2018)

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2019.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2019.

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