Form 10-K/A
period 2018-12-31
EMC INSURANCE GROUP INC
filed 2019-03-22
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for the Annual Meeting of Stockholders to be held on May 23, 2019, and to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year ended December 31, 2018, are incorporated by reference under Part III.

EXPLANATORY NOTE
The registrant is filing this amendment to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the Securities and Exchange Commission on March 6, 2019 to correct the Annual Meeting date stated in the original filing's cover page and referenced in Part III - Items 10, 11, 12, 13 and 14.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.
The information required by Item 10 regarding the audit committee financial expert and the members of the Company's Audit Committee of the Board of Directors is incorporated by reference from the information under the caption “Corporate Governance of the Company - Board Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019.
The information required by Item 10 regarding the Company's directors is incorporated by reference from the information under the captions “Election of Directors" and "Corporate Governance of the Company - Board Meetings and Committees” in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019.
The information required by Item 10 regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference from the information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance" in the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2019.
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
See the information under the captions “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2019, which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
See the information under the captions “Security Ownership of Certain Beneficial Owners”, “Security Ownership of Management and Directors” and “Securities Authorized For Issuance Under Equity Compensation Plans” in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2019, which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
See the information under the captions “Certain Relatationships and Related Persons Transactions” and “Corporate Governance of the Company- Independence of Directors" in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2019, which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
See the information under the caption “Independent Registered Public Accounting Firm's Fees" in the Company’s Proxy Statement in connection with its Annual Meeting of Stockholders to be held on May 23, 2019, which information is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 2019.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 2019.

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

2