Form 10-K/A
period 2018-12-31
EMC INSURANCE GROUP INC
filed 2019-04-30
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE
NONE

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K (this "Amendment") amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2018, originally filed with the Securities and Exchange Commission on March 6, 2019 and amended on March 22, 2019 (together, the "Original Filing") by EMC Insurance Group Inc., an Iowa corporation (the "Company", "we" or "Registrant"). The Company is filing this Amendment solely to present the information required by Part III (Items 10, 11, 12, 13, and 14) of the Form 10-K, which was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K.
Also, this Amendment amends the cover page of the Original Filing to delete the reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing. In accordance with Rule 12b-15, Part III, Items 10 through 14 of the Original Filing have been amended and restated in their entirety, and Part IV, Item 15 of the Original Filing has been amended and restated solely to include as exhibits the required certifications by the Company's principal executive officer and principal financial officer. Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding each director is as follows:

BRUCE G. KELLEY

Position: President, Chief Executive Officer, Treasurer and Director Director Since: 1991 Age: 65
Committee Membership:
● Executive (Chair)

Noteworthy Business Experience:
● EMC Insurance Group Inc.
○ President and Chief Executive Officer (1992-present)
○ Treasurer (1991-1996, 2014-present)
○ President and Chief Operating Officer (1991-1992)
○ Executive Vice President (1989-1991)
● Employers Mutual Casualty Company
○ President and Chief Executive Officer (1992-present)
○ Treasurer (1996-2000, 2014-present)
○ Executive Vice President (1989-1991)
○ Director (1984-present)

Other Directorships: None

Experience and Qualifications of Particular Relevance to Company:
● Considerable knowledge of the Company
● Extensive knowledge of the insurance industry
● Substantial legal expertise

PETER S. CHRISTIE

Position: Director Director Since: 2017 Age: 72
Committee Memberships:
● Audit
● Compensation
● Corporate Governance and Nominating
● Inter-Company (Chair)
● Special

Noteworthy Business Experience:
● Independent consultant providing advisory services to insureds, mutual and captive insurance companies, reinsurers and investors in the insurance and risk management sector (1999-present)
● AON Group, Inc.
○ Deputy Chairman (1997-1999)
● Minet Group
○ Chairman and CEO (1992-1997)
● St. Paul Companies
○ Member of Executive Management Group (1988-1997)

Other Directorships: None

Experience and Qualifications of Particular Relevance to Company:
● Senior executive management experience
● Extensive insurance industry experience
● Specialized knowledge in risk management and the specialty and reinsurance markets in the United States, London and Bermuda

STEPHEN A. CRANE

Position: Chairman of the Board Director Since: 2009 Age: 73
Committee Memberships:
● Audit
● Corporate Governance and Nominating (Chair)
● Executive
● Inter-Company
● Special (Chair)

Noteworthy Business Experience:
● AlphaStar Insurance Group Limited, a vertically integrated insurance holding company
○ Chief Executive Officer (1999–2004)
● Gryphon Holdings, Inc., a specialty insurance holding company
○ Chief Executive Officer (1993–1998)
● G.L. Hodson & Son, a United States reinsurance intermediary
○ Chief Executive Officer (1989–1993)

Other Directorships:
● First Security Benefit Life Insurance and Annuity Company of New York

Experience and Qualifications of Particular Relevance to Company:
● Senior executive management experience
● Extensive insurance industry experience
● Specialized knowledge in corporate finance, corporate governance and strategic planning

JONATHAN R. FLETCHER

Position: Director Director Since: 2010 Age: 45
Committee Memberships:
● Compensation (Chair)
● Corporate Governance and Nominating
● Inter-Company
● Special

Noteworthy Business Experience:
● BTC Capital Management, a registered investment advisory firm
○ Managing Director and Portfolio Manager (2006-2015)
● Bankers Trust Company, a financial institution providing banking services
○ Trust Officer (2005-2006)
● Massachusetts Republican Party
○ Executive Director (2001-2003)

Other Directorships:
● BTC Financial Corporation
● Ruan, Inc.
● Ruan Transportation Management Systems, Inc.

Experience and Qualifications of Particular Relevance to Company:
● Expertise in the field of investments
● Knowledge of governmental relations and politics

GRETCHEN H. TEGELER

Position: Director Director Since: 2007 Age: 63
Committee Memberships:
● Audit (Chair)
● Compensation
● Executive
● Special

Noteworthy Business Experience:
● Taxpayers Association of Central Iowa, a non-profit organization dedicated to informed public policy and taxpayer advocacy
○ President (2011-present)
● American Cancer Society
○ Midwest Division Vice President (2002-2008)
● McLeod USA, a telecommunications company
○ Director of Business Development and Government Relations (1999-2002)
● State of Iowa
○ Chief of Staff to Governor Terry E. Branstad (1998-1999)
○ Director of the Iowa Department of Management (1990-1998)

Other Directorships: None

Experience and Qualifications of Particular Relevance to Company:
● Extensive management experience
● Financial and operational oversight experience
● Specialized knowledge and experience in strategic planning and public policy

The information required by Item 10 regarding the Company’s executive officers is included in “Executive Officers of the Company” under Part I, Item 1 of this report.

SECTION 16(a) BENEFICIAL OWNERSHIP
REPORTING COMPLIANCE
The Company’s executive officers, directors and 10 percent stockholders are required under the Securities Exchange Act of 1934 to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC) and NASDAQ.  Copies of these reports must also be furnished to the Company.
Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that its executive officers, directors and 10 percent stockholders complied with all filing requirements in a timely manner during calendar year 2018.

CODE OF ETHICS
The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer, controller, and/or persons performing similar functions.  The code of ethics is posted on the Corporate Governance page of the Company’s website found at investors.emcins.com.  In the event that the Company makes any amendments to, or grants any waivers from, a provision of the ethics policy that requires disclosure under applicable SEC rules, the Company intends to disclose such amendments or waivers and the reasons therefore on its website.

CORPORATE GOVERNANCE OF THE COMPANY

Governance Guidelines
The Company’s commitment to sound corporate governance is reflected in its Corporate Governance Guidelines, which describe the Board of Directors’ views concerning philosophy, style and emphasis of governance. These Governance Guidelines are reviewed annually by the Corporate Governance and Nominating Committee, and any changes deemed appropriate by that committee are submitted to the full Board of Directors for consideration and approval. The Governance Guidelines can be found on the Corporate Governance, Governance Details page of the Investors section of the Company’s website at investors.emcins.com.

Guide to Ethical Corporate Conduct
The Company’s parent corporation, Employers Mutual, maintains a Guide to Ethical Corporate Conduct (the “Guide”), which is applicable to the Company’s directors and executive officers, and to Employers Mutual’s directors, officers and employees. The Guide reaffirms Employers Mutual’s and the Company’s commitment to their four guiding beliefs of Honesty and Integrity, Service, Teamwork, and Continuous Improvement, and sets forth expectations on a number of topics including conflicts of interest, compliance with laws, use of assets and business ethics. The Guide can be found on the Corporate Governance, Governance Details page of the Investors section of the Company’s website at investors.emcins.com.

Board Leadership Structure
For more than ten years, the Company has maintained a policy of separating the roles of Chairman of the Board and Chief Executive Officer.  Stephen A. Crane currently serves as Chairman of the Board of the Company, having been first elected to that position by the Company’s Board of Directors at a meeting held March 4, 2013, and effective May 23, 2013.  The Chairman of the Board is “independent” under the standards established by the corporate governance rules of the Nasdaq Stock Market (the “Nasdaq”) and the rules and regulations of the SEC.  These standards are discussed more fully below.  Mr. Kelley, the Company’s President and Chief Executive Officer, also serves as President and Chief Executive Officer of Employers Mutual, which presently owns approximately 54.33% of the outstanding Common Stock of the Company. Pending the outcome of its proposal to purchase all outstanding shares of Common Stock not already owned by Employers Mutual, Employers Mutual intends to retain ownership of a majority of the Company’s Common Stock for the foreseeable future, thus giving it the right to determine whether or not the proposals presented at each Annual Meeting are approved, and enabling it to control the election of the Company’s Board of Directors.  By maintaining a board on which Mr. Kelley is the only member not “independent” under such standards, and on which Mr. Kelley does not serve as Chairman of the Board, the opportunity for the expression of a wider variety of viewpoints and the exercise of objective, independent judgment exists and, it is felt, the interests of all of the Company’s stockholders are best served.
The Board of Directors believes that separation of the positions of Chairman of the Board and Chief Executive Officer reinforces the independence of the Board in its oversight of the business and affairs of the Company.  In addition, the Board believes that having an independent Chairman creates an environment that is more conducive to objective evaluation and oversight of management’s performance, increasing management accountability and improving the ability of the Board of Directors to monitor whether management’s actions are in the best interests of the Company and its stockholders.  As a result, the Board of Directors has concluded that having an independent Chairman enhances the effectiveness of the Board of Directors as a whole and is an appropriate leadership structure for the Company.

Independence of Directors
The Board of Directors annually assesses the independence of each director nominee.  The Nasdaq corporate governance rules prescribe independence standards for companies listed there, including the Company.  These standards require a majority of the Board of Directors to be independent.  They also require every member of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee to be independent.  Pursuant to the applicable Nasdaq rule, “Independent Director” means a person other than an Executive Officer (as defined by applicable rule) or employee of the Company or any other individual having a relationship which, in the opinion of the Company’s Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The applicable Nasdaq standards identify various facts and relationships which preclude an individual from being considered to be “independent”.
The Board of Directors, using Nasdaq’s standards for determining the independence of its members, and based upon (i) information furnished by all directors regarding their material relationships with the Company and its affiliates (either directly or as a partner, shareholder or officer of an organization that has a relationship with the Company and/or its affiliates) and (ii) research conducted by management, has determined that Board Chairman Crane and Board members Christie, Fletcher and Tegeler are independent directors.

Board Meetings and Committees
During the year ended December 31, 2018, the Board of Directors of the Company held four regular meetings and two special meetings.  In 2018, each member of the Board of Directors attended 100% of the aggregate of (i) the total number of meetings of the Board of Directors held during the time he or she served as a director and (ii) the total number of meetings held by all committees of the Board of Directors on which he or she served at the time.  All of the members of the Board of Directors as of May 16, 2018 attended the Company’s 2018 Annual Meeting.
The independent directors of the Board of Directors meet at least two times each year in executive session with no members of management present. In addition, the Audit Committee and Compensation Committee also hold executive sessions at various meetings.
The Board of Directors of the Company has an Executive Committee, a Special Committee and four standing committees:  the Audit Committee, the Compensation Committee, the Corporate Governance and Nominating Committee and the Inter-Company Committee.  Each member of each of the four standing committees is independent. The Special Committee was formed to consider and evaluate the non-binding indicative proposal dated November 15, 2018 from Employers Mutual to purchase all of the outstanding shares of the Company’s Common Stock not already owned by Employers Mutual at a price of $30 per share in cash to be paid through a cash-out merger whereby a newly-formed merger subsidiary of Employers Mutual would merge with and into the Company, with the Company being the surviving entity. Each member of the Special Committee is independent.
Membership on the Company's Board of Directors during the past year was as follows:

Board Committee Membership

Director	Audit Committee	Compensation Committee	Corporate Governance and Nominating Committee	Executive Committee	Inter-Company Committee	Special Committee

Bruce G. Kelley				Chair

Peter S. Christie	X	X	X		Chair	X

Stephen A. Crane	X		Chair	X	X	Chair

Jonathan R. Fletcher		Chair	X		X	X

Gretchen R. Tegeler	Chair	X		X		X

The committee profiles on the following pages contain certain information with respect to the actions of each committee.

AUDIT COMMITTEE

Committee Membership:	Meetings in 2018: 10
● Gretchen H. Tegeler, Chair, Audit Committee Financial Expert
● Peter S. Christie, Audit Committee Financial Expert	Member Attendance at
● Stephen A. Crane, Audit Committee Financial Expert	Committee Meetings: 100%

Purpose & Duties: The Audit Committee assists the Board of Directors in its general oversight of the Company’s financial reporting, internal control over financial reporting and audit functions. Further explanation of the duties of the Audit Committee can be found in the Audit Committee Charter.

Committee Charter: The Audit Committee Charter is available on the Company’s website at investors.emcins.com within the Corporate Governance section.

Financial Experts: The Board of Directors has determined that Messrs. Crane, Christie and Ms. Tegeler are all financial experts serving on the Audit Committee.

Additional Information: N/A

COMPENSATION COMMITTEE

Committee Membership:	Meetings in 2018: 2
● Jonathan R. Fletcher, Chair
● Peter S. Christie	Member Attendance at
● Gretchen H. Tegeler	Committee Meetings: 100%

Purpose & Duties: The Compensation Committee assists the Board of Directors in discharging the Board’s responsibilities relating to compensation of the Company’s chief executive officer and senior executive officers. Further explanation of the duties of the Compensation Committee can be found in the Compensation Committee Charter.

Committee Charter: The Compensation Committee Charter is available on the Company’s website at investors.emcins.com within the Corporate Governance section.

Additional Information: The Compensation Committee Report can be found beginning on page 33 of this Amendment.

CORPORATE GOVERNANCE AND NOMINATING COMMITTEE

Committee Membership:	Meetings in 2018: 1
● Stephen A. Crane, Chair
● Peter S. Christie	Member Attendance at
● Jonathan R. Fletcher	Committee Meetings: 100%

Purpose & Duties: The Corporate Governance and Nominating Committee aids the Board of Directors in establishing appropriate corporate governance policies, and ensures that the Board of Directors is appropriately constituted to meet its fiduciary obligations to stockholders. It assists the Board of Directors in assessing its membership needs, identifies individuals qualified to become members of the Board of Directors and makes recommendations to the Board of Directors regarding (i) potential director candidates; (ii) the structure, operation and membership of each committee; and (iii) the adequacy of the Charters of each committee, among other duties. The Committee is also responsible for the establishment and oversight of an evaluation program for the Board of Directors and its committees, and for recommending compensation for the Board of Directors. Further explanation of the duties of the Corporate Governance and Nominating Committee can be found in the Restated Corporate Governance and Nominating Committee Charter.

Committee Charter: The Restated Corporate Governance and Nominating Committee Charter sets out criteria for the nomination of a director and the process for consideration of director candidates recommended by stockholders. The Charter is available on the Company’s website at investors.emcins.com within the Corporate Governance section.

Additional Information: The Corporate Governance and Nominating Committee takes a multi-faceted approach to the identification and selection of nominees for the Board of Directors. The Committee seeks to identify individuals who, in addition to having a reputation for integrity, honesty and adherence to high ethical standards, also have demonstrated business knowledge, experience and ability to exercise sound judgment in matters related to current and long-term objectives of the Company, and a willingness and ability to contribute positively to the decision-making process of the Company.

EXECUTIVE COMMITTEE

Committee Membership:	Meetings in 2018: 0
● Bruce G. Kelley, Chair
● Stephen A. Crane	Member Attendance at
● Gretchen H. Tegeler	Committee Meetings: N/A

Purpose & Duties: The Executive Committee possesses the authority to exercise all of the authority of the Board of Directors when the Board of Directors is not in session, with the exception of certain actions, which, under Iowa law and the Company’s By-Laws, require action by the Board of Directors; these proscribed actions include amending the Company’s Articles of Incorporation, declaring dividends, adopting a plan of merger or consolidation of the Company, appointing or removing executive officers, filling officer vacancies, approving or recommending to the Company’s stockholders a voluntary dissolution or revocation of its Articles of Incorporation, or amending the Company’s By-Laws.

Committee Charter: N/A

Additional Information: N/A

INTER-COMPANY COMMITTEE

Committee Membership:	Meetings in 2018: 2
● Peter S. Christie, Chair
● Stephen A. Crane	Member Attendance at
● Jonathan R. Fletcher	Committee Meetings: 100%

Purpose & Duties: The Company and Employers Mutual have each established an Inter-Company Committee. Any new material agreement or transaction between Employers Mutual, and any of its direct or indirect wholly-owned subsidiaries or its affiliate, and the Company, and any of its direct or indirect wholly-owned subsidiaries, as well as any proposed material change to an existing material agreement between such entities, must receive the approval of both Inter-Company Committees. This approval is granted only if the members of the Company’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed material change to an existing material agreement, is fair and reasonable to the Company and its stockholders, and the members of Employers Mutual’s Inter-Company Committee unanimously conclude that the new agreement or transaction, or proposed material change to an existing material agreement, is fair and reasonable to Employers Mutual and its policyholders. Further explanation of the duties of the Inter-Company Committee can be found in the Joint Charter of the Inter-Company Committees.

Committee Charter: The Charter of the Inter-Company Committees is available on the Company’s website at investors.emcins.com within the Corporate Governance section.

Additional Information: None of the three members of the Company’s Inter-Company Committee may be members of Employers Mutual’s Board of Directors, and each is required to be independent. Similarly, Employers Mutual’s Inter-Company Committee consists of three directors of Employers Mutual who are not members of the Company’s Board of Directors. The two Inter-Company Committees may meet separately or jointly, but separate votes are always required.

SPECIAL COMMITTEE

Committee Membership:	Meetings in 2018: 4
● Stephen A. Crane, Chair
● Peter S. Christie
● Jonathan R. Fletcher	Member Attendance at
● Gretchen H. Tegeler	Committee Meetings: 100%

Purpose & Duties: The Special Committee was formed to review, consider and evaluate Employers Mutual’s non-binding indicative proposal dated November 15, 2018 to purchase all of the outstanding shares of the Company’s Common Stock not already owned by Employers Mutual to be paid through a cash-out merger whereby a newly-formed merger subsidiary of Employers Mutual would merge with and into the Company, with the Company being the surviving entity.

Committee Charter: N/A

Additional Information: Each member of the Special Committee is independent under the Nasdaq corporate governance standards.

The Board’s Role in Risk Oversight
It is management’s responsibility to manage risk and to bring to the attention of the Board of Directors the risks which management has determined to be most material to the Company.  The Board of Directors, in turn, has the responsibility to oversee the processes established by management to identify, quantify, prioritize, report, monitor and manage such risks to the Company.
Employers Mutual’s Board of Directors has established an Enterprise Risk Management Committee (the “ERM Committee”) to oversee and provide guidance with respect to the risk management concerns of the family of corporations collectively doing business as EMC Insurance Companies, including the Company and its subsidiaries.  That committee meets at least quarterly, and the minutes of each ERM Committee meeting are provided to each member of the

Company’s Board of Directors for review.  Employers Mutual has employees dedicated to enterprise risk management, and has established an internal ERM Oversight Committee, which in calendar year 2018 consisted of Employers Mutual’s Chief Executive Officer, Executive Vice President of Operations, Executive Vice President of Finance & Strategy, Chief Legal Officer, Chief Audit Officer, Chief Risk Officer and two additional Employers Mutual officers.  The ERM Oversight Committee meets at least quarterly to discuss numerous identified enterprise risks and appropriate mitigation strategies, and summaries of those discussions are provided to the ERM Committee.  Employers Mutual’s Chief Risk Officer meets with and presents a report to the Company’s Board of Directors bi-annually regarding risk management.  That officer is also available for questions and discussion at all other Board of Directors meetings.  Through such reports and question and answer sessions, the Board of Directors is kept apprised of, and has the opportunity to provide input concerning, the risk management activities of the Company and its subsidiaries.
The ERM Committee is also responsible for review and oversight of Employers Mutual’s cybersecurity program, including the company’s strategies and procedures to identify and protect critical information, to detect cyber threats and attacks, and to respond to and recover from any cyber incidents or breaches. To accomplish its review and oversight responsibilities, the ERM Committee receives quarterly updates from management on these cybersecurity strategies and procedures, and it reviews the adequacy of both the management team devoted to cybersecurity efforts and the cybersecurity insurance coverage maintained by Employers Mutual. All of these matters are reported to the Company’s Board of Directors through the minutes of the ERM Committee meetings and the bi-annual report from Employers Mutual’s Chief Risk Officer.
Pursuant to its Charter, the Audit Committee is also charged with discussing with management the Company’s major policies with respect to risk assessment and risk management.  The Corporate Governance and Nominating Committee considers risks related to the appropriate composition of the Company’s Board of Directors and its committees.  Because the Company has no employees of its own, the Compensation Committee works with three committees of Employers Mutual’s Board of Directors (the Corporate Governance and Nominating Committee, the Senior Executive Compensation Committee and the Employee Benefits Committee) to consider risks related to succession planning, the attraction and retention of talented personnel, and the design of compensation programs and arrangements.  Those latter two committees of Employers Mutual’s Board of Directors also review compensation and benefit plans affecting all employees of Employers Mutual, including the Company’s executive officers.
The Company’s Board of Directors, through its Compensation Committee in consultation with the Compensation Committee’s independent compensation consultant, has determined that Employers Mutual’s compensation policies and practices and its benefit plans do not create risks that are reasonably likely to have a material adverse effect on the Company.  The analysis undertaken to reach that determination is more fully described in the Compensation Committee Report beginning on page 33 of this Amendment.

Board and Committee Evaluations
Annually, the Corporate Governance and Nominating Committee conducts an evaluation of the Board of Directors and its committees. The evaluation process may include survey results, self-evaluation comments from all board members, and/or peer review evaluations of each director and/or committee member by the other directors and/or committee members.

Process for Identifying and Evaluating Director Candidates and Board Diversity
The Corporate Governance and Nominating Committee is responsible for the review and nomination of candidates to the Board of Directors. Nominees for the Board of Directors may be identified through recommendations from current directors and management, or through a retained search firm.
The Corporate Governance and Nominating Committee will also consider director candidates recommended by a stockholder in the same manner as candidates recommended by other sources. A stockholder may recommend a director candidate in accordance with the requirements and procedures set forth in the Company’s Corporate Governance Guidelines.
The Restated Corporate Governance and Nominating Committee Charter states that, among the criteria for nomination as a director of the Company, the value of diversity on the Board of Directors should be considered.  In selecting a director nominee, the Corporate Governance and Nominating Committee focuses on the skills, knowledge, background, educational and professional achievements, breadth of experience and abilities of each nominee, with the goal of providing a slate of director nominees whose individual qualities and personal attributes complement each other and who, as a group, possess the qualifications, skills, business acumen and expertise necessary to fulfill the duties and responsibilities of the Board of Directors.  Director nominees are selected based upon those factors and the other criteria identified in the Restated Corporate Governance and Nominating Committee Charter, and are neither chosen nor excluded solely or largely because of race, color, gender, national origin, religion, sexual orientation or identity.  The Company’s directors come from diverse backgrounds and possess differing viewpoints, talents, educational attainments and expertise, including financial, managerial, legal, regulatory, non-profit, governmental and insurance-related experience and skills, which, together with their individual qualities and attributes, contribute to the heterogeneity of the Board of Directors.

Director Age Limit
The Company’s By-Laws and Corporate Governance Guidelines provide that no person shall be nominated for or elected a director of the Company after he or she has attained the age of 75.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE SUMMARY
The Company’s Relationship With Employers Mutual
All of the executive officers of the Company, as well as other individuals who devote a portion of their time to performing duties for the Company and its subsidiaries, are employees of Employers Mutual. Sixteen executive officers comprised Employers Mutual’s Senior Leadership Policy Committee (the “Policy Committee”) during calendar year 2018. Included within that group are the Named Executive Officers (“NEOs”) of the Company whose compensation is disclosed in the Summary Compensation Table found on page 25 of this Amendment. For calendar year 2018, the Company’s NEOs were Bruce G. Kelley, President and Chief Executive Officer; Mark E. Reese, Senior Vice President - Chief Financial Officer; Mick A. Lovell, Executive Vice President of Operations; Scott R. Jean, Executive Vice President of Finance & Strategy; and Larry W. Phillips, Senior Vice President - Chief Field Officer.
The Company has no employees of its own, and therefore has no payroll and no employee benefit plans. During 2018, the Company’s three property and casualty insurance subsidiaries (Dakota Fire Insurance Company, EMCASCO Insurance Company and Illinois EMCASCO Insurance Company), together with two subsidiaries of Employers Mutual, were parties to a reinsurance pooling agreement with Employers Mutual ( the “Pooling Agreement”). A portion of the compensation expense of Employers Mutual’s employees during 2018 was allocated to the Company’s property and casualty insurance subsidiaries in accordance with the terms of the Pooling Agreement. The aggregate participation of these subsidiaries in the Pooling Agreement during 2018 was 30% (unchanged for the past several years), and this percentage represents the approximate portion of the total compensation expense of the NEOs that was allocated to the Company in 2018. The compensation paid to Employers Mutual’s employees who performed duties for the Company’s other two subsidiaries (EMC Reinsurance Company and EMC Underwriters, LLC) was not allocated pursuant to the Pooling Agreement, but rather was charged directly to those two subsidiaries.

Compensation Philosophy And Practices
Employers Mutual’s compensation program is designed to:

•
Provide a level of compensation that will attract and retain highly qualified and motivated executive officers who will contribute significantly to Employers Mutual’s and the Company’s long term success;

•	Reward executive officers for individual performances, thereby enhancing the operating performance of Employers Mutual and the Company;

•	Link compensation to the achievement of short-term and long-term financial objectives;

•	Align the interests of executive officers and stockholders by paying a portion of total compensation in stock-based awards.

The compensation committees of Employers Mutual and the Company incorporate a number of industry best practices related to executive compensation, including the following:

•	A significant amount of total direct compensation consists of pay for performance bonuses that are based on measurable performance goals;

•	Performance goals for incentive compensation are linked to operating priorities designed to create both short and long-term value;

•	The Employers Mutual Human Resources (“HR”) Department utilizes multiple executive compensation surveys in making compensation recommendations to the compensation committees each year;

•	The Company’s Compensation Committee retains an independent compensation consultant to advise on executive compensation;

•
Employers Mutual maintains a clawback policy, which enables Employers Mutual and the Company to recoup previously-awarded incentive-based compensation from executive officers in certain circumstances and to the extent required under applicable law;

•	Employers Mutual’s and the Company’s executive officers are at-will employees with no employment contracts;

•	Employers Mutual’s and the Company’s executive officers do not receive guaranteed annual salary increases or bonuses;

•	The stock incentive plan does not permit repricing or exchange of underwater stock options;

•	Employers Mutual’s and the Company’s directors and executive officers are prohibited from hedging or pledging Company stock;

•	Dividend equivalents are not paid on restricted stock units during the vesting period.

Summary of Primary Components of Compensation

Compensation Component	Purpose/Objective	Description and 2018 Summary
Base Salary
Provides fixed income to compensate executive officers for their contributions towards the achievement of identified business objectives, demonstrated leadership skills and overall management effectiveness.
Base salaries are generally targeted at market median, but may vary from median based on the executive officer’s performance, work experience, role and number of years in the position.
Executive Annual Bonus Plan
Rewards superior calendar-year performance by the executive officers, and is intended to attract and retain high caliber executives and provide motivation for executives to achieve goals and strive for optimal results.

Based on a formula which compares actual results to pre-approved performance goals.

The application of 2018 results to the goals and formula resulted in an unmodified bonus plan percentage of 17.4% of base salary for eligible executives.

Long Term Incentive Program	Rewards superior results over a longer term and serves as a motivational tool for executive officers to focus on achieving goals and objectives over a longer term.
Based on a formula which compares actual results over a three-year period to pre-approved performance goals for that period.

The application of results from years 2016-2018 to the goals and formula resulted in an unmodifed bonus plan percentage of 25.6% of base salary for eligible executives.

Restricted Stock Units (RSUs)
Intended to provide for long-term incentive opportunities for executive officers through the use of stock awards and to link the interests of the executives to the interests of the Company’s stockholders.

Time-based awards. The amount of each award is determined by the executive officer’s position.

In 2018, 6,000 RSUs were awarded to the President, 4,500 RSUs were awarded to Executive Vice Presidents and 2,252 RSUs were awarded to Senior Vice Presidents.

Consideration of Advisory Say-On-Pay Vote on Executive Compensation
As the Company’s Compensation Committee and the Employers Mutual Senior Executive Compensation Committee (the “Employers Mutual Compensation Committee”) evaluated compensation practices and talent needs for 2018, they were mindful of the support the Company’s stockholders had expressed for the compensation program applicable to the Company’s NEOs for fiscal year 2017. As a result, the two committees retained a similar approach to executive compensation in 2018. At the Annual Meeting of the Company’s stockholders held May 16, 2018, the Company’s stockholders again voted on an advisory basis to approve the compensation of the NEO’s, with over 98% of the votes (excluding abstentions and broker non-votes) cast in favor of the compensation program. Based upon those advisory vote results, the members of the Company’s Compensation Committee concluded that the process for determining the compensation of Employers Mutual’s executive officers (including the Company’s NEOs), the aggregate compensation amounts derived from the three primary compensation components described below, and the mix of compensation components are all supported by the vast majority of the Company’s stockholders, and that no specific actions were required by the Company’s Compensation Committee or the Board during the past year to address compensation-related concerns.

THE COMPENSATION PROGRAM AND OBJECTIVES
The compensation of Employers Mutual’s and the Company’s executive officers is provided primarily through the use of three elements: (i) base salary; (ii) a cash bonus program (which consists of both annual and long-term components); and (iii) stock awards (which from 2013-2016 consisted of restricted stock awards, and beginning in 2017 consisted of restricted stock unit awards). Each of these elements is designed to achieve a particular result, as described more fully below. The combination of these elements is intended to provide an overall compensation package that promotes both individual and collective executive officer behaviors which are reasonably expected to build both policyholder and stockholder value over the long term.
Base Salary. Base salary is intended to compensate the executive officers for their contributions toward the achievement of identified business objectives, demonstrated leadership skills and overall management effectiveness. Together with the benefit programs available to all employees, this component of overall compensation is intended to ensure that the management team is fairly remunerated, and to provide reasonable security to such executives so that they can perform at their best and take prudent risks. The established salary ranges, the length of time an executive officer has served in his or her position, the relative position of an executive officer’s salary within the salary range and individual performance are the primary factors considered in determining base salary.
Cash Bonus Program. The compensation of the executive officers also includes eligibility to participate in a cash bonus program consisting of both an annual bonus plan and a long-term bonus plan.
The Executive Annual Bonus Plan. The purpose of the Executive Annual Bonus Plan is to reward superior calendar-year performance by the executive officers. This is intended to help attract and retain high caliber senior executives, and provide compensatory motivation for executive officers to achieve specified goals and to continually strive for optimal results.
The three core components that determine the Executive Annual Bonus Plan calculation, all of which are based on the consolidated statutory results of EMC Insurance Companies, are the following:

•	Trade Combined Ratio (“TCR”). This component is a calculation that assesses management’s ability to generate an underwriting profit, and is the component most heavily weighted in the calculation.

•	Surplus Growth. This component rewards management’s ability to increase policyholders’ surplus.

•	Written Premium Growth. This component rewards management’s ability to increase overall written premiums.
For each of these core components, executive management sets a proposed base bonus percentage, corporate goal percentage and performance factor at the beginning of the Plan Year, which are subject to the approval of the two compensation committees. At the end of the Plan Year, the corporate goal for each category is compared to the actual result for the Plan Year, and the positive or negative result for each category is multiplied by the performance factor. The positive or negative percentage that results from this computation is then added to the base bonus percentage for each core component, resulting in a contribution percentage for each component. The surplus growth and the written premium growth components are each subject to a minimum (negative) and maximum (positive) contribution percentage.
The contribution percentages for each component are then totaled to calculate an Unmodified Plan Percentage, which is subject to a maximum of 125%. The Unmodified Plan Percentage is then adjusted, for each Eligible Officer, using the following:

•	Role Adjustment Factor (1.1 for senior vice presidents, 1.2 for executive vice presidents and 1.3 for the president);

•	Service Adjustment Factor (prorates the bonus percentage for any executive officer not eligible the entire year); and

•	Retirement Notice Adjustment Factor (adjusts the bonus for any retiree who failed to provide adequate retirement notice).
The resulting percentage is the Individual Plan Percentage, which is then applied to the executive officer’s base salary as of December 15 to calculate the Executive Annual Bonus Plan payout. Any payment is subject to all applicable taxes, withholdings and deductions. Any incentive compensation from the Executive Annual Bonus Plan will be paid in the year following the Plan Year, after approval by the two compensation committees.
The Executive Annual Bonus Plan is subject to Employers Mutual’s Clawback Policy, which enables Employers Mutual and the Company to recoup previously awarded incentive-based compensation from executive officers in certain circumstances and to the extent required under applicable law.

Executive Long Term Incentive Plan (ELTIP). The ELTIP is the long-term component of the cash bonus program, and is based on results over a three-year period (the "Plan Period"). The ELTIP was approved by the Company's stockholders at the May 19, 2016 Annual Meeting. The first payments under the ELTIP were made in February of 2019, based on performance during the years 2016-2018. In prior years, the long-term component of the cash bonus program was provided via the Long Term Incentive Plan ("LTIP"), as described in prior years' proxy statements.
The ELTIP is designed to:

•	serve as a motivational tool to help eligible executives focus on achieving specific corporate goals and objectives over a longer term;

•	maintain a competitive advantage in the recruitment and retention of senior executives;

•	reward superior results over a longer term, rather than just a single year; and

•	encourage executive officers to provide adequate notice to Employers Mutual and the Company regarding their retirement plans, as an aid to succession planning.
The ELTIP is also based on the consolidated statutory results of EMC Insurance Companies and utilizes the same three core components as the Executive Annual Bonus Plan (Trade Combined Ratio, Surplus Growth and Written Premium Growth). For each of these core components, executive management sets a proposed base bonus percentage, corporate goal percentage and performance factor at the beginning of the three-year Plan Period, which are subject to the approval of the two compensation committees. At the end of the three-year Plan Period, the corporate goal for each category is compared to the actual result for the Plan Period, and the positive or negative result for each category is multiplied by the performance factor. The positive or negative percentage that results from this computation is then added to the base bonus percentage for each core component, resulting in a contribution percentage for each component.
The contribution percentages for each component are then totaled. The total is then multiplied by an industry comparison factor, which compares the EMC Insurance Companies' three-year TCR to the industry three-year TCR and results in a factor ranging from a minimum of 0.8 to a maximum of 1.2. This results in an Unmodified Plan Percentage, which is the percentage of base salary which may be earned under the ELTIP by eligible executive officers. The Unmodified Plan Percentage is also subject to the same Role Adjustment, Service Adjustment and Retirement Notice Adjustment factors that are used with the Executive Annual Bonus Plan.
As is true with the Executive Annual Bonus Plan, whether or not an executive officer earns a bonus under the ELTIP is strictly a function of the objective application of the award formula established under the ELTIP. Like the Executive Annual Bonus Plan, the ELTIP is subject to Employers Mutual’s Clawback Policy, which enables Employers Mutual and the Company to recoup previously awarded incentive-based compensation from executive officers in certain circumstances and to the extent required under applicable law.

Restricted Stock Unit Awards
The third element of compensation offered to Employers Mutual’s executive officers is intended to provide for long-term incentive opportunities through the use of stock awards. Stock options were utilized through 2012, and restricted stock awards were utilized from 2013 to 2016. Beginning in 2017, the members of the two compensation committees voted to utilize restricted stock unit awards rather than restricted stock awards. The members of both compensation committees believe that superior performance by the executive officers will have a positive impact on the price of the Company’s Common Stock, thereby providing long-term appreciation in the value of the stock options, restricted stock awards and restricted stock unit awards held by the executive officers, and further linking the interests of the executive officers to the interests of the Company’s stockholders.
Pursuant to guidelines adopted by the compensation committees, restricted stock unit awards generally vest 25% per year on each March 1 that follows the grant date. Dividend equivalents are not granted with respect to unvested restricted stock unit awards.
Neither Employers Mutual nor the Company presently require executive officers to maintain a minimum or expected level of ownership of the Company’s Common Stock. However, stock awards are designed to provide the executive officers with incentives that are comparable and complementary to the interests of the Company’s stockholders.

Anti-Hedging and Pledging Policy. The Boards of Directors of Employers Mutual and the Company have adopted a securities trading policy that sets forth guidelines and restrictions applicable to directors’ and employees’ transactions involving the Company’s Common Stock. Among other items, this policy prohibits directors and executive officers, directly or indirectly, from:

•
purchasing any financial instrument, or entering into any transaction, that is designed to hedge or offset a decrease in the market value of the Company’s Common Stock, including but not limited to prepaid variable forward contracts, equity swaps, collars, or exchange funds; and

•	pledging, hypothecating, or otherwise encumbering shares of the Company’s Common Stock as collateral for indebtedness, including but not limited to holding such shares in a margin account.

THE 2018 COMPENSATION PROCESS OVERVIEW
The process for establishing the compensation of executive officers (including the Company’s NEOs) begins with Employers Mutual’s HR Department, which receives, reviews and validates survey data on executive compensation from a number of sources. From that information, recommended salary ranges for each of the executive officer positions are established for the ensuing year. In consultation with each executive officer’s supervisor and Mr. Kelley, individual base salary recommendations are also developed. Executive management develops recommended base bonus percentages, goals and performance factors for the ensuing year for the cash bonus program. Recommendations for restricted stock unit awards are developed pursuant to guidelines that are considered and approved annually. All of these recommendations are then submitted to the Employers Mutual Compensation Committee for its consideration, potential modification and approval. Subsequent to that action, the compensation package proposals are submitted to the Company’s Compensation Committee for its independent evaluation, possible modification and approval.
If the Company’s Compensation Committee does not concur with the compensation packages approved by the Employers Mutual Compensation Committee, its concerns are referred back to the Employers Mutual Compensation Committee for additional study and reconsideration. Both committees are authorized to meet jointly in an attempt to resolve any continuing differences, but the Company’s Compensation Committee is required by its Charter to take action independently of the actions taken by the Employers Mutual Compensation Committee. However, because Employers Mutual is the employer, it has the ultimate decision-making authority with respect to compensation packages. The Company’s only recourse in the event of a disagreement with respect to those compensation packages is to state that disagreement, and to make the appropriate public disclosures.
Once the respective base salary components of the compensation packages for the executive officers, including the Company’s NEOs, have been approved by both compensation committees, they are submitted to the full Board of Directors of Employers Mutual for final approval. Decisions regarding the designation of the restricted stock unit awards and the performance objectives to be utilized in determining potential awards under the cash bonus plans are final upon approval by both compensation committees.

Role of Independent Compensation Consultant
The Company’s Compensation Committee utilizes a compensation consultant to help ensure that the compensation packages approved by the Employers Mutual Compensation Committee are reasonable and appropriate. The Company’s Compensation Committee retained the Hay Group Division of Korn Ferry (the “Hay Group”) to serve in this capacity in 2018, and has used the same compensation consulting group annually since 2007. The Company paid $10,000 to the Hay Group for these services in 2018.
In 2018, the Employers Mutual Board of Directors continued to retain Korn Ferry to provide leadership development services. The decision to engage Korn Ferry for these other services was not made or recommended by management of either Employers Mutual or the Company. Employers Mutual paid $254,000 to Korn Ferry in 2018 for these other services.
The Company’s Compensation Committee has reviewed the Hay Group’s independence, and in doing so it considered the provision of leadership development services by Korn Ferry to Employers Mutual. The committee received and reviewed a letter from the Hay Group addressing the independence factors set forth by the SEC and Nasdaq. It also noted the Korn Ferry Hay Group Compensation Advisory Independence Policy, which is intended to ensure that the Hay Group employees who provide executive compensation advice to clients will provide independent, unbiased advice that is not influenced by other services that Korn Ferry may provide to a company or its affiliates. As a result of its review of this policy and the other independence factors set forth by the SEC and Nasdaq, the Company’s Compensation Committee determined that there are no factors which (a) raise a conflict of interest with respect to the Hay Group, or (b) cause the committee to question the independence of the Hay Group.

THE 2018 COMPENSATION DECISIONS

Base Salary. The process for setting the 2018 base salaries for executive officers began with a review of multiple executive compensation surveys. Employers Mutual’s HR Department (which annually evaluates salary ranges for each position at Employers Mutual) analyzed seven executive compensation surveys in establishing 2018 base salary ranges for executive officers. The data from each source was validated by evaluating the number of survey participants for each job, using comparable scope, such as industry and company size, and matching the duties in the job descriptions.
Next, all executive officer job descriptions were reviewed and updated as needed. After the executive officer job description reviews were completed, Employers Mutual’s HR Department compared the median of the survey salary ranges (or 50% of market) to the existing midpoints of the salary ranges for each of executive officer position. Based on this analysis, Employers Mutual’s HR Department recommended that all executive salary range midpoints be moved to (or maintained at) the median of the survey salary ranges. Once the recommended salary range mid-points were established, a range of compensation for each executive officer was set, with the maximum being 120% of the mid-point and the minimum being 80% of the mid-point.
Employers Mutual’s HR department then developed recommended base salary increases for each executive officer by considering the length of time the person had been in his or her position and the relative position (or penetration) of the person’s salary within his or her salary range, along with other factors such as performance. A formal presentation concerning the process and rationale for the recommended base salary amounts was made by Employers Mutual’s HR Department to the Employers Mutual Compensation Committee on February 6, 2018. All members of the Company’s Compensation Committee were also in attendance at this meeting to ensure a proper understanding of the process.
The Employers Mutual Compensation Committee reviewed and discussed the recommended salary increases, with and without management present, during its meeting on February 6, 2018. That committee also received input regarding the attainment by the executive officers of their 2017 individual performance goals. After consideration of that information, the base salary recommendations proposed by Employers Mutual’s HR Department were unanimously approved by the Employers Mutual Compensation Committee.
The specific individual base salaries approved for each of the sixteen executive officers by the Employers Mutual Compensation Committee were then presented to the members of the Company’s Compensation Committee at its separate meeting held later on February 6, 2018. The Company’s Compensation Committee reviewed and discussed those specific base salary amounts and percentage increases, and subsequently approved them. The approved salary amounts were ultimately submitted to and approved by the Board of Directors of Employers Mutual on March 7, 2018, with retroactive application to January 1, 2018.

The 2018 base salary amounts approved for the Company’s NEOs are shown in the following table:

2018 Base Salary Increases

Name	Title	2018 Base Salary ($)	2017 Base Salary ($)	Percentage Increase

Bruce G. Kelley	President, CEO & Treasurer	983,040	960,000	2.40%

Mark E. Reese	Sr. Vice President & Chief Financial Officer	312,884	306,000	2.25%

Mick A. Lovell	Exec. Vice President of Operations	580,000 (1)	467,000	24.20%

Scott R. Jean	Exec. Vice President of Finance & Strategy	580,000 (1)	467,000	24.20%

Larry W. Phillips	Sr. Vice President - Chief Field Officer	300,000(1)(2)	270,000	11.10%

(1) Effective January 2, 2018, Messrs. Lovell and Jean were promoted to their current positions, and Larry Phillips was promoted to Senior Vice President - Chief Business Development Officer. All three assumed additional duties and direct reports at that time, which placed them into new salary ranges. As a result, they were awarded increased salaries commensurate with their new duties and ranges at that time.
(2) Effective October 22, 2018, Larry Phillips was promoted to Senior Vice President - Chief Field Officer. He assumed additional duties and direct reports at that time, which placed him into a new salary range. As a result, his salary was increased to $340,000 at that time, commensurate with his new duties and salary range.

Cash Bonus Program
Executive Annual Bonus Plan. At its February 6, 2018 meeting, the Employers Mutual Compensation Committee, after reviewing and considering the survey data provided by Employers Mutual’s HR Department, approved a maximum payout level of 125% of base salary for the 2018 Executive Annual Bonus Plan. This action was approved by the Company’s Compensation Committee at its separate meeting on February 6, 2018.
The Employers Mutual Compensation Committee also approved the performance objectives to be utilized in determining potential awards under the 2018 Executive Annual Bonus Plan at its February 6, 2018 meeting. These objectives, which were also reviewed and approved by the Company’s Compensation Committee at its separate February 6, 2018 meeting, were as follows:
•Trade Combined Ratio (TCR) component: a base bonus of 35%, a trade combined ratio goal of 99.0%, and a performance factor of 7.0, with no minimum or maximum.
•Surplus Growth component: a base bonus of 7.5%, a surplus increase goal of 7.5%, and a performance factor of 2.0, with a maximum of +30% and a minimum of -15%.
•Written Premium (WP) Growth component: a base bonus of 7.5%, a written premium increase goal of 3.5%, and a performance factor of 2.0, with a maximum of +30% and a minimum of -15%.
In reaching their decisions about the performance objectives, the two compensation committees reviewed a projected Executive Annual Bonus Plan payout calculation based upon the 2018 goals and an assumption that actual results equaled the performance goals. Using such goals and estimated numbers in the Executive Annual Bonus Plan formula resulted in a projected Unmodified Plan Percentage of 50.0% of base salary, which the compensation committees felt was not excessive compared to the annual cash bonus percentages paid by the peer group of companies participating in the compensation surveys described previously.
The actual bonus amounts were determined by application of the 2018 final results to the objectives approved at the February 6, 2018 meetings. For calendar year 2018, EMC Insurance Companies reported a trade combined ratio of 101.4%, a decrease in policyholders’ surplus of 2.9%, and an increase in net written premiums of 6.0%. The application of these results to the 2018 Executive Annual Bonus Plan formula resulted in the achievement of an Unmodified Plan

Percentage of 17.4% of base salary. Following is a summary of the formulas and calculations used to arrive at the 2018 Executive Annual Bonus Plan Unmodified Plan Percentage:

35.0%	+	[(99.0%)	-	101.4%)	*	7.0]	=	18.2%
TCR Base		TCR		TCR		TCR		TCR
Bonus %		Goal		Result		Performance		Contribution
						Factor

7.5%	+	[(-2.9%)	-	7.5%)	*	2.0]	=	-13.3%
Surplus Base		Surplus		Surplus		Surplus		Surplus
Bonus %		Result		Goal		Performance		Contribution
						Factor

7.5%	+	[(6.0%)	-	3.5%)	*	2.0]	=	12.5%
WP Base		WP		WP		WP		WP
Bonus %		Result		Goal		Performance		Contribution
						Factor

		Unmodified Plan Percentage						17.4%

The actual bonus award calculations for the Company’s NEOs under the 2018 Executive Annual Bonus Plan are shown in the following table:

Executive Annual Bonus Plan Payout Calculations

Name	Title	Unmodified Plan Percentage	Role Adjustment Factor	Individual Plan Percentage	2018 Base Salary at 12-15 ($)	2018 Executive Annual Bonus Plan Payout ($)

Bruce G. Kelley	President, CEO & Treasurer	17.4	1.3	22.62	983,040	222,363

Mark E. Reese	Sr. Vice President & Chief Financial Officer	17.4	1.1	19.14	312,884	59,886

Mick A. Lovell	Exec. Vice President of Operations	17.4	1.2	20.88	580,000	121,104

Scott R. Jean	Exec. Vice President of Finance & Strategy	17.4	1.2	20.88	580,000	121,104

Larry W. Phillips	Sr. Vice President - Chief Field Officer	17.4	1.1	19.14	340,000	65,076

Note: Neither the Service Adjustment Factor nor the Retirement Notice Adjustment Factor produced any adjustments to the Unmodified Plan Percentages for the NEOs in 2018.

Executive Long Term Incentive Plan (ELTIP).  In calculating the ELTIP bonuses for calendar year 2018, results for calendar years 2016, 2017 and 2018 were utilized, as required by the formula. The ELTIP bonus amounts were determined by application of the 2016-2018 final results to the objectives approved at the February 6, 2016 meetings. For calendar years 2016-2018, EMC Insurance Companies achieved a trade combined ratio of 100.7%, an increase in policyholder surplus of 10.4%, and an increase in net written premiums of 14.3%. Those results were applied to the ELTIP formula, which resulted in a percentage contribution for each component. The ELTIP formula calls for those contribution percentages to be added and then multiplied by an industry comparison factor. A comparison of the final A.M. Best three-year industry trade combined ratio to the EMC Insurance Companies' three-year trade combined ratio yielded an industry comparison factor of 1.03. The application of actual company results for 2016-2018 to the ELTIP formula, and using the ELTIP industry comparison factor of 1.03, resulted in an Unmodified Plan Percentage of 25.6% of base salary. Following is a summary of the formulas and calculations used to arrive at the 2018 ELTIP Unmodified Plan Percentage.

20.0%	+	[(100.0%	-	100.7%)	*	7.0]	=	15.1%
TCR Base		3-Year		3-Year		TCR		TCR
Bonus %		TCR		TCR		Performance		Contribution
		Goal		Result		Factor

5.0%	+	[(10.4%	-	20.0%)	*	0.75]	=	-2.2%
Surplus Base		3-Year		3-Year		Surplus		Surplus
Bonus %		Surplus		Surplus		Performance		Contribution
		Result		Goal		Factor

5.0%	+	[(14.3%	-	5.0%)	*	0.75]	=	12.0%
WP Base		3-Year		3-Year		WP		WP
Bonus %		WP		WP		Performance		Contribution
		Result		Goal		Factor

		Total						24.9%

1.0	+	[(101.3	-	100.7)	*	0.05]	=	1.03
Industry		3-Year		3-Year		Industry		Industry
Comparison		Industry		TCR		Performance		Comparison
		TCR		Result		Factor		Factor

		Unmodified Plan Percentage						25.6%

The following table summarizes the 2018 ELTIP bonus award calculations for the Company’s NEOs.

Executive Long Term Incentive Plan (ELTIP) Award Calculations

Name	Title	Unmodified Plan Percentage	Role Adjustment Factor	Individual Plan Percentage	2018 Base Salary at 12-15 ($)	2018 ELTIP Bonus Award ($)

Bruce G. Kelley	President, CEO & Treasurer	25.6	1.3	33.28	983,040	327,156

Mark E. Reese	Sr. Vice President & Chief Financial Officer	25.6	1.1	28.16	312,884	88,108

Mick A. Lovell	Exec. Vice President of Operations	25.6	1.2	30.72	580,000	178,176

Scott R. Jean	Exec. Vice President of Finance & Strategy	25.6	1.2	30.72	580,000	178,176

Larry W. Phillips	Sr. Vice President - Chief Field Officer	25.6	1.1	28.16	340,000	95,744

Restricted Stock Unit Awards. Restricted stock unit awards were approved by both compensation committees at their respective meetings on February 6, 2018 for the executive officers, including all of the NEOs. The annual restricted stock unit award levels approved for the president, the other members of the Executive Management Committee and senior vice presidents, are as follows:

Restricted Stock Unit Awards
President	6,000
Executive Vice Presidents	4,500
Senior Vice Presidents	2,252

Other Compensation. Executive officers also receive other forms of compensation pursuant to certain plans adopted by Employers Mutual (and in some cases formally adopted by the Company’s Board of Directors as well), some of which are generally available to all employees of Employers Mutual (subject to standard eligibility requirements) and some of which are limited to executive officers.
Certain executive officers, including all of the NEOs, receive other compensation in the form of company-paid supplemental disability and excess group life insurance and reimbursement for financial planning and tax preparation services. Except for the President, the amounts reimbursable for financial planning and tax preparation services are subject to annual limits. In addition, the President and Executive Vice Presidents are eligible for country club membership allowances, the use of company-owned automobiles, and spousal travel, with certain other employees also eligible for these benefits. Neither the Employers Mutual Compensation Committee nor the Company’s Compensation Committee considers these other forms of compensation in the process of setting compensation pursuant to the three primary elements of compensation discussed above.

Approval of Process By The Compensation Committees. Following their review and application of the various components of the compensation program, as described herein, to the executive officers, the members of the compensation committees determined that the total compensation amounts approved in 2018 for each executive officer (including the Company’s NEOs) both (i) reflected each individual’s respective responsibilities and contributions to the financial success of EMC Insurance Companies, and (ii) provided appropriate incentives to achieve or exceed EMC Insurance Companies’ business and financial objectives.

Based upon the compensation survey information obtained from comparable companies and described elsewhere herein, together with the input received from the Hay Group, it was ultimately decided by the Company’s Compensation Committee that the aggregate compensation amounts derived from the three primary compensation components approved for the Company’s NEOs and other executive officers for 2018, both at projected and maximum potential levels, as well as the mix of compensation components, were appropriate for promoting the interests of the Company’s stockholders.

RETIREMENT PLANS
Defined Benefit Plan. Employers Mutual sponsors a tax-qualified defined benefit retirement plan covering all eligible employees of Employers Mutual (the “Pension Plan”). Employers Mutual also sponsors a non-qualified defined benefit supplemental retirement plan (the “SRP”) covering certain members of its management and highly compensated employees, including the Company’s NEOs. Both plans contain a traditional defined benefit formula for certain eligible employees, and a cash balance formula for all other eligible employees. In 2018, all of the Company’s NEOs were participants in the cash balance formula portion of the Pension Plan and the SRP. Generally, compensation utilized for pension formula purposes includes base salary and cash bonuses paid. Matching contributions that employees receive under Employers Mutual’s Board and Executive Non-Qualified Excess Plan (the “BENEP”, which is more fully described on page 23 of this Amendment), as well as amounts resulting from the exercise of stock options or the vesting of restricted stock or restricted stock unit awards, are not included in the calculation of compensation for purposes of the pension benefit.

Cash Balance Formula Pension Plan. Those employees who were not employed prior to January 1, 1988 or who were not at least age 50 on January 1, 2000, have their pension benefit determined under the cash balance formula in the Pension Plan. The benefit earned is expressed in the form of an account balance. Benefit credits accrue monthly at a rate between 3.25% and 13.50% of eligible monthly compensation, with the rate increasing with age. Interest credits are applied annually at the end of each year to the prior year’s balance and are based on the yield on 30-year Treasury bonds (as published by the Internal Revenue Service), but with a minimum rate of 3.85% per annum. The normal form of benefit is a lump sum payment, but an annuity is also available.

Defined Contribution Plan. Employers Mutual sponsors a tax-qualified defined contribution plan (the “401(k) Plan”). This plan is available to all eligible employees of Employers Mutual. In 2018, Employers Mutual matched 100% of the first 4% of covered compensation that an employee deferred. Employee participants [with the exception of those employees whose base salary is equal to or greater than the Code definition of a highly compensated employee (for 2018, the defined amount was set at $120,000), who may be limited to a lesser percentage] can make pre-tax and/or Roth deferrals of up to 75% of their covered compensation to this plan. All contributions are subject to an annual limit under the Code - for 2018, that limit was set at $18,500 for those under age 50 and $24,500 for those age 50 and above.

Board and Executive Non-Qualified Excess Plan (BENEP). Employers Mutual also maintains the BENEP, which allows all executive officers at the level of vice president and above, as well as a select group of management, to defer up to 75% of their eligible compensation under the BENEP. Employees who are eligible for the BENEP may also defer some, or all, of their bonus award, if any, under the Executive Annual Bonus Plan, but may not defer any portion of any cash bonus received under the ELTIP. In 2018, Employers Mutual matched 100% of the first 8% of covered compensation deferred under the BENEP for members of the Policy Committee, including all the Company’s NEOs.

Defined Contribution Supplemental Executive Retirement Plan (SERP II). Employers Mutual established the SERP II effective November 11, 2009. It is a non-qualified retirement benefit plan maintained primarily for the purpose of attracting and retaining key executives by providing additional deferred compensation for a select group of designated officers, currently the members of Employers Mutual’s Policy Committee. Under SERP II, a benefit amount for 2018, if any, was determined by first calculating a projected sixty percent replacement amount of final base salary at normal retirement age (defined as being January 1 after the attainment of age 65), all as determined pursuant to several assumptions set forth in the plan. That projected sixty percent replacement amount was reduced by the retirement benefits expected to be provided by the following plans and programs:
•The Defined Benefit Plan (utilizing the applicable formula)

•Social Security
•The SRP (utilizing the applicable formula)
•The 401(k) Plan (employer match contributions only)
•The BENEP (employer match contributions only)
The annual benefit amount, if any, at normal retirement age determined pursuant to such calculations was then converted to a present value annual catch-up contribution. For participants with less than 20 years of service, any annual catch-up contribution, as so calculated, was reduced by multiplying such amount by an adjustment factor equal to years of service divided by 20 (rounded to two decimals). Such contributions are credited to a participant’s retirement/termination account under the BENEP annually. However, no contributions are made on behalf of a participant who continues working past his or her normal retirement age.

TERMINATION OF EMPLOYMENT
AND CHANGE OF CONTROL ISSUES

Employment Contracts. Employers Mutual has not entered into any employment contracts with its executive officers.

Stock Option Plans. Under Employers Mutual’s stock option plans, in the event of the termination of employment of a participant for a reason other than death, cause, disability (as defined in the 2007 Employers Mutual Casualty Company Stock Incentive Plan (the “2007 Plan”)) or voluntary resignation, the participant has the right, for a period of three months from the effective date of termination, to exercise those options previously granted to the extent that they are exercisable on the date of termination, while any options held by the participant that are unexercisable on the date of termination expire immediately. If, however, the termination of the participant is by reason of retirement, the participant has the right during such three-month period to exercise all options previously granted to the participant, whether or not exercisable on the date of termination, which have not previously been exercised, terminated, lapsed or expired.
If a participant’s employment with Employers Mutual terminated due to a permanent or total disability, the participant has the right, for a period of twelve months from the effective date of his or her termination, to exercise all options previously granted, whether or not exercisable on the date of termination, excluding those previously exercised, terminated, lapsed or expired. If a participant’s employment is terminated for cause or as a result of a participant’s voluntary resignation, all unexercised options, whether or not exercisable on the date of termination, immediately terminate. The standard of whether a participant may be discharged for “cause” requires that there be a determination that there has been (i) a willful and continued failure to substantially perform the participant’s assigned duties; (ii) the willful engagement in conduct which is demonstrably injurious to EMC Insurance Companies monetarily or otherwise, including any act of dishonesty; (iii) the commission of a felony; or (iv) a significant violation of any statutory or common law duty of loyalty.
Upon the death of a participant, the participant’s designated beneficiary or legal representative has the right, for a period of twelve months from the date of death, to exercise the participant’s rights as to all options, whether or not exercisable on the date of death, to the extent not previously exercised, terminated, lapsed or expired.
In addition to an executive officer’s rights upon termination of employment, in the event that there is a “change of control”, all outstanding stock options shall immediately become exercisable in full. A “change of control” will occur (i) if there has been a merger, consolidation, takeover or reorganization of Employers Mutual or the Company, unless at least 60% of the members of the Board of Directors of the entity resulting from such merger, consolidation, takeover or reorganization were members of the Board of Directors of either Employers Mutual or the Company immediately prior to the event; or (ii) upon the occurrence of any other event that is designated as being a “change of control” by a majority vote of the independent members of the Board of Directors of Employers Mutual.

Restricted Stock Awards. Under the guidelines applicable to restricted stock awards made in prior years, in the event of the termination of employment of the recipient of a restricted stock award for a reason other than death or disability, any granted but unvested restricted stock shall be forfeited. Upon death or disability, any granted but unvested restricted stock shall be fully vested as of the date employment is deemed terminated.

In the event there is a “change of control”, the period of restriction shall lapse as to each share of restricted stock then outstanding and all granted but unvested restricted stock shall be fully vested as of the effective date of such “change of control”, unless it is determined in good faith prior to the occurrence of the “change of control” that such restricted stock award shall be honored or assumed, or new rights of substantially equivalent or greater value (and meeting certain other criteria set forth in the 2007 Plan and the Employers Mutual Casualty Company 2017 Stock Incentive Plan (the “2017 Plan”)) substituted therefor immediately following the “change in control”, all as more fully set forth in the 2007 and 2017 Plans.

Restricted Stock Unit Awards. Under the guidelines applicable to the 2018 restricted stock unit awards, any restricted stock units held by a recipient whose service terminates due to an “approved retirement” will become non-forfeitable and will generally vest at the time such units would have vested had such recipient’s service continued. Also, a prorated number of units granted in the retirement grant year, determined based on the portion of the retirement grant year the participant was employed, will become non-forfeitable and will vest at the time such units would have vested had such participant’s service continued. Upon death or disability, any granted but unvested restricted stock units shall be fully vested as of the date employment is deemed terminated. Upon termination of employment other than in connection with an approved retirement, death or disability, any restricted stock units that have not previously vested will be forfeited.
In the event there is a “change of control”, the period of restriction shall lapse as to each restricted stock unit then outstanding and all granted but unvested restricted stock units shall be fully vested as of the effective date of such “change of control”, unless it is determined in good faith prior to the occurrence of the “change of control” that such restricted stock unit award shall be honored or assumed, or new rights of substantially equivalent or greater value (and meeting certain other criteria set forth in the 2017 Plan) substituted therefor immediately following the “change in control”, all as more fully set forth in the 2017 Plan.

BENEP. Participants who separate from service or become disabled or die while employed by Employers Mutual receive distributions of their deferred compensation account, in accordance with the payment option selected by them when they enrolled in the plan, upon the occurrence of the qualifying distribution event. However, no distribution will be made earlier than six months after the date of separation from service with respect to a participant who is a key employee (as defined in the Code).
If Employers Mutual terminates the plan within twelve months of a “change of control”, the deferred compensation account of each participant will become fully payable to the participant in a lump sum. A “change of control” will occur if (i) a majority of the members of the Board of Directors of Employers Mutual is replaced during any twelve-month period by directors whose appointment or election is not endorsed by a majority of the members of the Board of Directors prior to the date of appointment or election; or (ii) a person or group acquires 40% or more of the total gross fair market value of the assets of Employers Mutual. The plan is considered terminated only if all substantially similar arrangements are terminated, and all participants under such arrangements are required to receive all amounts of compensation deferred under the terminated arrangements within twelve months of the termination of such arrangements.
The compensation committees believe these “termination of employment” and “change of control” triggers are fair and reasonable to both Employers Mutual and the Company, as well as the participating employees.

Tax Consequences
Internal Revenue Code Section 162(m) generally disallows a tax deduction to publicly held companies for compensation of more than $1.0 million paid to any NEO. The Tax Cuts and Jobs Act (TCJA) changed which compensation is subject to the $1.0 million limit on deductible compensation. Prior to TCJA, performance based compensation was not included in the compensation subject to the limit. The TCJA eliminated this exception, and now performance based bonuses are included when calculating the deductible compensation. Because only 30% of the compensation paid to the Company’s executive officers is allocated to the Company through the Pooling Agreement, the tax deduction limitation imposed by Section 162(m) is not expected to have a material effect to the Company.
If a participant holds shares of the Company’s Common Stock acquired upon exercise of an incentive stock option for the greater of two years after the day the option was granted or one year after the acquisition of the shares, the difference between the aggregate option price and the amount realized upon sale of the Common Stock will constitute long-term capital gain or loss, and the companies in the Pooling Agreement are not entitled to a federal income tax deduction. If the shares of Common Stock are disposed of in a sale, exchange or other transaction that constitutes a disqualifying disposition, the participant will recognize ordinary taxable income in an amount equal to the excess of the fair value of the Common Stock purchased at the time of exercise (or, if less, the amount realized upon the sale of the Common Stock) over the total option price, and the companies in the Pooling Agreement are entitled to a federal income tax deduction equal to such amount, subject to certain federal tax law limitations.
Non-qualified stock options were granted from 2008 through 2012, and restricted stock awards or restricted stock units have been granted since 2013. Non-qualified stock options generate regular taxable income to a participant upon exercise of an option, and the companies in the Pooling Agreement are entitled to a federal income tax deduction equal to the excess of the fair value of the Common Stock purchased at the time of exercise (or, if less, the amount realized upon the sale of the Common Stock) over the total option price.
When shares of restricted stock awards or restricted stock units vest, the Fair Market Value (as defined in the 2007 Plan) on the date of the vesting is reported on the employee’s Form W-2 for the applicable tax year as compensation income, and the companies that are parties to the Pooling Agreement are entitled to a federal income tax deduction equal to the taxable income to the award recipients. Income tax withholding is required at the time of vesting, and may be accomplished through the use of either of two options set forth in the guidelines for restricted stock awards and restricted stock unit awards, with one of the options to be selected by the employee at least two weeks prior to the vesting date. Amounts paid to participants with non-vested shares of restricted stock awards, equal to the amount of any dividends declared on the Company’s Common Stock, are considered compensation income and are subject to tax withholding.

SUMMARY COMPENSATION TABLE
The amounts reported in the Summary Compensation Table reflect the total amount of compensation received by the Company’s NEOs during 2018, 2017 and 2016.  The aggregate participation of the Company’s property and casualty insurance subsidiaries in the Pooling Agreement during these three years was 30%, and this percentage represents the approximate portion of the total compensation amounts described below which were allocated to the Company during these years.

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
Bruce G. Kelley	2018	977,723	157,800	549,519	351,911	158,074	2,195,027
President - Chief Executive Officer	2017	959,567	168,210	600,960	390,877	159,562	2,279,176
	2016	937,500	147,240	1,031,957	350,950	550,116	3,017,763
Mark E. Reese	2018	311,295	59,228	147,994	97,631	52,056	668,204
Senior Vice	2017	305,856	63,135	162,180	99,960	105,188	736,319
President - Chief Financial Officer	2016	298,500	55,264	277,994	90,279	104,401	826,438
Mick A. Lovell	2018	577,393	118,350	299,280	112,678	193,526	1,301,227
Executive Vice	2017	466,654	126,158	270,393	103,976	155,193	1,122,374
President of Operations	2016	449,000	110,430	456,453	91,621	174,795	1,282,299
Scott R. Jean	2018	577,393	118,350	299,280	88,106	108,625	1,191,754
Executive Vice	2017	466,654	126,158	270,393	90,701	109,880	1,063,786
President of Finance & Strategy	2016	449,000	110,430	456,453	68,567	109,682	1,194,132
Larry W. Phillips	2018	306,231	59,228	160,820	65,852	490,934	1,083,065
Senior Vice President -	2017
Chief Field Officer	2016

(1)
These amounts represent the grant date fair value of stock awards made by Employers Mutual under its 2017 and 2007 Plans, computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718. The fair value of the stock awards is based on the average of the high and low trading prices of the Company’s Common Stock on the date of grant.

(2)
These amounts represent the cash bonuses earned under the short-term bonus plan (the Executive Annual Bonus Plan) in 2018, 2017 and 2016, and the the long term bonus plans (the ELTIP in 2018, and the LTIP in 2017 and 2016) which are paid (or, in the case of the short-term plan, deferred at the election of the NEO), in the subsequent year. The amount of cash bonus earned during 2018 under each of the bonus programs is contained in the “Executive Annual Bonus Plan Payout Calculations” table on page 18 and the “Executive Long Term Incentive Plan Award Calculations” table on page 20 of this Amendment.

After the final industry combined trade ratio for 2017 was released by A.M. Best, additional ELTIP payments were earned by the executive officers. The additional ELTIP payments made to the NEO’s are as follows: Kelley ($12,480), Reese ($3,366), Lovell ($5,604) and Jean ($5,604). Because the Company did not yet have the final industry number from A.M. Best at the time of the printing of the 2018 Proxy Statement, it did not yet know whether those additional payments had been earned, and thus those amounts were not included in the Summary Compensation Table. The amounts reported in this Amendment for fiscal year 2017 have been adjusted to reflect those additional payments.

(3)
These amounts represent the aggregate increase in the actuarial present value of accumulated benefits under Employers Mutual’s qualified pension plan and non-qualified supplemental retirement plan.  There were no above-market or preferential earnings on any deferred compensation amounts.

(4)	The following table identifies and quantifies each item of compensation included in the All Other Compensation column for 2018:

	Employer Contributions to
Name	401 (k) Plan ($) (a)	Non-Qualified Plans ($) (a)	Perquisites ($) (b)	Company Paid Insurance Premiums ($)	Compensation Earned on Restricted Stock ($) (c)	Total ($)
Bruce G. Kelley	11,000	96,007	32,223	14,839	4,005	158,074
Mark E. Reese	11,000	29,695	850	9,009	1,502	52,056
Mick A. Lovell	11,000	138,302	32,806	8,414	3,004	193,526
Scott R. Jean	11,000	55,879	34,199	4,543	3,004	108,625
Larry W. Phillips	11,000	463,178	1,000	14,254	1,502	490,934

(a)
These amounts represent matching contributions made by Employers Mutual under its 401(k) plan (qualified) and the BENEP (non-qualified), and supplemental retirement benefits received under the SERP II (non-qualified).  Amounts attributable to the BENEP match and the SERP II are contained in the “Non-Qualified Deferred Compensation” table on page 30 of this Amendment.

(b)	These amounts represent the aggregate incremental cost Employers Mutual incurred to provide the listed benefits, which were calculated as follows:
Company-Owned Auto – Total business miles driven in 2018 were multiplied by the IRS reimbursable rate for personal auto usage (54.5 cents per mile) and this amount was subtracted from the costs incurred to own and operate the company-owned auto during 2018.  The depreciation amount used in this calculation was based on the actual purchase price of the auto, with an estimated useful life of four years.  In 2018, personal auto usage amounted to $6,911 for Mr. Kelley, $12,643 for Mr. Lovell, and $13,111 for Mr. Jean.
Club Membership Fees – The total amount paid for country club and dinner club membership fees was reported as the aggregate incremental cost because the memberships are not used exclusively for business entertainment purposes.  In 2018, membership fees amounted to $9,599 for Mr. Kelley, $6,765 for Mr. Lovell, and $10,308 for Mr. Jean.
Spousal Travel – These amounts reflect additional transportation costs, program fees and meal expenses incurred by Employers Mutual when the NEO’s spouse accompanied them on business trips.  In 2018, spousal travel amounted to $10,703 for Mr. Kelley, $10,498 for Mr. Lovell, and $10,275 for Mr. Jean. No spousal travel was recorded for Mr. Reese or Mr. Phillips.
Financial Planning and Tax Preparation Services – In 2018, such fees amounted to $5,010 for Mr. Kelley, $850 for Mr. Reese, $2,900 for Mr. Lovell, $505 for Mr. Jean, and $1,000 for Mr. Phillips.

(c)	These amounts represent compensation income (equal to the amount of dividends paid on the Company’s Common Stock) earned on unvested shares of restricted stock awards.

Grants of Plan-Based Awards

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Compensation Committee Approval Date	Threshold ($) (1)	Target ($) (1)	Maximum ($) (1)	All Other Stock Awards: Number of Shares of Stock (#) (2)	Grant Date Fair Value of Stock Awards ($) (3)
Bruce G. Kelley	—	—	—	1,022,000	3,195,000	—	—
	3/1/18	2/6/18	—	—	—	6,000	157,800
Mark E. Reese	—	—	—	275,000	860,000	—	—
	3/1/18	2/6/18	—	—	—	2,252	59,228
Mick A. Lovell	—	—	—	557,000	1,740,000	—	—
	3/1/18	2/6/18	—	—	—	4,500	118,350
Scott R. Jean	—	—	—	557,000	1,740,000	—	—
	3/1/18	2/6/18	—	—	—	4,500	118,350
Larry W. Phillips	—	—	—	299,000	935,000	—	—
	3/1/18	2/6/18	—	—	—	2,252	59,228

(1)
These amounts represent potential cash bonus awards available under the Executive Annual Bonus Plan and the ELTIP for 2018.  The target amounts represent the amount of bonus that would be earned by each NEO if (i) the performance goals for the three performance objectives in the Executive Annual Bonus Plan were reached; and (ii) the performance goals for the three performance objectives in the ELTIP were reached.

(2)	These amounts represent restricted stock unit awards granted in 2018.

(3)	The average of the high and low trading prices of the Company’s Common Stock on the date of grant ($26.30) was used to determine the fair value of the restricted stock unit awards.

Narrative Disclosures to Summary Compensation Table and Grants of Plan-Based Awards Table
Restricted Stock Awards (2016). Restricted stock awards vest at a rate of 25% per year, commencing on the first anniversary of the award. Holders of unvested shares of restricted stock receive compensation income in the amount of any dividends declared on the Company’s Common Stock. Unvested awards are automatically forfeited upon a participant’s termination of employment, except in the case of death or disability, or a change in control.
Restricted Stock Unit (RSU) Awards (2017-2018). RSU awards vest at a rate of 25% per year, commencing on the first anniversary of the award. Upon death, disability or a change in control, any granted but unvested RSUs become fully vested and settled. Upon qualifying for “Approved Retirement” [attaining 70 points (combined age plus whole years of continuous service) with a minimum age of 55 years, or reaching age 65], RSUs generally become non-forfeitable on a pro-rated basis over the 12 months following the grant date. Settlement of non-forfeitable RSUs is deferred until the date on which the RSUs otherwise vest and settle pursuant to the normal four-year vesting schedule.
Stock Options.  Prior to 2013, Employers Mutual’s executive officers were eligible for stock option awards that were intended to provide long-term incentive opportunities.  Employers Mutual’s 2007 Plan, as well as its predecessor stock option plans, provide that all stock options must be granted at prices equal to the fair value of the Company’s Common Stock on the date of grant, with fair value determined as the average of the high and low trading prices of the Common Stock on the date of grant.  Stock options generally have a term of ten years and vest at a rate of 20% per year, commencing on the first anniversary of the option award.
All non-qualified stock options may be exercised in conjunction with a cashless exercise strategy in which enough shares acquired in the exercise of an option award are sold to cover the cost of the exercise, as well as required tax withholding.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	No. of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (2) (3)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Bruce G. Kelley				15,000	477,750
	13,241	16.2700	3/1/2021
	13,500	13.9867	3/1/2022
Mark E. Reese				5,629	179,284
	6,000	16.2700	3/1/2021
	6,750	13.9867	3/1/2022
Mick A. Lovell				11,250	358,313
	112	13.7833	3/1/2020
	9,000	16.2700	3/1/2021
	4,050	13.9867	3/1/2022
Scott R. Jean				11,250	358,313
	1,350	13.9867	3/1/2022
Larry W. Phillips	—	—		5,629	179,284

(1)	Stock options generally have a term of ten years and vest at a rate of 20% per year, commencing on the first anniversary of the option award.

(2)
Restricted stock awards vest at a rate of 25% per year, commencing on the first anniversary of the award. Unvested awards are automatically forfeited upon a participant’s termination of employment, except in the case of death, disability, or a change in control.

(3)
Restricted stock unit (RSU) awards generally vest at a rate of 25% per year, commencing on the first anniversary of the award. Upon death, disability or change in control, any granted but unvested RSUs become fully vested and settled. Upon qualifying for “Approved Retirement” [attaining 70 points (combined age plus whole years of continuous service) with a minimum age of 55 years, or reaching age 65], RSUs will generally become non-forfeitable on a pro-rated basis over the 12 months following the grant date. Settlement of non-forfeitable RSUs is deferred until the date on which the RSUs otherwise vest and settle pursuant to the normal four-year vesting schedule.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Bruce G. Kelley	3,759	40,868	6,000	157,800
Mark E. Reese	—	—	2,252	59,228
Mick A. Lovell	563	6,047	3,750	98,626
Scott R. Jean	2,250	27,934	3,750	98,626
Larry W. Phillips	—	—	1,971	51,837

Pension Benefits

Name	Plan Name	Number of Years Credited Service (#) (1)	Present Value of Accumulated Benefit ($)
Bruce G. Kelley	Pension Plan	34	1,280,874
	Supplemental Retirement Plan	34	3,031,477
Mark E. Reese	Pension Plan	34	826,817
	Supplemental Retirement Plan	34	254,442
Mick A. Lovell	Pension Plan	15	334,364
	Supplemental Retirement Plan	15	238,977
Scott R. Jean	Pension Plan	28	325,494
	Supplemental Retirement Plan	28	192,353
Larry W. Phillips	Pension Plan	6	228,955
	Supplemental Retirement Plan	6	76,244

(1)
The number of years of credited service is not relevant in the calculation of the pension benefits for the Company’s NEOs because their benefits are determined under the cash balance formula in the pension and supplemental retirement plans.

Employers Mutual sponsors a tax-qualified defined benefit plan covering all eligible employees of Employers Mutual (the “Pension Plan”).  Employers Mutual also sponsors a non-qualified defined benefit supplemental retirement plan (the “SRP”) covering certain of its management and highly compensated employees, which group includes the Company’s NEOs.  The SRP provides a benefit to eligible employees whenever 100% of their pension benefit under the Pension Plan is not permitted to be paid through the Pension Plan because of limits imposed by the Code (limit on compensation that can be taken into account and limit on benefits that can be paid) and/or because of elective deferrals of covered compensation under any non-qualified deferred compensation plan.
Upon completion of three years of service or upon the attainment of age 55 and one year of service, a participant’s retirement benefit becomes vested and the participant is entitled to receive the current value of his or her retirement account upon termination of employment for any reason, including retirement.
The normal form of benefit under the Pension Plan’s and SRP’s cash balance formula is a lump sum payment, but an annuity is also available.  All alternative payment options are the actuarial equivalent of the normal form of benefit.
Generally, compensation utilized for pension formula purposes includes base salary and cash bonuses earned.The actuarial valuation method used to determine the present value of accumulated retirement benefits is the unit cost method, which is the same method used to calculate the Company’s accumulated benefit obligation under FASB ASC Topic 715.  Inherent in the actuarial valuation of retirement benefits are several key assumptions, including the discount rate and the expected long-term rate of return on plan assets.  For a discussion of the key assumptions utilized by the Company to value retirement benefits, see the heading entitled “Critical Accounting Policies and Estimates” contained in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2018 Annual Report to Stockholders.

Non-Qualified Deferred Compensation
Employers Mutual also maintains a Board and Executive Non-Qualified Excess Plan (the BENEP), which allows all executive officers at the level of vice president and above, as well as a select group of management, to defer up to 75% of their eligible compensation under the BENEP.  Employees who are eligible for the BENEP may also defer some, or all, of any bonus received under the Executive Annual Bonus Plan, but may not defer any portion of any bonus received under the ELTIP.  Beginning in 2017, Employers Mutual matches 100% of the first 8% of covered compensation deferred under the BENEP for members of the Policy Committee, including all of the Company’s NEOs.
Effective November 2009, Employers Mutual established the Employers Mutual Casualty Company Defined Contribution Supplemental Executive Retirement Plan (“SERP II”), which provides additional deferred compensation for a select group of designated officers.  Beginning in 2017, a benefit amount, if any, is calculated under the SERP II based on the present value of 60% of the officer’s projected base salary at normal retirement, reduced by other retirement benefits provided.  If the officer has less than 20 years of service, the contribution is adjusted on a pro-rata basis.
Effective July 2001, Employers Mutual established the Option It! Deferred Bonus Compensation Plan (the “Option It! Plan”).  The Option It! Plan allowed executive officers to defer some or all of their cash bonus awards until January 1, 2005, when that plan was amended to comply with the requirements of Section 409A of the Code.  Due to changes in the applicable law, it became necessary to freeze the Option It! Plan, thus prohibiting any new contributions to that plan.  The changes in the applicable law also limited the investment options of the participants in such plans; so, on June 30, 2007, the Option It! Plan was terminated.  Employers Mutual created a new deferred compensation plan effective July 1, 2007, known as the Employers Mutual Casualty Company Board and Executive Non-Qualified Excess Plan II (the “BENEP II Plan”).  Participants in the Option It! Plan were permitted to take cash settlements from the Option It! Plan or roll the deferred compensation into the new BENEP II Plan.  The BENEP II Plan is frozen to new deposits, but allows participants greater investment options compared to the Option It! Plan.  Mr. Reese has deferred compensation in the BENEP II Plan.

Non-Qualified Deferred Compensation

Name	Executive Contributions in Last FY ($) (1)	Employer BENEP Contributions in Last FY ($)	Employer SERP II Contributions in Last FY ($)	Total Employer Contributions in Last FY ($) (2)	Aggregate Earnings in Last FY ($) (3)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($) (4)
Bruce G. Kelley	96,007	96,007	—	96,007	(269,887)	—	8,071,414
Mark E. Reese	82,615	29,695	—	29,695	(114,422)	—	1,801,600
Mick A. Lovell	81,960	55,879	82,423	138,302	(42,417)	64,409	975,016
Scott R. Jean	55,879	55,879	—	55,879	(29,646)	46,164	610,434
Larry W. Phillips	29,704	29,704	433,474	463,178	(16,663)	—	960,156

(1)	These amounts are included as compensation in the Summary Compensation Table under the “Salary” and “Non-Equity Incentive Plan Compensation” columns.

(2)	These amounts are included as compensation income in the Summary Compensation Table under the “All Other Compensation” column.

(3)	Earnings on the BENEP and SERP II balances is determined by the investment allocations made by the NEOs, which can be changed at the NEOs’ discretion.

(4)	The aggregate balance includes the following executive and employer contributions from years prior to 2018:

Name	Executive Contributions Prior to 1/1/2018 ($)	Employer Contributions Prior to 1/1/2018 ($)	Total ($)
Bruce G. Kelley	2,471,049	2,726,178	5,197,227
Mark E. Reese	565,986	534,043	1,100,029
Mick A. Lovell	317,700	453,221	770,921
Scott R. Jean	256,911	258,114	515,025
Larry W. Phillips	78,642	354,765	433,407

Potential Payments Upon Termination or Change of Control
Employers Mutual has not entered into any employment contracts with its executive officers. Assuming a termination of employment on December 31, 2018, amounts the named executive officers would receive are governed by the terms of Employers Mutual’s qualified and non-qualified defined benefit and defined contribution plans, stock option/restricted stock plans and incentive compensation plans. Generally, upon termination of employment for any reason, the named executive officers would be entitled to receive the balances contained in their qualified pension and 401(K) accounts, as well as the balances in their (1) non-qualified supplemental retirement plan accounts disclosed in the Present Value of Accumulated Benefits column of the 2018 Pension Benefits table on page 29 of this Amendment, (2) non-qualified deferred compensation account disclosed in the Aggregate Balance at last FYE column of the 2018 Non-Qualified Deferred Compensation table on page 30 of this Amendment, and (3) annual and ELTIP bonus amounts earned for the current calendar year disclosed in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table on page 25 of this Amendment. In addition, the NEO’s could be entitled to some perquisites and some of their unexercised/unvested stock-based awards, depending on age and the nature of the termination. In addition, the named executive officers could also be entitled to additional payments under the ELTIP during the two years following their termination, depending on the nature of the termination and the performance of the EMC Insurance Companies during those time periods. Such amounts are not determinable at this time; however, assuming adequate notice of the NEO’s retirement plans was provided, the NEO’s would be eligible to receive 67% and 33%, respectively, of any bonuses paid under the ELTIP in 2020 and 2021, with such bonus amounts based on their base salaries on December 31, 2018. The following table summarizes the amounts the named executive officers would be entitled to receive from their non-qualified accounts, bonus plans, perquisites and stock-based awards upon termination, depending on the circumstances involved.

Potential Payments Upon Termination

					Stock Based Awards (2)
Name	SRP ($)	BENEP & SERP II ($)	Non-Equity Incentive Compensation ($)	Value of Company Car (1) ($)	Approved Retirement ($)	Death/ Disability ($)	Change in Control ($)
Bruce G. Kelley	3,031,477	8,071,414	476,676	38,275	750,024	925,199	925,199
Mark E. Reese	254,442	1,801,600	128,376	—	327,623	393,341	393,341
Mick A. Lovell	238,977	975,016	259,608	20,875	441,521	572,903	572,903
Scott R. Jean (3)	192,353	610,434	259,608	—	—	382,428	382,428
Larry W. Phillips	76,244	960,156	139,502	—	113,566	179,284	179,284

SRP payments are made over a period of years, ranging from one year if the benefit is less than $50,000 to ten years if the benefit is $450,000 or greater. BENEP and SERP II payments made to participants who separate from service or become disabled or die are made in accordance with the payment option(s) selected by them when they enrolled in the plan (lump sum or installment payments up to 15 years), subject to a six month delay for key employees. The BENEP and SERP II account balances would become fully payable in a lump sum in the event of a change in control. The non-equity incentive compensation payment would be made in a lump sum, with the amount dependent on the amount, if any, of the short-term bonus that was deferred.

(1)	Members of the Executive Management Committee are allowed to keep their company car upon approved retirement. The values shown represent the depreciated value of their cars at December 31, 2018.

(2)
All unexercised stock options become exercisable for a period of three months upon approved retirement, and for a period of twelve months upon death, disability or a change in control. All unvested restricted stock awards expire upon approved retirement, but become fully vested upon death, disability, or a change in control. All unvested restricted stock unit (RSU) awards become fully vested and settled upon death, disability or a change in control. Upon qualifying for Approved Retirement, RSUs generally become non-forfeitable on a pro-rated basis over the twelve months following the grant date. Settlement of non-forfeitable RSUs is deferred until the date on which the RSUs otherwise vest and settle pursuant to the normal four-year vesting schedule.

(3)
Mr. Jean has not yet reached the retirement eligible age of 55. Therefore, if his employment was terminated on December 31, 2018 for reasons other than death, disability or a change in control, he would not be entitled to keep his company car, and all unexercised stock options and unvested RSU awards held by him would expire.

CEO Pay Ratio
As required by the rules of the SEC implementing the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, the Company is providing the following information about the relationship of the annual total compensation of Employers Mutual’s median employee and the annual total compensation of Mr. Bruce G. Kelley, the Company’s President and Chief Executive Officer.
The Company identified its median employee for its 2018 pay ratio calculation using the methodology set out below. As permitted by the rules of the SEC, the Company is using the same median employee in its 2019 pay ratio calculation because there have not been any changes in its employee population or employee compensation arrangements during the Company’s last completed fiscal year that it reasonably believes would significantly affect its pay ratio disclosure.
For its 2018 pay ratio calculation, the Company identified the median employee by examining the employee population of Employers Mutual, excluding Mr. Kelley, as of December 31, 2017. The employee population included all full-time, part-time and temporary employees of Employers Mutual as of December 31, 2017. The employee population did not include independent contractors identified in accordance with Internal Revenue Service guidelines. To identify the median employee from this employee population, the Company examined the 2017 total cash compensation of the employee population, excluding Mr. Kelley. The Company did not make any assumptions, adjustments, or estimates with respect to total cash compensation, and the Company did not annualize the compensation for any full-time employees that were not employed by Employers Mutual for all of 2017. The Company believes that the use of total cash compensation for all employees is a consistently applied compensation measure because Employers Mutual does not widely distribute annual equity awards to employees. Approximately six percent of Employers Mutual’s employees receive annual equity awards.
After identifying the median employee based on total cash compensation, the Company calculated annual total compensation for such employee using the same methodology used for the Company’s NEOs as set forth in the 2018 Summary Compensation Table on page 25 of this Amendment.
For calendar year 2018, the total compensation of the Company’s CEO was 2,195,027, and the total compensation of the median employee was $75,063. The resulting ratio of the CEO pay to median employee pay is 29.2 to 1.

COMPENSATION COMMITTEE REPORT
The Compensation Committee met on February 6, 2018 with a representative of the Hay Group, the compensation consultant retained by the Compensation Committee, who provided a status update on several compensation-related provisions under the Dodd-Frank Act, including the reporting requirements governing the Company’s compensation policies and practices as they relate to risk management.  The Compensation Committee members then discussed current compensation practices for all of Employers Mutual’s employees.  During this discussion, it was noted that all base salaries, including executive officer base salaries, are based on comparative compensation survey information.  As a result, the base salaries paid to Employers Mutual’s employees were not deemed to create risks that are reasonably likely to have a material adverse effect on the Company.
Employers Mutual’s bonus plans were then reviewed.  Following is a summary of those discussions:

1.
Contingent Salary Plan (CSP) – The CSP is available to all employees of Employers Mutual who were employed during the plan year and who remain employed (or are retired, disabled or deceased) at the end of the plan year, and who are not otherwise eligible for a separate bonus plan.  Eligible employees receive a contingent salary payment equal to a percentage of their base salary (up to a maximum of 10%, with that percentage doubled for Employers Mutual’s officers) in February or March, if the statutory trade combined ratio for the previous year meets the criteria previously established for the year.  The actual payment percentage is determined by a formula for the plan year that is based on the difference between the statutory trade combined ratio achieved and the target ratio for the plan year.  Contingent salary payments equal to 3.6% of base pay (or 7.2% of base pay in the case of Employers Mutual’s officers) were made to eligible employees in mid-February 2019, based upon 2018 results.  Because payments, if any, under the CSP are based solely on the statutory trade combined ratio of the consolidated group, payments under this plan are focused on profitability rather than growth, and are therefore not deemed to create risks that are reasonably likely to have a material adverse effect on the Company.

2.
Executive Annual Bonus Plan – As previously noted, bonus payments under this plan are based on three separate performance objectives, with the most emphasis placed on the statutory trade combined ratio, followed by the change in policyholders’ surplus and the increase in net written premium.  As a result, bonus payments under this plan are primarily focused on profitability rather than growth.  It was also noted that a very limited number of employees are eligible for this bonus plan and that each participant’s bonus is capped at a predetermined percentage of his or her base compensation.  In addition, the bonus is not tied to the price of the Company’s Common Stock, which eliminates any risks related to short-term price changes.  Based on this discussion, it was determined that bonus payments under this plan are not deemed to create risks that are reasonably likely to have a material adverse effect on the Company.

3.
ELTIP – This plan (as it was in effect for the payments made in early 2019, based on 2016-2018 results) utilizes the same performance objectives used in the Executive Annual Bonus Plan, with the ELTIP performance objectives and calculations based on performance for the most recent 3-year period.  Since the performance objectives for this plan are the same as those utilized in the short-term bonus plan, it was determined that bonus payments under this plan are not deemed to create risks that are reasonably likely to have a material adverse effect on the Company.

4.
Individual Bonus Plans – These bonus plans, which are applicable to the branch managers and the heads of various subsidiary companies, are based on the profitability of the operations they oversee and the dollars involved are not considered material.  As a result, it was determined that bonus payments under these plans are not deemed to create risks that are reasonably likely to have a material adverse effect on the Company.

To support the Company’s focus on compensation program governance and risk management in relation to executive compensation, the Company’s Board of Directors approved implementation of the Employers Mutual Casualty Company Policy for Recovery of Erroneously Awarded Incentive-Based Compensation (the “Clawback Policy”) on December 29, 2014. The Clawback Policy is applicable to incentive compensation performance periods in progress as of the adoption of the policy and paid on or after January 1, 2015, including those associated with the Cash Bonus Program (the Executive Annual Bonus Plan and ELTIP), along with other executive compensation plans administered by Employers Mutual. The Clawback Policy enables Employers Mutual and the Company to recover previously awarded incentive-based executive compensation in the event Employers Mutual is required to prepare an accounting restatement due to material noncompliance with any financial reporting requirements.
Benefit plans were not discussed due to the fact that the benefit plans, with the exception of the BENEP and the SERP II, are provided to all employees.  The Compensation Committee was advised that the costs associated with the BENEP and SERP II are not material, and are therefore not deemed by management to create risks that are reasonably likely to have a material adverse effect on the Company.
The Compensation Committee has reviewed the disclosures contained in the Compensation Discussion and Analysis and discussed such disclosures with management of the Company.  Based on its review and discussions with management, the Compensation Committee has recommended to the Board of Directors of the Company, and the Board approved, the inclusion of the Compensation Discussion and Analysis in the 2018 Form 10-K.
The undersigned members of the Compensation Committee have submitted this report.

Compensation Committee
Peter S. Christie
Jonathan R. Fletcher, Chair
Gretchen H. Tegeler

Compensation Committee Interlocks and Insider Participation
No member of the Compensation Committee is a former or current officer or employee of Employers Mutual or the Company or any of the Company’s subsidiaries.  To the Company’s knowledge, there were no other relationships involving members of the Compensation Committee requiring disclosure in this section of the Amendment pursuant to applicable SEC regulations.  No executive officer of the Company has served on the board of directors or compensation committee of any company that has, or has had, one or more of its executive officers serving as a director of the Company.

DIRECTOR COMPENSATION
The Company’s Corporate Governance and Nominating Committee has the responsibility to recommend compensation for the Company’s non-employee directors. The committee reviews the Company’s non-employee director compensation program annually to ensure that the compensation of non-employee directors remains competitive and comparable to the director compensation practices of the Company’s competitors. Directors who are also employees of Employers Mutual receive no additional compensation for services as a director of the Company.
As part of its annual review of non-employee director compensation, the Company’s Corporate Governance and Nominating Committee receives and reviews surveys of director compensation practices at the Company’s peer group of competitors. From this information, the Corporate Governance and Nominating Committee makes a recommendation to the Company’s Board of Directors, which reviews and gives final approval to non-employee director compensation each year.
In 2018, each member of the Company’s Board of Directors who was not an officer or an employee of Employers Mutual was paid $2,500, plus expenses, for each board meeting or day of continuing education (lasting more than two hours) attended, plus a $50,000 annual retainer. Non-employee directors were also paid $2,500 ($3,500 for committee chairs) for each committee meeting attended and $250 for each educational program or seminar attended lasting less than two hours.  In addition, the chair of the Board of Directors was paid a $22,000 annual fee, the chair of the Audit Committee was paid an $18,000 annual fee, and the chairs of all other board committees were paid a $5,000 annual fee. Non-employee directors were also entitled to receive $1,000 ($1,500 for the chair of the Audit Committee) for each special meeting of the Audit Committee held for the primary purpose of considering revisions to the Company’s non-GAAP operating income guidance for the year. Each of the Company's non-employee directors also received compensation in 2018 for service on the Special Committee that was formed to consider the non-binding indicative proposal received from Employers Mutual to purchase all of the outstanding common stock of the Company not already owned by Employers Mutual. Fees totaling $7,500 were paid to each non-employee director for Special Committee meetings held in 2018. The fee structure for service by the non-employee directors on the Special Committee in 2019 is set out at Exhibit 10.2.9 of the Company's 2018 Form 10-K.  Non-employee directors are eligible to defer some or all of their board and/or committee fees into the BENEP.
In addition, non-employee directors are also compensated with awards of restricted stock, to help align their interests with the interests of the Company’s stockholders. On May 16, 2018, non-employee directors were awarded 700 shares of restricted stock with a grant day fair value of $25.63, computed in accordance with FASB ASC Topic 718. The fair value of the stock awards is based on the average of the high and low trading prices of the stock on the date of grant. The restricted stock will vest one year after the grant date and is subject to forfeiture upon retirement from the board if the director has not reached the age of 75. Dividends on the unvested restricted stock are accrued and will be paid at the time of vesting.
Non-employee directors of the Company are also eligible to participate in Employers Mutual’s 2013 Non-Employee Director Stock Purchase Plan.  Under that plan, directors can purchase the Company’s Common Stock in an amount up to 100% of their annual retainer, at a price equal to 75% of the fair value of the Common Stock on the purchase date.  The amounts reported for Mr. Christie and Mr. Crane in the column “All Other Compensation” below include $4,861 and $16,565 of discount received on their purchases of 750 and 2,500 shares, respectively, of the Company’s Common Stock under this plan.
In 2016, non-employee directors were awarded 500 shares of restricted stock that vests ratably over a period of three years and is subject to forfeiture upon retirement from the board if the director has not reached the age of 75. The non-employee directors are entitled to receive compensation income (equal to the amount of dividends paid on the Company’s Common Stock) earned on these unvested shares of restricted stock. In 2018, Mr. Crane, Mr. Fletcher, and Ms. Tegeler each received $185 of compensation on their unvested shares of restricted stock, which is included in the column “All Other Compensation”.

The total compensation paid to the Company’s non-employee directors in 2018 was as follows:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)

Peter S. Christie	110,250	17,941	4,861	133,052

Stephen A. Crane	144,750	17,941	16,842	179,533

Jonathan R. Fletcher	118,000	17,941	186	136,127

Gretchen H. Tegeler	137,750	17,941	186	155,877

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS
The following information is furnished as to the Common Stock of the Company owned beneficially as of March 26, 2019, by each of the Company’s directors and NEOs individually, and the directors and “executive officers” of the Company (as designated by the Company’s Board of Directors) as a group.  The information concerning beneficial ownership has been furnished by the persons listed below or was determined by the Company from reports filed by such persons with the SEC regarding such ownership.

Name	Amount and Nature of Beneficial Ownership (1)		Percent of Class

Peter S. Christie	2,578

Stephen A. Crane	15,200		*

Jonathan R. Fletcher	13,450		*

Scott R. Jean	21,977	(2)	*

Bruce G. Kelley	302,542	(3)	1.39%

Mick A. Lovell	22,051	(4)

Larry W. Phillips	5,432	(5)

Mark E. Reese	34,238	(6)	*

Gretchen H. Tegeler	18,299		*

All Directors and Executive Officers as a Group (21 persons, including those listed above)	532,043	(7)	2.45%
* Less than one percent.

(1)	All named holders of the Common Stock listed in this table have sole voting and investment power with respect to the shares held, except as stated otherwise below.

(2)
Scott R. Jean directly owns 19,502 shares of Common Stock, has presently exercisable options to purchase 1,350 shares, and has voting rights with respect to 1,125 shares of unvested restricted stock, which shares are included in the table.

(3)
Bruce G. Kelley owns 272,051 shares of Common Stock directly and 2,250 shares indirectly, which shares are owned by his spouse. In addition, he owns presently exercisable options to purchase 26,741 shares and has voting rights with respect to 1,500 shares of unvested restricted stock, which shares are included in the table.

(4)
Mick A. Lovell directly owns 7,764 shares of Common Stock, has presently exercisable options to purchase 13,162 shares, and has voting rights with respect to 1,125 shares of unvested restricted stock, which shares are included in the table.

(5)	Larry W. Phillips directly owns 4,869 shares of Common Stock and has voting rights with respect to 563 shares of unvested restricted stock, which shares are included in the table.

(6)
Mark E. Reese directly owns 20,925 shares of Common Stock, has presently exercisable options to purchase 12,750 shares, and has voting rights with respect to 563 shares of unvested restricted stock, which shares are included in the table.

(7)
The total number of shares of Common Stock of the Company owned by all directors and executive officers includes shares owned directly and indirectly by such individuals, together with presently exercisable options to purchase shares and shares of unvested restricted stock for which the executive officer has voting rights. Included in that total are shares owned beneficially by Meyer T. Lehman, Senior Vice President of the Company, which includes shares owned directly and indirectly; and beneficial ownership of shares of unvested restricted stock for which Mr. Lehman’s spouse has voting rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table sets forth certain information regarding those entities known to the Company to own beneficially more than five (5) percent of the Company’s Common Stock, or who filed a Schedule 13G or Schedule 13D with the SEC regarding their ownership of the Company’s Common Stock:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Common	Employers Mutual Casualty Company 717 Mulberry Street Des Moines, Iowa 50309	11,771,778 (1)	54.33%

Common	Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX 78746	1,805,350 (2)	8.35%

Common	Gregory M. Shepard 7028 Portmarnock Place Lakewood Ranch, FL 34202	1,100,000 (3)	5.09%

(1)
On March 26, 2019, Employers Mutual owned approximately 54.33% of the outstanding Common Stock of the Company.  Employers Mutual intends to retain ownership of a majority of the Company’s Common Stock in the foreseeable future.  This majority stock ownership will give Employers Mutual the right to determine whether or not all of the proposals presented at the Annual Meeting are carried and will enable it to control the election of the Board of Directors of the Company.  The Company’s operations are integrated with the operations of Employers Mutual and are largely dependent upon a continuing relationship with Employers Mutual.

(2)
The information shown is based upon a Schedule 13G/A, filed February 8, 2019, with the SEC by Dimensional Fund Advisors LP, a registered investment advisor.  Dimensional Fund Advisors LP reported sole voting power with respect to 1,744,760 shares and sole dispositive power with respect to all of the shares.

(3)
The information shown is based upon a Schedule 13D/A, filed March 25, 2019, with the SEC by Mr. Shepard. Mr. Shepard reported sole voting power and sole dispositive power with respect to all of the shares.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
Employers Mutual currently has four plans under which shares of the Company's Common Stock are authorized for issuance to employees or non-employee directors: the Employers Mutual Casualty Company 2017 Stock Incentive Plan (the “2017 Plan”), the 2013 Employers Mutual Casualty Company Non-Employee Director Stock Purchase Plan (the “2013 Director Purchase Plan”), the Employers Mutual Casualty Company Amended and Restated 2008 Employee Stock Purchase Plan (the “2008 Employee Purchase Plan”), and the 2007 Employers Mutual Casualty Company Stock Incentive Plan (the “2007 Plan”). The Company also has a stock-based compensation plan for its non-employee directors, the EMC Insurance Group Inc. 2017 Non-Employee Director Stock Plan (the “2017 Director Plan”). The following table shows the number of shares of Common Stock subject to outstanding stock-based awards under the foregoing plans as of December 31, 2018, the weighted average exercise price of outstanding stock options and the number of shares of Common Stock remaining available for future issuance under the plans at December 31, 2018 (excluding shares issuable upon exercise or vesting of awards currently outstanding).

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by stockholders	281,932	$14.52	2,343,231 (1)

Equity compensation plans not approved by stockholders	—	—	—

(1)
This number includes 560,380 shares remaining available for issuance under the 2017 Plan, 225,222 shares remaining available for issuance under the 2013 Director Purchase Plan, 176,530 shares remaining available for issuance under the 2008 Employee Purchase Plan, and 142,400 shares available for issuance under the 2017 Director Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
CERTAIN RELATIONSHIPS AND
RELATED PERSONS TRANSACTIONS
The operations of the Company are highly integrated with those of Employers Mutual through participation in a property and casualty reinsurance pooling agreement (the “Pooling Agreement”), a reinsurance retrocessional quota share agreement (the “Quota Share Agreement”) and inter-company reinsurance programs.  In addition, the Company is completely dependent upon Employers Mutual’s employees, facilities and information technology systems to conduct its business.  As a result of these operational relationships, there are numerous transactions between the Company and Employers Mutual that occurred on an ongoing basis in the ordinary course of business during 2018, and that will continue to occur on an ongoing basis in the ordinary course of business during 2019.
All transactions occurring under the Pooling Agreement, Quota Share Agreement and inter-company reinsurance programs are based on statutory accounting principles. Certain adjustments are made to the statutory-basis amounts assumed by the property and casualty insurance subsidiaries and the reinsurance subsidiary to bring the amounts into compliance with U.S. generally accepted accounting principles.
During 2018, the Company’s three property and casualty insurance subsidiaries, along with Employers Mutual and its two property and casualty insurance subsidiaries, were parties to the Pooling Agreement under which the property and casualty insurance business written by the participating companies is pooled.  Under the terms of the Pooling Agreement, each participant cedes to Employers Mutual all of its property and casualty insurance business, and assumes from Employers Mutual an amount equal to its designated participation percentage in the pool.  All premiums, losses, settlement expenses and other underwriting and administrative expenses, excluding the voluntary reinsurance business assumed by Employers Mutual from non-affiliated insurance companies, are pooled and then prorated among the parties to the Pooling Agreement on the basis of their respective participation percentages.  The Company’s property and casualty insurance subsidiaries together had an aggregate 30% participation interest in the pool in 2018, and will maintain an aggregate 30% participation interest in the pool in 2019.  The remaining 70% participation interest is allocated to Employers Mutual.  Employers Mutual negotiates reinsurance agreements that provide protection to the pool and each of its participants, including protection against losses arising from catastrophic events.  Operations of the pool give rise to inter-company balances between the Company’s property and casualty insurance subsidiaries and Employers Mutual, which are settled within 45 days after the end of each month.  The investment and income tax activities of the pool participants are not subject to the Pooling Agreement.
The purpose of the Pooling Agreement is to spread the risk of an exposure insured by any of the participants among all the companies participating in the pool.  The Pooling Agreement produces a more uniform and stable underwriting result from year to year for the companies participating in the pool than might be experienced on an individual basis.  In addition, each company benefits from the capacity of the entire pool, rather than being limited to policy exposures of a size commensurate with its own surplus, and from the wide range of policy forms, lines of insurance written, rate filings and commission plans offered by each of the companies.
During 2018, the Company’s property and casualty insurance subsidiaries ceded direct premiums earned of $399,660,224, direct losses and settlement expenses incurred of $225,676,045, direct underwriting expenses incurred of $70,685,119 and direct policyholder dividends incurred of $10,987,981 to Employers Mutual pursuant to the terms of the Pooling Agreement.  The Company’s property and casualty insurance subsidiaries assumed from Employers Mutual their aggregate 30% participation interest in the pool, which included premiums earned totaling $502,786,422, losses and settlement expenses incurred totaling $337,828,843, underwriting expenses incurred totaling $167,551,820 and policyholder dividends totaling $10,415,353.
The Company’s property and casualty insurance subsidiaries are parties to an inter-company reinsurance program with Employers Mutual. During 2018, the inter-company reinsurance program consisted of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty was effective from January 1, 2018 to June 30, 2018, and had a retention of $22,000,000 and a limit of $24,000,000. The second treaty was effective from July 1, 2018 through December 31, 2018, and had a retention of $15,000,000 and a limit of $12,000,000. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries through the Pooling Agreement (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) were subject to the terms of these treaties, and there was no co-participation provision. During 2018, the Company’s property and casualty insurance subsidiaries ceded premiums earned of $7,340,000 and losses and settlement expenses incurred of $5,172,522 to Employers Mutual pursuant to the terms of the inter-company reinsurance program. The losses and settlement expenses incurred ceded to Employers Mutual included $4,358,733 applicable to the 2018 treaties and $813,789 applicable to the 2017 treaties. In accordance with the terms of the treaties, all outstanding balances associated with the 2016 treaties were commuted at the end of 2017. A commutation is an agreement between the ceding insurer and the reinsurer that provides for the valuation, payment, and complete discharge of all obligations between the parties under a particular reinsurance contract. In connection with the commutation of the 2016 treaties, Employers Mutual paid the property and casualty insurance subsidiaries $2,795,545 to settle the outstanding loss and settlement expense reserves, with no gain or loss recognized on the commutation. In return, Employers Mutual is absolved from all future liability for claims covered by the 2016 treaties. The 2017 treaties were not commuted at the end of 2018.
The Pooling Agreement and the inter-company reinsurance program remain in effect during 2019 and will continue to function in accordance with the terms described above. Other than the cost of the inter-company reinsurance program, the specific amounts to be assumed and ceded between the Company’s property and casualty insurance subsidiaries and Employers Mutual in 2019 under the Pooling Agreement and the inter-company reinsurance program will not be determined prior to year-end 2019. Additional information concerning the Pooling Agreement and the inter-company reinsurance program is contained in Part I, Item 1 of the 2018 Form 10-K.
One of the Company’s insurance subsidiaries, Dakota Fire Insurance Company, leases office space from EMC National Life Company, an affiliate of Employers Mutual.  This lease expense, which amounted to $280,291 in 2018, is included as an expense under the Pooling Agreement.
The Company’s reinsurance subsidiary and Employers Mutual are parties to the Quota Share Agreement and an inter-company reinsurance program.  Under the terms of the Quota Share Agreement, the reinsurance subsidiary assumes 100% of Employers Mutual’s assumed reinsurance business, exclusive of certain reinsurance contracts. This includes all premiums and related losses, settlement expenses and other underwriting and administrative expenses of this business.  During 2018, the inter-company reinsurance program (covering both business assumed from Employers Mutual through the Quota Share Agreement, as well as business obtained outside the Quota Share Agreement), consisted of a per occurrence catastrophe excess of loss treaty with a retention of $10,000,000, a limit of $10,000,000,

20% co-participation, and no reinstatement; and an aggregate catastrophe excess of loss treaty with a retention of $20,000,000, a limit of $100,000,000, and 20% co-participation. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty. Only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. During 2018, the reinsurance subsidiary assumed from Employers Mutual premiums earned totaling $149,922,652 and losses and settlement expenses incurred totaling $116,745,184.  Total premiums earned and losses and settlement expenses incurred ceded back to Employers Mutual by the reinsurance subsidiary under the inter-company reinsurance program totaled $5,250,000 and $(4,626,945), respectively.  The losses and settlement expenses incurred ceded to Employers Mutual are from applicable treaties in effect prior to 2018 (no amounts were ceded under the 2018 treaties). In accordance with the terms of the treaties, the 2016 treaties were commuted at the end of 2017, with no payment and no gain or loss recognized on the commutation. The 2017 treaties were not commuted at the end of 2018. It is customary in the reinsurance business for the assuming company to compensate the ceding company for the acquisition expenses incurred in the generation of the business.  Commissions incurred by the reinsurance subsidiary under the Quota Share Agreement with Employers Mutual amounted to $29,958,694 for the business assumed in 2018.  The reinsurance subsidiary also assumes all foreign currency exchange gains/losses associated with contracts incepting on January 1, 2006 and thereafter that are subject to the Quota Share Agreement.  The net foreign currency exchange gain assumed by the reinsurance subsidiary in 2018 was $265,716.  Operations of the Quota Share Agreement and the inter-company reinsurance program give rise to inter-company balances between the Company’s reinsurance subsidiary and Employers Mutual, which are settled during the month following the end of each quarter. The investment and income tax activities of the reinsurance subsidiary are not subject to either the Quota Share Agreement or the inter-company reinsurance program.
The Quota Share Agreement and the inter-company reinsurance program remain in effect during 2019 and will continue to function in accordance with the terms described above. Other than the cost of the inter-company reinsurance program, the specific amounts to be assumed and ceded between the Company’s reinsurance subsidiary and Employers Mutual in 2019 under the Quota Share Agreement and the inter-company reinsurance program will not be determined prior to year-end 2019. Additional information concerning the Quota Share Agreement and the inter-company reinsurance program is contained in Part I, Item 1 of the 2018 Form 10-K.
Employers Mutual utilizes its employees, facilities and information technology systems to provide various services to all of its subsidiaries, including the Company and its subsidiaries.  These services include data processing, claims, financial, legal, actuarial, auditing, marketing and underwriting.  Employers Mutual allocates a portion of the cost of these services to its subsidiaries that do not participate in the Pooling Agreement based upon a number of criteria, including usage of the services and the number of transactions.  The remaining costs are allocated to the pool and each pool participant shares in the total costs in accordance with its participation percentage as established under the terms of the Pooling Agreement.  Costs allocated to the Company by Employers Mutual for services provided to the Company and its subsidiaries that do not participate in the Pooling Agreement amounted to $5,939,937 in 2018.  The allocation of costs to the Company and its subsidiaries that do not participate in the Pooling Agreement will continue in 2019, although the specific amount will not be determined prior to year-end 2019.
The Company’s investment expenses are based on actual expenses directly incurred by the Company and its subsidiaries plus an allocation of other investment expenses incurred by Employers Mutual, with the allocation of these expense being based on a weighted-average of total invested assets and number of investment transactions executed during the year.  Investment expenses allocated to the Company and its subsidiaries by Employers Mutual amounted to $1,827,556 in 2018.  Investment expenses will continue to be allocated to the Company and its subsidiaries by Employers Mutual in 2019, although the specific amount will not be determined prior to year-end 2019.
Three of the Company’s insurance subsidiaries have issued an aggregate of $25 million of surplus notes to Employers Mutual. The interest rate on these notes was increased from 1.35% per annum to 2.73% per annum effective February 1, 2018.  No principal payments were made on the surplus notes during 2018.  Interest in the amount of $337,500 (for calendar year 2017) was paid by the subsidiaries to Employers Mutual early in 2018, and interest in the amount of $653,750 (for calendar year 2018) was paid at the end of 2018 upon receipt of approval from insurance regulatory authorities.  The surplus notes do not have a stated maturity date and interest will continue to accrue on the surplus notes during 2019.
Employers Mutual advances on behalf of the Company and its subsidiaries any federal and state taxes due at the time of the filing of the respective returns.  The Company and its subsidiaries then reimburse Employers Mutual for the payment of such taxes in conjunction with the settlement of monthly/quarterly inter-company balances.  During 2018, Employers Mutual advanced, and the Company and its subsidiaries reimbursed, $3,555,000 of such taxes.
The Company operates an excess and surplus lines insurance agency through a subsidiary.  This agency received $531,304 of commission income from Employers Mutual during 2018 as compensation for its duties as managing underwriter for excess and surplus lines insurance for several of the insurance companies participating in the Pooling

Agreement.  This subsidiary, which does not participate in the Pooling Agreement, also received an allocation of operating expenses from Employers Mutual as noted above.  The payment of commissions from Employers Mutual to the subsidiary, and an allocation of operating expenses to the subsidiary, will continue in 2019, although the specific amounts will not be determined prior to year-end 2019.
As a result of the numerous transactions between the Company and Employers Mutual that occur on an ongoing basis, the Company has established procedures whereby independent directors of the Company review and approve and/or ratify these transactions, as well as other transactions qualifying as a “related persons transaction” as defined under SEC rules.  The procedures for the review of “related persons transactions” are as follows:

•
Any new “material contract”, proposed material change to an existing “material contract” or transaction resulting from a “material contract” involving the Company or its subsidiaries and Employers Mutual or its subsidiaries or affiliate is subject to review and approval by the Inter-Company Committee in accordance with procedures set forth in the committee Charter.  The Inter-Company Committee is composed of three directors of the Company who have been determined by the Board of Directors to qualify as “independent” directors under the corporate governance rules of the Nasdaq and the rules and regulations of the SEC applicable to the Company.  Under the Inter-Company Committee’s Charter, these contracts or transactions must be approved by the unanimous consent of the committee members based on a finding that the transaction is “fair and reasonable” to the Company and its stockholders.  The most significant material contracts subject to review and approval by the Inter-Company Committee include the Pooling Agreement, the Quota Share Agreement and the inter-company reinsurance programs, all of which have previously been reviewed and approved by the Inter-Company Committee.  “Material contracts” subject to review by the Inter-Company Committee are deemed to include, in addition to the Pooling Agreement, the Quota Share Agreement and the inter-company reinsurance programs, any contract or transaction involving the Company or its subsidiaries and Employers Mutual or its subsidiaries that is required to be filed as an exhibit to the 2018 Form 10-K on the basis that it constitutes a material contract under SEC rules.

•
Any other new contract, proposed change to an existing contract or transaction resulting from a contract involving the Company or its subsidiaries and Employers Mutual or its subsidiaries that involves a dollar amount in excess of $120,000, but which does not arise to the level of a “material contract”, is subject to review and approval by the Audit Committee in accordance with the terms of its Charter.  The Audit Committee is comprised of three directors of the Company who have been determined by the Board of Directors to qualify as “independent” directors under the corporate governance rules of the Nasdaq and the rules and regulations of the SEC applicable to the Company.  The Charter of the Audit Committee does not designate any particular standard to be applied by the committee members in approving these contracts or transactions.

•
Any new contract or transaction, or an amendment thereto, involving a dollar amount in excess of $120,000 and otherwise meeting the definition of a “related person transaction” as defined by SEC rules, and not involving Employers Mutual or its subsidiaries, is subject to review and approval by the Audit Committee in accordance with the terms of its Charter.  The Charter does not designate any particular standard to be applied by the committee members in approving these contracts or transactions.

In addition, the Audit Committee reviews and approves all transactions between Employers Mutual and companies associated with the directors of Employers Mutual.  While these transactions are not considered “related person transactions” as defined under SEC rules, the Audit Committee reviews them so that its members have an understanding of the impact these transactions have on the Company’s results of operations.
Each of the transactions described above was reviewed and approved and/or ratified by the Inter-Company Committee or the Audit Committee, as applicable.  As noted above, most of the related persons transactions described above involving the Company or its subsidiaries and Employers Mutual or its subsidiaries are ongoing in nature and will continue throughout 2019 in the ordinary course of business.  These transactions will be presented to the Inter-Company Committee or the Audit Committee, as applicable, in accordance with the procedures described above, for review and approval and/or ratification at such time as the amounts involved have been determined.
The information required by Item 13 regarding the independence of the Company's directors is included in "Independence of Directors" under Part III, Item 10 of this Amendment.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees
The following table sets forth the independent registered public accounting firm’s fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company’s annual consolidated financial statements for the years ended December 31, 2018 and 2017, the audit of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 and 2017, and fees billed for other services rendered by Ernst & Young LLP during 2018 and 2017.

	2018	2017

Audit Fees (1)	$551,811	$537,429

Audit Related Fees (2)	11,844	11,499

Tax Fees (3)	15,080	16,018

All Other Fees (4)	6,600	37,490

Total Fees	$585,335	$602,436

(1)    Audit Fees consist of fees associated with the audit of the Company’s annual consolidated financial statements, review of the consolidated financial statements included in the Company’s quarterly reports on Form 10-Q, the audit of the effectiveness of the Company’s internal control over financial reporting and the Company’s share of fees associated with the services normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.
(2)    Audit Related Fees consist primarily of the Company’s share of fees related to the audit of Employers Mutual’s employee/retiree benefit plans.
(3)    Tax Fees consist of fees for tax advisory and compliance services for the Company.
(4)    All Other Fees consist of the Company’s share of fees for all other services other than those reported above.
The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed with regard to each particular service and its related fees. In addition, the Audit Committee may pre-approve any services not anticipated, or services whose costs exceed the previously pre-approved amounts. The Audit Committee has delegated to the Chair of the Audit Committee the authority to pre-approve, up to $50,000, any services not anticipated or services whose costs exceed previously pre-approved amounts, provided all pre-approval decisions made by the Chair are reported to the Audit Committee at its next meeting.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents were filed as part of the Original Filing:

1.	Financial Statements. The consolidated financial statements required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

2.	Financial Statement Schedules. The financial statement schedules required to be filed in our Annual Report on Form 10-K are included in Part II, Item 8 of the Original Filing.

3.	Exhibits required by Item 601

3.	Articles of incorporation and by-laws:

	3.1	Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 filed with the Company's Form 8-K filed on May 7, 2015 under Item 5.03)

	3.2	By-Laws of the Company, as amended (incorporated by reference to Exhibit 3.2 filed with the Company’s Form 8-K filed on May 21, 2018 under Item 5.03)

10.	Material contracts

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

10.2.9	Summary of Compensation for the Company's Special Committee (filed with the Company's Form 10-K for the year ended December 31, 2018)

10.3.1	Deferred Bonus Compensation Plan (incorporated by reference to Exhibit 10.3.1 filed with the Company's Form 10-K for the year ended December 31, 2015)*

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

10.3.4	Employers Mutual Casualty Company Non-Employee Directors’ Post-Service Benefits Plan, as amended and restated (filed with the Company's Form 10-K for the year ended December 31, 2018)*

10.3.5	Employers Mutual Casualty Company Supplemental Retirement Plan (filed with the Company's Form 10-K for the year ended December 31, 2018)*

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

	21.	Subsidiaries of the Registrant (filed with the Company's Form 10-K for the year ended December 31, 2018)

23.
Consent of Independent Registered Public Accounting Firm, with respect to Forms S-8 (Registration Nos. 333-187250, 333-218264, 333-143457, 333-222326 and 333-151299) and Form S-3 (Registration No. 333-187622) (filed with the Company's Form 10-K for the year ended December 31, 2018)

	24.	Power of Attorney (filed with the Company's Form 10-K for the year ended December 31, 2018)

	31.1	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Company's Form 10-K for the year ended December 31, 2018)

31.2
Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Company's Form 10-K for the year ended December 31, 2018)

	31.3	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002

	31.4	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification of President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Company's Form 10-K for the year ended December 31, 2018)

32.2
Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Company's Form 10-K for the year ended December 31, 2018)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2019.

EMC INSURANCE GROUP INC.

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer and Treasurer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 30, 2019.

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