Form 10-Q
period 2019-03-31
EMC INSURANCE GROUP INC
filed 2019-05-09
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $1.00	EMCI	The Nasdaq Global Select Market
(Title of class)	(Trading symbol)	(Name of each exchange on which registered)
As of April 30, 2019, there were 21,668,287 shares of common stock, $1.00 par value, issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,255,775 and $1,273,132)	$1,291,860	$1,282,909
Equity investments, at fair value (cost $167,632 and $160,371)	242,583	215,363
Equity investments, at alternative measurement of cost less impairments	1,200	1,200
Other long-term investments	18,099	19,316
Short-term investments	48,265	28,204
Total investments	1,602,007	1,546,992

Cash	232	337
Reinsurance receivables due from affiliate	35,767	37,361
Prepaid reinsurance premiums due from affiliate	7,530	8,789
Deferred policy acquisition costs (affiliated $47,422 and $44,440)	47,422	44,760
Amounts due from affiliate to settle inter-company transaction balances	11,905	5,154
Prepaid pension and postretirement benefits due from affiliate	17,355	17,691
Accrued investment income	11,713	10,468
Accounts receivable	1,038	1,658
Income taxes recoverable	2,465	6,697
Goodwill	942	942
Other assets (affiliated $3,678 and $4,510)	3,851	4,629
Total assets	$1,742,227	$1,685,478
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $774,644 and $771,872)	$780,393	$777,190
Unearned premiums (affiliated $271,127 and $267,064)	271,127	268,511
Other policyholders' funds (all affiliated)	8,326	8,807
Surplus notes payable to affiliate	25,000	25,000
Pension benefits payable to affiliate	3,738	4,070
Deferred income taxes	14,844	4,908
Other liabilities (affiliated $20,328 and $31,121)	22,465	31,210
Total liabilities	1,125,893	1,119,696

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,668,287 shares in 2019 and 21,615,105 shares in 2018	21,668	21,615
Additional paid-in capital	129,928	128,451
Accumulated other comprehensive income	22,090	1,620
Retained earnings	442,648	414,096
Total stockholders' equity	616,334	565,782
Total liabilities and stockholders' equity	$1,742,227	$1,685,478
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands, except share and per share amounts)	2019	2018
REVENUES
Premiums earned (affiliated $166,747 and $154,246)	$167,302	$155,786
Net investment income	12,763	11,371
Net realized investment gains/losses and change in unrealized gains on equity investments	22,643	(5,393)
Other income (affiliated $1,456 and $1,581)	1,535	1,615
Total revenues	204,243	163,379

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $102,691 and $110,570)	104,969	110,628
Dividends to policyholders (all affiliated)	2,771	2,120
Amortization of deferred policy acquisition costs (affiliated $29,892 and $26,917)	29,970	27,292
Other underwriting expenses (affiliated $22,715 and $22,920)	22,592	22,855
Interest expense (all affiliated)	171	142
Other expenses (affiliated $645 and $498)	1,485	870
Total losses and expenses	161,958	163,907
Income (loss) before income tax expense (benefit)	42,285	(528)

INCOME TAX EXPENSE (BENEFIT)
Current	4,259	1,206
Deferred	4,495	(1,658)
Total income tax expense (benefit)	8,754	(452)
Net income (loss)	$33,531	$(76)

Net income (loss) per common share - basic and diluted	$1.55	$—

Dividend per common share	$0.23	$0.22

Average number of common shares outstanding - basic and diluted	21,638,588	21,501,897
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended March 31,
($ in thousands)	2019	2018
Net income (loss)	$33,531	$(76)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income tax expense (benefit) of $5,468 and $(5,042)	20,568	(18,969)
Reclassification adjustment for net realized investment losses included in net income, net of income tax benefit of $57 and $51	215	193
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(84) and $(144):
Net actuarial loss	197	81
Prior service credit	(510)	(622)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(313)	(541)

Other comprehensive income (loss)	20,470	(19,317)

Total comprehensive income (loss)	$54,001	$(19,393)
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2018	$21,615	$128,451	$1,620	$414,096	$565,782
Issuance of common stock through stock plans	73	2,078			2,151
Repurchase of common stock	(20)	(623)			(643)
Increase resulting from stock-based compensation expense		22			22
Other comprehensive income (loss)			20,470		20,470
Net income (loss)				33,531	33,531
Dividends paid to public stockholders ($0.23 per share)				(2,271)	(2,271)
Dividends paid to affiliate ($0.23 per share)				(2,708)	(2,708)
Balance at March 31, 2019	$21,668	$129,928	$22,090	$442,648	$616,334

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2017	$21,455	$124,556	$83,384	$374,451	$603,846
Cumulative adjustment for adoption of financial instruments recognition and measurement changes			(66,234)	66,234	—
Issuance of common stock through stock plans	94	2,304			2,398
Repurchase of common stock	(30)	(772)			(802)
Increase resulting from stock-based compensation expense		18			18
Other comprehensive income (loss)			(19,317)		(19,317)
Net income (loss)				(76)	(76)
Dividends paid to public stockholders ($0.22 per share)				(2,128)	(2,128)
Dividends paid to affiliate ($0.22 per share)				(2,590)	(2,590)
Balance at March 31, 2018	$21,519	$126,106	$(2,167)	$435,891	$581,349
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,
($ in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$33,531	$(76)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $2,772 and $6,427)	3,203	4,443
Unearned premiums (affiliated $4,063 and $1,558)	2,616	1,274
Other policyholders' funds due to affiliate	(481)	(427)
Amounts due to/from affiliate to settle inter-company transaction balances	(6,751)	(153)
Net pension and postretirement benefits due from affiliate	(392)	(827)
Reinsurance receivables due from affiliate	1,594	374
Prepaid reinsurance premiums due from affiliate	1,259	1,188
Commissions payable (affiliated $(9,154) and $(7,893))	(9,153)	(7,817)
Deferred policy acquisition costs (affiliated $(2,982) and $(1,819))	(2,662)	(1,778)
Accrued investment income	(1,245)	(330)
Current income tax	4,232	1,207
Deferred income tax	4,495	(1,658)
Net realized investment gains/losses and change in unrealized gains on equity investments	(22,643)	5,393
Other, net (affiliated $(785) and $(727))	3,267	2,644
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	(22,661)	3,533
Net cash provided by operating activities	10,870	3,457
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(10,311)	(53,019)
Disposals of fixed maturity securities available-for-sale	25,955	51,447
Purchases of equity investments	(18,333)	(20,143)
Disposals of equity investments	15,169	19,168
Purchases of other long-term investments	—	(4,507)
Disposals of other long-term investments	77	2,305
Net (purchases) disposals of short-term investments	(20,061)	1,949
Net receipts under reverse repurchase agreements	—	2,500
Net cash used in investing activities	(7,504)	(300)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	2,151	2,398
Repurchase of common stock	(643)	(802)
Dividends paid to stockholders (affiliated $(2,708) and $(2,590))	(4,979)	(4,718)
Net cash used in financing activities	(3,471)	(3,122)
NET INCREASE (DECREASE) IN CASH	(105)	35
Cash at the beginning of the year	337	347
Cash at the end of the quarter	$232	$382
All affiliated balances presented above are the result of related party transactions with Employers Mutual.
See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
EMC Insurance Group Inc., a majority owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group inc. and its subsidiaries. The Company writes property and casualty insurance in both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts; however, on October 29, 2018, the Company, Employers Mutual and their subsidiary insurance companies (collectively the "EMC Insurance Companies") announced that they had made a strategic decision to exit personal lines business so that more time and resources can be dedicated to the commercial and reinsurance business. As a result, personal lines premiums written declined significantly during the first quarter of 2019. Personal lines premiums earned also declined, though the decline was much smaller since the premiums are earned over the policies' annual terms. The Company's reinsurance business is primarily written through a quota share reinsurance agreement with Employers Mutual. A small portion of the assumed reinsurance business was previously written on a direct basis, outside the quota share reinsurance agreement.
The accompanying unaudited consolidated financial statements have been prepared on the basis of U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  The Company has evaluated all subsequent events through the date the financial statements were issued.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the interim financial statements have been included.  The results of operations for the interim periods reported are not necessarily indicative of results to be expected for the year.  The consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all of the information and notes required by GAAP for complete financial statements.
In reading these financial statements, reference should be made to the Company’s 2018 Form 10-K and 10-K/A for more detailed footnote information.

Accounting Pronouncements Adopted
In March 2017, the Financial Accounting Standards Board (FASB) updated guidance related to Receivables-Nonrefundable Fees and Other Costs Subtopic 310-20 of the Accounting Standards CodificationTM (Codification or ASC). The objective of this update is to shorten the amortization period of premiums on certain callable fixed maturity securities to the earliest call date. The Company adopted this guidance on January 1, 2019, and it did not have a material impact on the consolidated financial statements.
In February 2016, the FASB issued updated guidance in Leases Topic 842 of the ASC, which supersedes the guidance in Leases Topic 840 of the ASC. The objective of this update is to increase transparency and comparability among organizations by requiring recognition of lease assets and lease liabilities on the balance sheet, and disclosure of key information about leasing arrangements. The Company adopted this guidance during the first quarter of 2019, though management concluded that lease costs allocated to the Company through the pooling and quota share agreements cannot be attributed to a specified asset, and therefore do not meet the definition of a leased asset contained in the guidance. As a result, adoption of this guidance had no impact on the consolidated financial statements.

2.	TRANSACTIONS WITH AFFILIATES
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective each year from January 1 through June 30, and has a retention of $22.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.0 million. The second treaty is effective each year from July 1 through December 31, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. The terms of these treaties were the same in 2018. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $527,000 for the three months ended March 31, 2019 compared to $467,000 for the same period in 2018. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.6 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.6 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The terms of the program were the same in 2018. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $1.7 million for the three months ended March 31, 2019, compared to $(753,000) for the three months ended March 31, 2018. For both periods, these amounts represent development on prior accident years' losses, net of any applicable outside reinsurance recoveries.
On November 20, 2018, the Company announced receipt of a non-binding indicative proposal dated November 15, 2018 from Employers Mutual to purchase all the outstanding common stock of the Company not already owned by Employers Mutual, and the formation of a special committee of the Company's board of directors to consider the proposal. The proposal, which is subject to certain conditions, provides that the shares will be purchased at a price of $30 per share in cash. The special committee, which consists of the Company's four independent directors, has retained its own independent financial and legal advisors to assist it in considering the proposal. Discussions between the special committee and Employers Mutual continued through the first quarter of 2019.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three months ended March 31, 2019 and 2018 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended March 31, 2019
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$105,233	$—	$105,233
Assumed from nonaffiliates	965	48,735	49,700
Assumed from affiliates	134,343	—	134,343
Ceded to nonaffiliates	(6,812)	(1,973)	(8,785)
Ceded to affiliates	(108,213)	(1,313)	(109,526)
Net premiums written	$125,516	$45,449	$170,965

Premiums earned
Direct	$101,267	$—	$101,267
Assumed from nonaffiliates	1,038	46,248	47,286
Assumed from affiliates	134,354	—	134,354
Ceded to nonaffiliates	(7,640)	(2,405)	(10,045)
Ceded to affiliates	(104,247)	(1,313)	(105,560)
Net premiums earned	$124,772	$42,530	$167,302

Losses and settlement expenses incurred
Direct	$60,935	$—	$60,935
Assumed from nonaffiliates	987	31,049	32,036
Assumed from affiliates	77,778	255	78,033
Ceded to nonaffiliates	(1,258)	(1,582)	(2,840)
Ceded to affiliates	(61,462)	(1,733)	(63,195)
Net losses and settlement expenses incurred	$76,980	$27,989	$104,969

	Three months ended March 31, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$100,044	$—	$100,044
Assumed from nonaffiliates	1,018	41,121	42,139
Assumed from affiliates	130,201	—	130,201
Ceded to nonaffiliates	(7,970)	(2,005)	(9,975)
Ceded to affiliates	(103,024)	(1,313)	(104,337)
Net premiums written	$120,269	$37,803	$158,072

Premiums earned
Direct	$95,745	$—	$95,745
Assumed from nonaffiliates	1,002	41,092	42,094
Assumed from affiliates	129,148	—	129,148
Ceded to nonaffiliates	(8,538)	(2,625)	(11,163)
Ceded to affiliates	(98,725)	(1,313)	(100,038)
Net premiums earned	$118,632	$37,154	$155,786

Losses and settlement expenses incurred
Direct	$52,287	$—	$52,287
Assumed from nonaffiliates	992	26,415	27,407
Assumed from affiliates	85,967	358	86,325
Ceded to nonaffiliates	(2,991)	(399)	(3,390)
Ceded to affiliates	(52,754)	753	(52,001)
Net losses and settlement expenses incurred	$83,501	$27,127	$110,628

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

	Three months ended March 31,
($ in thousands)	2019	2018
Gross reserves at beginning of year	$777,190	$732,612
Re-valuation due to foreign currency exchange rates	(593)	525
Less ceded reserves at beginning of year	36,595	30,923
Net reserves at beginning of year	741,188	701,164

Incurred losses and settlement expenses related to:
Current year	118,259	116,204
Prior years	(13,290)	(5,576)
Total incurred losses and settlement expenses	104,969	110,628

Paid losses and settlement expenses related to:
Current year	23,608	24,262
Prior years	76,412	81,877
Total paid losses and settlement expenses	100,020	106,139

Net reserves at end of period	746,137	705,653
Plus ceded reserves at end of period	34,927	30,549
Re-valuation due to foreign currency exchange rates	(671)	853
Gross reserves at end of period	$780,393	$737,055

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
Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the three months ended March 31, 2019 and 2018.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2019 Development
For the property and casualty insurance segment, the March 31, 2019 estimate of loss and settlement expense reserves for accident years 2018 and prior decreased $9.6 million from the estimate at December 31, 2018.  This decrease represents 1.8 percent of the December 31, 2018 gross carried reserves and is primarily attributed to reductions in prior year ultimate loss ratios for most lines of business except personal auto liability and homeowners. The commercial auto liability and workers' compensation lines of business were the largest contributors to favorable development. Favorable development in the commercial auto liability line of business was a result of decreases in ultimate severity estimates for accident years 2014, 2016, 2017 and 2018. Favorable development in the workers compensation line of business is the result of a decrease in estimated ultimate frequency and severity for accident year 2018, and decreases in estimated ultimate severity for several prior accident years except 2015 and 2016, which experienced adverse development. Personal auto liability and homeowners experienced adverse development as estimated ultimate severity increased for accident year 2018.
For the reinsurance segment, the March 31, 2019 estimate of loss and settlement expense reserves for accident years 2018 and prior decreased $3.6 million from the estimate at December 31, 2018.  This decrease represents 1.5 percent of the December 31, 2018 gross carried reserves and is primarily attributed to lower ultimate losses impacting accident years 2003-2015 and 2018 for casualty excess contracts and accident years 2016-2018 for property-casualty global excess contracts.

2018 Development
For the property and casualty insurance segment, the March 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $2.1 million from the estimate at December 31, 2017.  This decrease represented 0.4 percent of the December 31, 2017 gross carried reserves and was primarily attributed to decreases in the ultimate loss ratios for several accident years, including 2017, due to reductions in expected ultimate frequency and/or severity in the workers' compensation line of business. The commercial auto liability line of business experienced adverse development due to higher than expected severity in the 2017 accident year.
For the reinsurance segment, the March 31, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior increased $3.4 million from the estimate at December 31, 2017.  This increase represented 1.5 percent of the December 31, 2017 gross carried reserves and was primarily attributed to lower ultimate loss estimates impacting accident years 2014-2017 for the property pro rata, catastrophe and per risk excess, and property-casualty global excess lines of business. The favorable development was partially offset by adverse development on casualty excess contracts for years 2007, 2012, 2014, and 2017, whose ultimates were increased in response to higher than expected reported losses.

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

Summarized financial information for the Company’s segments is as follows:

Three months ended March 31, 2019	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$124,772	$42,530	$—	$167,302

Underwriting profit (loss):
SAP underwriting profit (loss)	1,407	3,563	—	4,970
GAAP adjustments	1,210	820	—	2,030
GAAP underwriting profit (loss)	2,617	4,383	—	7,000

Net investment income	9,138	3,608	17	12,763
Net realized investment gains/losses and change in unrealized gains on equity investments	14,168	8,542	(67)	22,643
Other income (loss)	1,533	2	—	1,535
Interest expense	171	—	—	171
Other expenses	311	—	1,174	1,485
Income (loss) before income tax expense (benefit)	$26,974	$16,535	$(1,224)	$42,285

Assets	$1,220,775	$512,430	$617,254	$2,350,459
Eliminations	—	—	(606,809)	(606,809)
Reclassifications	(934)	—	(489)	(1,423)
Total assets	$1,219,841	$512,430	$9,956	$1,742,227

Three months ended March 31, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$118,632	$37,154	$—	$155,786

Underwriting profit (loss):
SAP underwriting profit (loss)	(9,036)	1,563	—	(7,473)
GAAP adjustments	262	102	—	364
GAAP underwriting profit (loss)	(8,774)	1,665	—	(7,109)

Net investment income	8,148	3,218	5	11,371
Net realized investment gains/losses and change in unrealized gains on equity investments	(3,293)	(2,100)	—	(5,393)
Other income (loss)	2,051	(436)	—	1,615
Interest expense	142	—	—	142
Other expenses	233	—	637	870
Income (loss) before income tax expense (benefit)	$(2,243)	$2,347	$(632)	$(528)

Year ended December 31, 2018
Assets	$1,191,286	$485,270	$565,905	$2,242,461
Eliminations	—	—	(556,977)	(556,977)
Reclassifications	—	—	(6)	(6)
Total assets	$1,191,286	$485,270	$8,922	$1,685,478

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three months ended March 31, 2019 and 2018, by line of insurance.

	Three months ended March 31,
($ in thousands)	2019	2018
Property and casualty insurance
Commercial lines:
Automobile	$32,907	$30,644
Property	27,671	26,429
Workers' compensation	23,543	24,902
Other liability	28,905	24,962
Other	2,506	2,186
Total commercial lines	115,532	109,123

Personal lines	9,240	9,509
Total property and casualty insurance	$124,772	$118,632

Reinsurance
Pro rata reinsurance	$13,006	$13,073
Excess of loss reinsurance	29,524	24,081
Total reinsurance	$42,530	$37,154

Consolidated	$167,302	$155,786

6.	INCOME TAXES
The actual income tax expense (benefit) for the three months ended March 31, 2019 and 2018 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 21 percent to income (loss) before income tax) as follows:

	Three months ended March 31,
($ in thousands)	2019	2018
Computed "expected" income tax expense (benefit)	$8,880	$(111)
Increases (decreases) in tax resulting from:
Tax-exempt interest income	(283)	(310)
Dividends received deduction	(132)	(123)
Proration of tax-exempt interest and dividends received deduction	104	108
Internal Revenue Code 50(d)(5) income from investment tax credits	221	36
Other, net	(36)	(52)
Total income tax expense (benefit)	$8,754	$(452)

Pursuant to Staff Accounting Bulletin No. 118 issued by the Securities and Exchange Commission, the Company made reasonable estimates of the effects the Tax Cuts and Jobs Act (TCJA) had on deferred income tax assets and liabilities at December 31, 2017 and the interim periods in 2018. For items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company used existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. Subsequently, the Company made its final determination of the effects of the TCJA when the Internal Revenue Service (IRS) issued Revenue Procedure 2019-06, which provided applicable discount factors for both the transition obligation (reserves at January 1, 2018), and reserves at December 31, 2018.

The Company had no provision for uncertain income tax positions at March 31, 2019 or December 31, 2018.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the three months ended March 31, 2019 or 2018.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended March 31,
($ in thousands)	2019	2018
Pension plans:
Service cost	$4,071	$4,126
Interest cost	2,949	2,665
Expected return on plan assets	(5,440)	(5,978)
Amortization of net actuarial loss	598	125
Net periodic pension benefit cost	$2,178	$938

Postretirement benefit plans:
Service cost	$353	$368
Interest cost	546	521
Expected return on plan assets	(1,095)	(1,204)
Amortization of net actuarial loss	245	234
Amortization of prior service credit	(2,285)	(2,782)
Net periodic postretirement benefit income	$(2,236)	$(2,863)

Net periodic pension benefit cost allocated to the Company amounted to $653,000 and $282,000 for the three months ended March 31, 2019 and 2018, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $636,000 and $806,000 for the three months ended March 31, 2019 and 2018, respectively. The service cost component of net periodic pension and postretirement benefit cost/(income) allocated to the Company is included in the income statement line titled "other underwriting expenses". The other components of net periodic pension and postretirement benefit cost/(income) are included in the income statement line titled "other income".
Employers Mutual plans to contribute approximately $7.0 million to the pension plan in 2019. No contributions are expected to be made to the Voluntary Employee Beneficiary Association (VEBA) trust in 2019.

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

An account Employers Mutual established to hold previously granted restricted stock awards until they vest will periodically contain excess shares of the Company's stock stemming from forfeitures and surrenders. During the first three months of 2019, the Company repurchased 20,221 shares of stock from this unvested restricted stock account at an average cost of $31.83. These repurchased shares are not deemed to be shares repurchased under the Company's stock repurchase program.
During the first three months of 2019, 122,073 restricted stock units were granted to eligible employees of Employers Mutual. Under the stock plans, 96,374 shares of restricted stock vested, and 32,262 options were exercised at a weighted average exercise price of $12.58. The Company recognized compensation expense from these plans of $283,000 ($223,000 net of tax) and $413,000 ($326,000 net of tax) for the three months ended March 31, 2019 and 2018, respectively.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018 are summarized in the tables below.

March 31, 2019	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,113	$8,113
U.S. government-sponsored agencies	309,120	309,120
Obligations of states and political subdivisions	276,857	276,857
Commercial mortgage-backed	86,664	86,664
Residential mortgage-backed	168,765	168,765
Other asset-backed	17,719	17,719
Corporate	424,622	424,622
Total fixed maturity securities available-for-sale	1,291,860	1,291,860

Equity investments, at fair value
Common stocks:
Financial services	47,345	47,345
Information technology	39,346	39,346
Healthcare	34,006	34,006
Consumer staples	14,694	14,694
Consumer discretionary	28,764	28,764
Energy	15,853	15,853
Industrials	19,435	19,435
Other	15,471	15,471
Non-redeemable preferred stocks	18,180	18,180
Investment funds	9,489	9,489
Total equity investments	242,583	242,583

Short-term investments	48,265	48,265

Liabilities:
Surplus notes	25,000	16,056

December 31, 2018	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,021	$8,021
U.S. government-sponsored agencies	304,479	304,479
Obligations of states and political subdivisions	283,651	283,651
Commercial mortgage-backed	84,379	84,379
Residential mortgage-backed	162,137	162,137
Other asset-backed	20,834	20,834
Corporate	419,408	419,408
Total fixed maturity securities available-for-sale	1,282,909	1,282,909

Equity investments, at fair value
Common stocks:
Financial services	41,839	41,839
Information technology	31,581	31,581
Healthcare	34,571	34,571
Consumer staples	13,180	13,180
Consumer discretionary	22,765	22,765
Energy	13,372	13,372
Industrials	19,389	19,389
Other	14,371	14,371
Non-redeemable preferred stocks	16,654	16,654
Investment funds	7,641	7,641
Total equity investments	215,363	215,363

Short-term investments	28,204	28,204

Liabilities:
Surplus notes	25,000	15,259

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At March 31, 2019 and December 31, 2018, the Company had no securities priced solely from broker quotes.

A small number of the Company’s securities are not priced by the independent pricing service.  One of these was an equity security that was reported as a Level 3 fair value measurement since no observable inputs were used in its valuation. This security was sold in the fourth quarter of 2018 and in prior periods was reported at the fair value obtained from the Securities Valuation Office (SVO) of the National Association of Insurance Commissioners (NAIC).  The SVO established a per share price for this security based on an annual review of that company’s financial statements, typically performed during second quarter.  The other securities not priced by the Company’s independent pricing service consist of six fixed maturity securities. One of these fixed maturity securities (two at December 31, 2018), classified as Level 3 fair value measurements, are corporate securities that convey premium tax benefits and are not publicly traded. The fair values for these securities are based on discounted cash flow analyses. The other fixed maturity securities are classified as Level 2 fair value measurements.  The fair values for these fixed maturity securities were obtained from either the SVO, the Company's investment custodian, or the Company's investment department using similar pricing techniques as the Company’s independent pricing service.

Presented in the tables below are the estimated fair values of the Company’s financial instruments as of March 31, 2019 and December 31, 2018.

March 31, 2019			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,113	$—	$—	$8,113	$—
U.S. government-sponsored agencies	309,120	—	—	309,120	—
Obligations of states and political subdivisions	276,857	—	—	276,857	—
Commercial mortgage-backed	86,664	—	—	86,664	—
Residential mortgage-backed	168,765	—	—	168,765	—
Other asset-backed	17,719	—	—	17,719	—
Corporate	424,622	—	—	424,421	201
Total fixed maturity securities available-for-sale	1,291,860	—	—	1,291,659	201

Equity investments, at fair value:
Common stocks:
Financial services	47,345	—	47,345	—	—
Information technology	39,346	—	39,346	—	—
Healthcare	34,006	—	34,006	—	—
Consumer staples	14,694	—	14,694	—	—
Consumer discretionary	28,764	—	28,764	—	—
Energy	15,853	—	15,853	—	—
Industrials	19,435	—	19,435	—	—
Other	15,471	—	15,471	—	—
Non-redeemable preferred stocks	18,180	—	8,578	9,602	—
Investment funds	9,489	9,489	—	—	—
Total equity investments	242,583	9,489	223,492	9,602	—

Short-term investments	48,265	—	48,265	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	16,056	—	—	—	16,056

December 31, 2018			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,021	$—	$—	$8,021	$—
U.S. government-sponsored agencies	304,479	—	—	304,479	—
Obligations of states and political subdivisions	283,651	—	—	283,651	—
Commercial mortgage-backed	84,379	—	—	84,379	—
Residential mortgage-backed	162,137	—	—	162,137	—
Other asset-backed	20,834	—	—	20,834	—
Corporate	419,408	—	—	419,149	259
Total fixed maturity securities available-for-sale	1,282,909	—	—	1,282,650	259

Equity investments, at fair value:
Common stocks:
Financial services	41,839	—	41,839	—	—
Information technology	31,581	—	31,581	—	—
Healthcare	34,571	—	34,571	—	—
Consumer staples	13,180	—	13,180	—	—
Consumer discretionary	22,765	—	22,765	—	—
Energy	13,372	—	13,372	—	—
Industrials	19,389	—	19,389	—	—
Other	14,371	—	14,371	—	—
Non-redeemable preferred stocks	16,654	—	10,325	6,329	—
Investment funds	7,641	7,641	—	—	—
Total equity investments	215,363	7,641	201,393	6,329	—

Short-term investments	28,204	—	28,204	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	15,259	—	—	—	15,259

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018.  Any unrealized gains or losses on fixed maturity securities are recognized in other comprehensive income (loss).  Any gains or losses from settlements, disposals, impairments and unrealized gains or losses on equity securities are reported as realized investment gains or losses in net income.

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
	Fixed maturity securities available-for-sale, corporate	Total
Three months ended March 31, 2019
Beginning balance	$259	$259
Settlements	(57)	(57)
Unrealized losses included in other comprehensive income (loss) on securities still held at reporting date	(1)	(1)
Balance at March 31, 2019	$201	$201

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
	Fixed maturity securities available-for-sale, corporate	Equity securities, financial services	Total
Three months ended March 31, 2018
Beginning balance	$620	$3	$623
Settlements	(56)	—	(56)
Unrealized losses included in other comprehensive income (loss) on securities still held at reporting date	(2)	—	(2)
Balance at March 31, 2018	$562	$3	$565

10.	INVESTMENTS
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

The amortized cost and estimated fair value of securities available-for-sale as of March 31, 2019 and December 31, 2018 are as follows.  All fixed maturity securities are classified as available-for-sale and are carried at fair value.

March 31, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,146	$—	$33	$8,113
U.S. government-sponsored agencies	302,811	6,489	180	309,120
Obligations of states and political subdivisions	263,064	13,852	59	276,857
Commercial mortgage-backed	83,882	2,869	87	86,664
Residential mortgage-backed	163,955	6,233	1,423	168,765
Other asset-backed	17,892	301	474	17,719
Corporate	416,025	9,342	745	424,622
Total fixed maturity securities	$1,255,775	$39,086	$3,001	$1,291,860

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,139	$—	$118	$8,021
U.S. government-sponsored agencies	303,198	2,799	1,518	304,479
Obligations of states and political subdivisions	273,727	10,375	451	283,651
Commercial mortgage-backed	83,854	1,287	762	84,379
Residential mortgage-backed	161,055	3,374	2,292	162,137
Other asset-backed	21,596	273	1,035	20,834
Corporate	421,563	2,605	4,760	419,408
Total fixed maturity securities	$1,273,132	$20,713	$10,936	$1,282,909

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position recognized in accumulated other comprehensive income as of March 31, 2019 and December 31, 2018, listed by length of time the securities were consistently in an unrealized loss position.

March 31, 2019	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$—	$—	$8,113	$33	$8,113	$33
U.S. government-sponsored agencies	—	—	47,961	180	47,961	180
Obligations of states and political subdivisions	—	—	12,372	59	12,372	59
Commercial mortgage-backed	—	—	11,140	87	11,140	87
Residential mortgage-backed	4,466	94	40,869	1,329	45,335	1,423
Other asset-backed	—	—	11,167	474	11,167	474
Corporate	7,901	349	36,514	396	44,415	745
Total fixed maturity securities	$12,367	$443	$168,136	$2,558	$180,503	$3,001

December 31, 2018	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$—	$—	$8,021	$118	$8,021	$118
U.S. government-sponsored agencies	14,620	20	92,603	1,498	107,223	1,518
Obligations of states and political subdivisions	—	—	14,498	451	14,498	451
Commercial mortgage-backed	2,021	21	24,222	741	26,243	762
Residential mortgage-backed	16,852	145	45,597	2,147	62,449	2,292
Other asset-backed	4,810	147	11,691	888	16,501	1,035
Corporate	198,030	2,996	45,734	1,764	243,764	4,760
Total fixed maturity securities	$236,333	$3,329	$242,366	$7,607	$478,699	$10,936

Nearly all of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at March 31, 2019.

The amortized cost and estimated fair values of fixed maturity securities at March 31, 2019, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Securities available-for-sale:
Due in one year or less	$23,719	$23,824
Due after one year through five years	265,818	270,454
Due after five years through ten years	314,904	325,430
Due after ten years	402,224	415,475
Securities not due at a single maturity date	249,110	256,677
Totals	$1,255,775	$1,291,860

A summary of realized investment gains and (losses) and the change in unrealized gains on equity investments is as follows:

	Three months ended March 31,
($ in thousands)	2019	2018
Fixed maturity securities available-for-sale:
Gross realized investment gains	$—	$234
Gross realized investment losses	(272)	(478)

Equity securities:
Net realized investment gains	4,097	2,716
Change in unrealized investment gains	19,829	(9,854)

Other long-term investments, net	(1,011)	1,989
Totals	$22,643	$(5,393)

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
On March 22, 2019, a lawsuit was filed in state court in Iowa relating to the November 15, 2018 proposal by Employers Mutual to acquire all outstanding shares of stock in the Company not already owned by Employers Mutual.  The lawsuit was filed as a purported class action, and names as defendants Employers Mutual and the five individual directors of the Company.  The lawsuit alleges that the proposal is unfair to the Company’s minority shareholders, and seeks an unspecified amount of damages.  Employers Mutual and the Company and its directors deny all allegations of wrongdoing set forth in the lawsuit. The Company believes that Directors, Officers and Organization Liability Coverage is in place that should be sufficient to cover any finding of liability.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2018.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2018 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2019.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company did not repurchase any shares during the first three months of either 2019 or 2018.

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

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2018	$7,724	$(17,626)	$11,522	$(6,104)	$1,620
Other comprehensive income (loss) before reclassifications	20,568	—	—	—	20,568
Amounts reclassified from accumulated other comprehensive income (loss)	215	197	(510)	(313)	(98)
Other comprehensive income (loss)	20,783	197	(510)	(313)	20,470
Balance at March 31, 2019	$28,507	$(17,429)	$11,012	$(6,417)	$22,090

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2017	$83,497	$(13,074)	$12,961	$(113)	$83,384
Cumulative adjustment for adoption of financial instruments recognition and measurement changes	(66,234)	—	—	—	(66,234)
Other comprehensive income (loss) before reclassifications	(18,969)	—	—	—	(18,969)
Amounts reclassified from accumulated other comprehensive income (loss)	193	81	(622)	(541)	(348)
Other comprehensive income (loss)	(18,776)	81	(622)	(541)	(19,317)
Balance at March 31, 2018	$(1,513)	$(12,993)	$12,339	$(654)	$(2,167)

The following tables display amounts reclassified out of accumulated other comprehensive income (loss) and into net income (loss) during the three months ended March 31, 2019 and 2018, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended March 31, 2019	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment losses included in net income	$(272)	Net realized investment gains/losses and change in unrealized gains on equity investments
Deferred income tax (expense) benefit	57	Total income tax expense (benefit)
Net reclassification adjustment	(215)	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(249)	(1)
Prior service credit	646	(1)
Total before tax	397
Deferred income tax (expense) benefit	(84)
Net reclassification adjustment	313

Total reclassification adjustment	$98

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit cost (income) (see note 7, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended March 31, 2018	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment losses included in net income	$(244)	Net realized investment gains/losses and change in unrealized gains on equity investments
Deferred income tax (expense) benefit	51	Total income tax expense (benefit)
Net reclassification adjustment	(193)	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(103)	(1)
Prior service credit	788	(1)
Total before tax	685
Deferred income tax (expense) benefit	(144)
Net reclassification adjustment	541

Total reclassification adjustment	$348

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit cost (income) (see note 7, Employee Retirement Plans, for additional details).

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

15.	SUBSEQUENT EVENTS
On May 9, 2019, it was announced that the Company and Employers Mutual had entered into a definitive merger agreement pursuant to which Employers Mutual will acquire all of the remaining shares of the Company for $36 per share in cash. The transaction is expected to close in the second half of 2019.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited)

The term “Company” is used below interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the Consolidated Financial Statements and Notes to Consolidated Financial Statements included under Item 1 of this Form 10-Q, and the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2018 Form 10-K.

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

UPDATE ON 2018 CORPORATE EVENTS
Proposal to purchase all of the Company's outstanding common stock
On November 20, 2018, the Company announced receipt of a non-binding indicative proposal dated November 15, 2018 from Employers Mutual Casualty Company (Employers Mutual) to purchase all the outstanding common stock of the Company not already owned by Employers Mutual, and the formation of a special committee of the Company's board of directors to consider the proposal. The proposal, which is subject to certain conditions, provides that the shares will be purchased at a price of $30 per share in cash. The special committee, which consists of the Company's four independent directors, has retained its own independent financial and legal advisors to assist it in considering the proposal. Discussions between the special committee and Employers Mutual continued through the first quarter of 2019.

Exit from personal lines of business
As announced on October 29, 2018, the Company and Employers Mutual made a strategic decision to exit personal lines business so that more time and resources could be dedicated to the commercial and reinsurance business. The companies stopped writing personal lines policies in most states (regulatory restrictions apply in some states) during the first quarter of 2019 and non-renewal notices are being sent to policyholders in accordance with state regulations as existing policies expire. Personal lines premiums earned declined less than three percent in the first quarter, but personal lines premiums written declined 36.2 percent. During the remainder of 2019, the loss and settlement expense ratio for personal lines business will deteriorate as the companies will continue to process claims and incur expenses to support this business, while premiums earned will decline significantly. All personal lines business is expected to roll off the companies' books by the end of the first quarter of 2020.

Digital transformation project
During 2018, management began a digital transformation project that will guide the design, build and deployment of a new "EMC Digital Business Platform". This digital platform will consist of new core insurance systems, such as policy, rating, billing, claims, agent portal, customer portal, and an enterprise data warehouse. These new systems, together with some enhanced systems, will replace the majority of Employers Mutual's current legacy systems. Employers Mutual will also adopt cloud technology, and integrate and configure vendor purchased systems. Management, with the assistance of outside consultants, has selected a vendor product and established a five-year project time line. While the total cost of the project has not yet been finalized, management currently estimates that the Company's portion of the pre-tax expense will approximate $28.0 million over the next five years.

COMPANY OVERVIEW
The Company, a majority owned subsidiary of Employers Mutual, is an insurance holding company with operations that consist of a property and casualty insurance segment and a reinsurance segment. Management evaluates the performance of its insurance segments based upon statutory underwriting profit (loss), which is calculated as premiums earned, less loss and settlement expenses and acquisition and other expenses. Additional information is presented in note 5, "Segment Information", of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 75 percent of consolidated premiums earned during the first three months of 2019.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 25 percent of consolidated premiums earned during the first three months of 2019.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.
An inter-company reinsurance program, consisting of two semi-annual aggregate catastrophe excess of loss treaties, is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. The program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. This program also consists of two treaties, one being a per occurrence catastrophe excess of loss treaty and the other an annual aggregate catastrophe excess of loss treaty. The terms of all of these treaties did not change from 2018. For detailed information regarding the inter-company reinsurance programs, see note 2, "Transactions with Affiliates", of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The accounting policies and estimates considered by management to be critically important in the preparation and understanding of the Company’s financial statements and related disclosures are presented in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s 2018 Form 10-K.

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three months ended March 31, 2019 and 2018 are as follows:

	Three months ended March 31,
($ in thousands)	2019	2018
Property and casualty insurance
Premiums earned	$124,772	$118,632
Losses and settlement expenses	76,980	83,501
Acquisition and other expenses	45,175	43,905
Underwriting profit (loss)	$2,617	$(8,774)

GAAP ratios:
Loss and settlement expense ratio	61.7%	70.4%
Acquisition expense ratio	36.2%	37.0%
Combined ratio	97.9%	107.4%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	61.7%	70.4%
Catastrophe and storm losses	(4.7)%	(3.6)%
Favorable development on prior years' reserves	7.7%	1.8%
Underlying loss and settlement expense ratio	64.7%	68.6%

Favorable development on prior years' reserves	$(9,643)	$(2,135)

Catastrophe and storm losses	$5,888	$4,260
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

	Three months ended March 31,
	2019			2018
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$32,907	$21,415	65.1%	$30,644	$26,456	86.3%
Property	27,671	17,428	63.0%	26,429	18,723	70.8%
Workers' compensation	23,543	13,735	58.3%	24,902	12,531	50.3%
Other liability	28,905	17,341	60.0%	24,962	17,701	70.9%
Other	2,506	(384)	(15.3)%	2,186	494	22.6%
Total commercial lines	115,532	69,535	60.2%	109,123	75,905	69.6%
Personal lines	9,240	7,445	80.6%	9,509	7,596	79.9%
Total property and casualty insurance	$124,772	$76,980	61.7%	$118,632	$83,501	70.4%

	Three months ended March 31,
($ in thousands)	2019	2018
Reinsurance
Premiums earned	$42,530	$37,154
Losses and settlement expenses	27,989	27,127
Acquisition and other expenses	10,158	8,362
Underwriting profit	$4,383	$1,665

GAAP ratios:
Loss and settlement expense ratio	65.8%	73.0%
Acquisition expense ratio	23.9%	22.5%
Combined ratio	89.7%	95.5%

Favorable development on prior years' reserves	$(3,648)	$(3,441)

Catastrophe and storm losses	$19	$396

	Three months ended March 31,
	2019			2018
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$13,006	$5,914	45.5%	$13,073	$4,665	35.7%
Excess of loss reinsurance	29,524	22,075	74.8%	24,081	22,462	93.3%
Total reinsurance	$42,530	$27,989	65.8%	$37,154	$27,127	73.0%

	Three months ended March 31,
($ in thousands, except per share amounts)	2019	2018
Consolidated
REVENUES
Premiums earned	$167,302	$155,786
Net investment income	12,763	11,371
Net realized investment gains (losses) and change in unrealized gains on equity investments	22,643	(5,393)
Other income	1,535	1,615
	204,243	163,379
LOSSES AND EXPENSES
Losses and settlement expenses	104,969	110,628
Acquisition and other expenses	55,333	52,267
Interest expense	171	142
Other expense	1,485	870
	161,958	163,907

Income (loss) before income tax expense (benefit)	42,285	(528)
Income tax expense (benefit)	8,754	(452)
Net income (loss)	$33,531	$(76)

Net income (loss) per share	$1.55	$—

GAAP ratios:
Loss and settlement expense ratio	62.7%	71.0%
Acquisition expense ratio	33.1%	33.6%
Combined ratio	95.8%	104.6%

Favorable development on prior years' reserves	$(13,291)	$(5,576)

Catastrophe and storm losses	$5,907	$4,656

The Company reported net income of $33.5 million ($1.55 per share) for the three months ended March 31, 2019, compared to a net loss of $76,000 ($0.00 per share) during the same period in 2018.  Included in the net income amount reported in 2019 is a $19.8 million pre-tax increase in unrealized gains on the Company's equity investments, and $2.8 million of pre-tax realized investment gains. Included in the net loss reported in 2018 is a $9.9 million pre-tax decline in unrealized gains on the Company's equity investments, which was partially offset by $4.5 million of pre-tax realized investment gains. Both segments reported improved underwriting results in the first quarter of 2019. The property casualty insurance segment benefited from an increase in favorable development on prior years' reserves and improvement in the underlying loss and settlement expense ratio (which excludes the impact of catastrophe and storm losses and development on prior years' reserves) from the disappointing results reported in the first quarter of 2018, which was impacted by a high level of non-catastrophe losses. The improvement in the reinsurance segment is primarily attributed to an increase in premiums earned.

Premium income
Premiums earned increased 7.4 percent to $167.3 million for the three months ended March 31, 2019 from $155.8 million for the same period in 2018.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, the moderate rate level improvements that began last year have continued through the first quarter. Average rate level increases were slightly positive in the property and casualty insurance segment, with variances by line of business. Commercial auto continues to receive larger (mid-to-upper single digit) rate increases, while rates for the workers' compensation line of business continue to decline due to mandatory rate decreases. During the January 1, 2019 renewal season, the reinsurance industry placed greater emphasis on wildfire exposures following a second consecutive year of significant losses from this peril. As a result, programs with wildfire losses received the largest rate level increases during the January 1, 2019 reinsurance renewal season, while other programs generally renewed flat or slightly down.
Premiums earned in the property and casualty insurance segment increased 5.2 percent to $124.8 million for the three months ended March 31, 2019 from $118.6 million for the same period in 2018.  The majority of this increase is attributed to small rate level increases on renewal business and an increase in retained policies in the commercial lines of business. Personal lines premiums earned declined less than three percent during the first quarter as new business was not accepted due to management's decision in late 2018 to exit this line of business; however, this decline will increase significantly during the remainder of 2019 as existing policies are not renewed upon expiration. Commercial lines new business premium (representing 15 percent of the pool participants’ direct premiums written) was approximately 6 percent higher in the three months ended March 31, 2019 than the same period in 2018. Management continues to seek growth in most territories for its commercial lines of business, particularly outside of the core Midwest market, which will help diversify the pool participants' book of business geographically while staying consistent with the industry and the commercial lines mix of business. Renewal business premium increased approximately 4 percent during the first three months of 2019. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business, the overall rate change on renewal business was approximately 2.1 percent. Rate levels are expected to be mixed during the remainder of 2019, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected to slow or stop in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to increase slightly. The commercial lines policy retention rate remained strong during the first three months of 2019 at 86 percent, which approximates that reported at the end of 2018.
Premiums earned in the reinsurance segment increased 14.5 percent to $42.5 million for the three months ended March 31, 2019 from $37.2 million for the same period in 2018. This increase is attributed to increases in participation and higher estimated premiums achieved on existing multi-line contracts, and new business written in the property and liability excess lines, including from Mutual Re. Underwriting capacity tightened somewhat during the January 1, 2019 renewal season. As a result, reinsurance rate levels were mixed, with increases implemented on programs that sustained losses from wildfires and other catastrophic events, while rate levels remained stable on programs not affected by 2017 and 2018 catastrophic events.

Losses and settlement expenses
Losses and settlement expenses decreased 5.1 percent to $105.0 million for the three months ended March 31, 2019 from $110.6 million for the same period in 2018.  The loss and settlement expense ratio decreased to 62.7 percent for the three months ended March 31, 2019 from 71.0 percent for the same period in 2018. This decrease is primarily attributed to the property and casualty insurance segment and reflects a significant increase in the amount of favorable development experienced on prior years' reserves and improvement in the underlying loss and settlement expense ratio. The reinsurance segment also reported a decrease in its loss and settlement expense ratio, which is primarily attributed to an increase in premiums earned and improved loss experience. The actuarial analysis of the Company’s carried reserves at March 31, 2019 indicates that they are in the upper third of the range of reasonable reserves.

The loss and settlement expense ratio for the property and casualty insurance segment decreased to 61.7 percent for the three months ended March 31, 2019 from 70.4 percent for the same period in 2018. The underlying loss and settlement expense ratio, which excludes the impact of catastrophe and storm losses and development on prior years' reserves, decreased to 64.7 percent in the first quarter of 2019 from 68.6 percent for the same period in 2018. All commercial lines of business experienced declines in their respective underlying loss and settlement expense ratios, except for workers' compensation, where mandatory rate decreases are having a negative impact. These decreases stem from declines in both loss frequency and, with the exception of the commercial auto liability line of business, loss severity. A significant increase in favorable development on prior years' reserves across all commercial lines of business also contributed to the decrease in the loss and settlement expense ratio. See note 4, "Liability for Losses and Settlement Expenses", of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves. Catastrophe and storm losses totaled $5.9 million in the first quarter of 2019 compared to $4.3 million for the same period in 2018, and accounted for 4.7 percentage points of the loss and settlement expense ratio in the first quarter of 2019 compared to 3.6 percentage points for the same period in 2018.
The loss and settlement expense ratio for the reinsurance segment decreased to 65.8 percent for the three months ended March 31, 2019 from 73.0 percent for the same period in 2018. This decrease is primarily attributed to the increase in premiums earned and improved loss experience. Catastrophe and storm losses declined to $19,000 in the first quarter of 2019 compared to $396,000 for the same period in 2018, and accounted for 0.0 percentage points of the loss and settlement expense ratio for the first quarter of 2019, compared to 1.1 percentage points during the same period in 2018. The reinsurance subsidiary reported favorable development on prior years' reserves totaling $3.6 million in the first quarter of 2019, compared to $3.4 million in the first quarter of 2018. See note 4, "Liability for Losses and Settlement Expenses", of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves.

Acquisition and other expenses
Acquisition and other expenses increased 5.9 percent to $55.3 million for the three months ended March 31, 2019 from $52.3 million for the same period in 2018.  The acquisition expense ratio decreased to 33.1 percent for the three months ended March 31, 2019 from 33.6 percent for the same period in 2018. This decrease is attributed to the property and casualty insurance segment.
The acquisition expense ratio for the property and casualty insurance segment decreased to 36.2 percent for the three months ended March 31, 2019 from 37.0 percent for the same period in 2018. This decrease primarily reflects a decline in salary expense, partially offset by an increase in commission expense.
The acquisition expense ratio for the reinsurance segment increased to 23.9 percent for the three months ended March 31, 2019 from 22.5 percent for the same period in 2018. This increase primarily reflects an increase in contingent commission expense.

Investment results
Net investment income increased 12.2 percent to $12.8 million for the three months ended March 31, 2019 from $11.4 million for the same period in 2018. This increase is primarily the result of actions taken during 2018 to sell fixed maturity securities with lower book yields and reinvest the proceeds in fixed maturity securities with similar characteristics but higher yields. This allowed the Company to increase the portfolio's book yield without altering quality or duration, while also taking advantage of a 14 percent tax differential that could be achieved by carrying the losses from the sales back to a previous tax year subject to the prior 35 percent federal corporate tax rate. Growth in the fixed maturity portfolio also contributed to the increase in net investment income, but to a lesser extent. The pre-tax yield on the fixed maturity portfolio increased to 3.63 percent at March 31, 2019 from 3.45 percent at March 31, 2018, but declined slightly from 3.68 percent at December 31, 2018.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, declined to 4.4 at March 31, 2019 from 4.9 at December 31, 2018.
Net realized investment gains/losses and the change in unrealized gains on equity investments increased to a gain of $22.6 million for the three months ended March 31, 2019 from a loss of $5.4 million for the same period in 2018. This increase is primarily due to a $19.8 million pre-tax increase in unrealized gains on the Company's equity investments compared to a $9.9 million pre-tax decline in unrealized gains in 2018. The amounts reported also include a loss of $938,000 and a gain of $1.8 million in 2019 and 2018, respectively, from changes in the carrying value of a limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy).

Other income
Other income totaled $1.5 million during the three months ended March 31, 2019, compared to $1.6 million during the same period in 2018. The 2019 amount includes $1.3 million of net periodic pension and postretirement benefit income.  The 2018 amount includes $1.9 million of net periodic pension and postretirement benefit income and $436,000 of foreign currency exchange losses on the reinsurance segment’s foreign currency denominated reinsurance business.

Income tax
The Company reported income tax expense of $8.8 million for the three months ended March 31, 2019, compared to an income tax benefit of $452,000 for the same period in 2018. The effective tax rate for the three months ended March 31, 2019 was 20.7 percent, compared to 85.5 percent for the same period in 2018. The first quarter 2018 effective tax rate is calculated using an income tax benefit relative to pretax losses, thus the larger number is actually indicative of a low effective tax rate. The primary contributors to the differences between these effective tax rates and the United States federal corporate tax rate of 21 percent are tax-exempt interest income earned and the dividends received deduction.

SUBSEQUENT EVENT
On May 9, 2019, it was announced that the Company and Employers Mutual had entered into a definitive merger agreement pursuant to which Employers Mutual will acquire all of the remaining shares of the Company for $36.00 per share in cash. The transaction is expected to close in the second half of 2019.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $10.9 million and $3.5 million during the first three months of 2019 and 2018, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders, the funding of the Company’s stock repurchase program and, more recently, expenses associated with evaluating and responding to Employers Mutual's non-binding indicative proposal to purchase all of the common stock of the Company not already owned by Employers Mutual.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2019 without prior regulatory approval is approximately $48.0 million.  The Company received $5.1 million and $3.5 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $5.0 million and $4.7 million during the first three months of 2019 and 2018, respectively.
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

At the insurance subsidiary level, the primary sources of cash are premium income, investment income and proceeds from called or matured investments.  The principal outflows of cash are payments of claims, commissions, premium taxes, operating expenses, income taxes, dividends, interest and principal payments on debt, and investment purchases.  Cash outflows vary because of uncertainties regarding settlement dates for unpaid losses and the potential for large losses, either individually or in the aggregate.  Accordingly, the insurance subsidiaries maintain investment and reinsurance programs intended to provide adequate funds to pay claims without forced sales of investments.  The insurance subsidiaries also have the ability to borrow funds on a short-term basis (180 days) from Employers Mutual and/or its subsidiaries under an Inter-Company Loan Agreement. In addition, Employers Mutual maintains access to a line of credit with the Federal Home Loan Bank that could be used to provide the insurance subsidiaries additional liquidity if needed.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At March 31, 2019 and December 31, 2018, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $28.5 million and $7.7 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.
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
The Company held $18.1 million and $19.3 million in other long-term investments at March 31, 2019 and December 31, 2018, respectively, which primarily consist of holdings in limited partnerships, and privately placed common and non-redeemable convertible preferred stock in start-up technology companies with ties to the insurance industry. The equity method of accounting is used for these investments, with changes in the carrying value recorded as realized investment gains (losses). During 2018, the Company invested additional funds of $7.5 million into a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio (included $2.3 million of gains realized from the program that were reinvested). No additional funds were invested into this program during the first quarter of 2019. Also included in other long-term investments are holdings in limited liability companies that convey renewable energy tax credits that are carried at amortized cost. After reductions for the utilization of the tax credits and impairment losses, the carrying values of these investments totaled $2.1 million at March 31, 2019 and $2.2 million at December 31, 2018.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company did not have a receivable under reverse repurchase agreements as of March 31, 2019 or December 31, 2018.
The Company’s cash balance was $232,000 and $337,000 at March 31, 2019 and December 31, 2018, respectively.
During the first three months of 2019, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans. The Company's share of Employers Mutual's 2019 planned contribution to its pension plan, if made, will be approximately $2.1 million. No contributions will be made to the postretirement benefit plans in 2019.
During the first three months of 2018, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans.  The Company reimbursed Employers Mutual $2.4 million for its share of the total 2018 pension contribution (no contributions were made to the postretirement benefit plans during 2018).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at March 31, 2019.
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
The Company’s total cash and invested assets at March 31, 2019 and December 31, 2018 are summarized as follows:

	March 31, 2019
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,255,775	$1,291,860	$1,291,860	80.7%
Equity investments, at fair value	167,632	242,583	242,583	15.1%
Cash	232	232	232	—%
Short-term investments	48,265	48,265	48,265	3.0%
Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200	0.1%
Other long-term investments	18,099	XXXX	18,099	1.1%
	$1,491,203	XXXX	$1,602,239	100.0%

	December 31, 2018
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,273,132	$1,282,909	$1,282,909	83.0%
Equity investments, at fair value	160,371	215,363	215,363	13.9%
Cash	337	337	337	—%
Short-term investments	28,204	28,204	28,204	1.8%
Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200	0.1%
Other long-term investments	19,316	XXXX	19,316	1.2%
	$1,482,560	XXXX	$1,547,329	100.0%

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes was increased to 2.73 percent from 1.35 percent effective February 1, 2018. Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s earned surplus and are subject to prior approval by the insurance commissioners of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $171,000 during the first three months of 2019 and $142,000 during the first three months of 2018.
As of March 31, 2019, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
At March 31, 2019, the Company had unrealized losses on fixed maturity securities available-for-sale as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at March 31, 2019.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $2.4 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on fixed maturity securities available-for-sale are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.

Following is a schedule of the length of time fixed maturity securities available-for-sale have continuously been in an unrealized loss position as of March 31, 2019.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. treasury	$—	$—	$8,113	$33	$8,113	$33
U.S. government-sponsored agencies	—	—	47,961	180	47,961	180
Obligations of states and political subdivisions	—	—	12,372	59	12,372	59
Commercial mortgage-backed	—	—	11,140	87	11,140	87
Residential mortgage-backed	4,466	94	40,869	1,329	45,335	1,423
Other asset-backed	—	—	11,167	474	11,167	474
Corporate	7,901	349	36,514	396	44,415	745
Total fixed maturity securities	$12,367	$443	$168,136	$2,558	$180,503	$3,001

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At March 31, 2019, the Company held $4.4 million of non-investment grade fixed maturity securities in a net unrealized loss position of $204,000.
Following is a schedule of gross realized losses recognized in the first three months of 2019 on fixed maturity securities available-for-sale.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	4,841	4,569	272	—	272
Subtotal, fixed maturity securities	$4,841	$4,569	$272	$—	$272

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The Company does not have any lease agreements, but Employers Mutual has entered into leases for 16 branch and service office facilities, the costs of which are charged to the pool and allocated among the pool participants based on their respective participation interests. The Company's contractual obligations as of March 31, 2019 did not change materially from those presented in the Company's 2018 Form 10-K.

The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $531,000 and $615,000 as of March 31, 2019 and December 31, 2018, respectively. Premium tax offsets of $662,000 and $809,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of March 31, 2019 and December 31, 2018, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.3 million at March 31, 2019 and $2.4 million at December 31, 2018.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2018.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2018 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at March 31, 2019.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.
On March 22, 2019, a lawsuit was filed in state court in Iowa relating to the November 15, 2018 proposal by Employers Mutual to acquire all outstanding shares of stock in the Company not already owned by Employers Mutual.  The lawsuit was filed as a purported class action, and names as defendants Employers Mutual and the five individual directors of the Company.  The lawsuit alleges that the proposal is unfair to the Company’s minority shareholders, and seeks an unspecified amount of damages.  Employers Mutual and the Company and its directors deny all allegations of wrongdoing set forth in the lawsuit. The Company believes that Directors, Officers and Organization Liability Coverage is in place that should be sufficient to cover any finding of liability.

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
Further analysis of the components of the Company’s market risk (including interest rate risk, equity price risk, credit quality risk, and prepayment risk) can be found in the Company’s 2018 Form 10-K.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the first quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended March 31, 2019:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
1/1/2019 - 1/31/2019	36	$31.74	—	$18,456
2/1/2019 - 2/28/2019	48	32.34	—	18,456
3/1/2019 - 3/31/2019	894	32.70	—	18,456
Total	978	$32.64	—
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

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2019.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)