Form 10-Q
period 2019-06-30
EMC INSURANCE GROUP INC
filed 2019-08-08
CIK 356130

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No
As of July 31, 2019, there were 21,674,013 shares of common stock, $1.00 par value, issued and outstanding.

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
($ in thousands, except share and per share amounts)	(Unaudited)
ASSETS
Investments:
Fixed maturity securities available-for-sale, at fair value (amortized cost $1,280,928 and $1,273,132)	$1,340,066	$1,282,909
Equity investments, at fair value (cost $179,359 and $160,371)	249,507	215,363
Equity investments, at alternative measurement of cost less impairments	1,200	1,200
Other long-term investments	17,352	19,316
Short-term investments	46,857	28,204
Total investments	1,654,982	1,546,992

Cash	276	337
Reinsurance receivables due from affiliate	35,470	37,361
Prepaid reinsurance premiums due from affiliate	10,718	8,789
Deferred policy acquisition costs (affiliated $47,019 and $44,440)	47,019	44,760
Amounts due from affiliate to settle inter-company transaction balances	—	5,154
Prepaid pension and postretirement benefits due from affiliate	17,090	17,691
Accrued investment income	10,394	10,468
Accounts receivable	63	1,658
Income taxes recoverable	8,077	6,697
Goodwill	942	942
Other assets (affiliated $2,989 and $4,510)	3,120	4,629
Total assets	$1,788,151	$1,685,478
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
($ in thousands, except share and per share amounts)	(Unaudited)
LIABILITIES
Losses and settlement expenses (affiliated $792,205 and $771,872)	$798,706	$777,190
Unearned premiums (affiliated $272,373 and $267,064)	272,373	268,511
Other policyholders' funds (all affiliated)	8,150	8,807
Surplus notes payable to affiliate	25,000	25,000
Amounts due affiliate to settle inter-company transaction balances	5,296	—
Pension benefits payable to affiliate	3,788	4,070
Deferred income taxes	18,415	4,908
Other liabilities (affiliated $24,623 and $31,121)	25,861	31,210
Total liabilities	1,157,589	1,119,696

STOCKHOLDERS' EQUITY
Common stock, $1 par value, authorized 30,000,000 shares; issued and outstanding, 21,672,325 shares in 2019 and 21,615,105 shares in 2018	21,672	21,615
Additional paid-in capital	129,961	128,451
Accumulated other comprehensive income	39,976	1,620
Retained earnings	438,953	414,096
Total stockholders' equity	630,562	565,782
Total liabilities and stockholders' equity	$1,788,151	$1,685,478
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands, except share and per share amounts)	2019	2018
REVENUES
Premiums earned (affiliated $168,101and $156,714)	$168,133	$157,946
Net investment income	12,951	11,778
Net realized investment gains/losses and change in unrealized gains on equity investments	4,258	(5,860)
Other income (affiliated $1,548 and $2,582)	1,557	2,773
Total revenues	186,899	166,637

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $121,764 and $119,119)	122,517	119,091
Dividends to policyholders (all affiliated)	3,384	2,386
Amortization of deferred policy acquisition costs (affiliated $32,681 and $29,122)	32,684	29,429
Other underwriting expenses (affiliated $23,681 and $22,458)	23,715	22,451
Interest expense (all affiliated)	170	171
Other expenses (affiliated $490 and $486)	2,788	831
Total losses and expenses	185,258	174,359
Income (loss) before income tax expense (benefit)	1,641	(7,722)

INCOME TAX EXPENSE (BENEFIT)
Current	1,540	(3,311)
Deferred	(1,184)	584
Total income tax expense (benefit)	356	(2,727)
Net income (loss)	$1,285	$(4,995)

Net income (loss) per common share - basic and diluted	$0.06	$(0.24)

Dividend per common share	$0.23	$0.22

Average number of common shares outstanding - basic and diluted	21,670,297	21,529,727
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Six months ended June 30,
($ in thousands, except share and per share amounts)	2019	2018
REVENUES
Premiums earned (affiliated $334,848 and $310,960)	$335,435	$313,732
Net investment income	25,714	23,149
Net realized investment gains/losses and change in unrealized gains on equity investments	26,901	(11,253)
Other income (affiliated $3,004 and $4,163)	3,092	4,388
Total revenues	391,142	330,016

LOSSES AND EXPENSES
Losses and settlement expenses (affiliated $224,455 and $229,689)	227,486	229,719
Dividends to policyholders (all affiliated)	6,155	4,506
Amortization of deferred policy acquisition costs (affiliated $62,573 and $56,039)	62,654	56,721
Other underwriting expenses (affiliated $46,396 and $45,378)	46,307	45,306
Interest expense (all affiliated)	341	313
Other expenses (affiliated $1,135 and $984)	4,273	1,701
Total losses and expenses	347,216	338,266
Income (loss) before income tax expense (benefit)	43,926	(8,250)

INCOME TAX EXPENSE (BENEFIT)
Current	5,799	(2,105)
Deferred	3,311	(1,074)
Total income tax expense (benefit)	9,110	(3,179)
Net income (loss)	$34,816	$(5,071)

Net income (loss) per common share - basic and diluted	$1.61	$(0.24)

Dividend per common share	$0.46	$0.44

Average number of common shares outstanding - basic and diluted	21,654,443	21,515,812
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three months ended June 30,
($ in thousands)	2019	2018
Net income (loss)	$1,285	$(4,995)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income tax expense (benefit) of $4,851 and $(2,014)	18,252	(7,577)
Reclassification adjustment for net realized investment (gains) losses included in net income, net of income tax (expense) benefit of $(10) and $1,153	(40)	4,337
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(86) and $(143):
Net actuarial loss	185	85
Prior service credit	(511)	(622)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(326)	(537)

Other comprehensive income (loss)	17,886	(3,777)

Total comprehensive income (loss)	$19,171	$(8,772)

	Six months ended June 30,
($ in thousands)	2019	2018
Net income (loss)	$34,816	$(5,071)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized holding gains (losses) on investment securities not reflected in net income, net of deferred income tax expense (benefit) of $10,319 and $(7,056)	38,820	(26,546)
Reclassification adjustment for net realized investment (gains) losses included in net income, net of income tax (expense) benefit of $47 and $1,204	175	4,530
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income, net of deferred income tax expense of $(170) and $(287):
Net actuarial loss	382	166
Prior service credit	(1,021)	(1,244)
Total reclassification adjustment associated with affiliate's pension and postretirement benefit plans	(639)	(1,078)

Other comprehensive income (loss)	38,356	(23,094)

Total comprehensive income (loss)	$73,172	$(28,165)
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at March 31, 2019	$21,668	$129,928	$22,090	$442,648	$616,334
Issuance of common stock through stock plans	4	36			40
Increase resulting from stock-based compensation expense		(3)			(3)
Other comprehensive income (loss)			17,886		17,886
Net income (loss)				1,285	1,285
Dividends paid to public stockholders ($0.23 per share)				(2,273)	(2,273)
Dividends paid to affiliate ($0.23 per share)				(2,707)	(2,707)
Balance at June 30, 2019	$21,672	$129,961	$39,976	$438,953	$630,562

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2018	$21,615	$128,451	$1,620	$414,096	$565,782
Issuance of common stock through stock plans	77	2,114			2,191
Repurchase of common stock	(20)	(623)			(643)
Increase resulting from stock-based compensation expense		19			19
Other comprehensive income (loss)			38,356		38,356
Net income (loss)				34,816	34,816
Dividends paid to public stockholders ($0.46 per share)				(4,544)	(4,544)
Dividends paid to affiliate ($0.46 per share)				(5,415)	(5,415)
Balance at June 30, 2019	$21,672	$129,961	$39,976	$438,953	$630,562
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY, CONTINUED
(Unaudited)

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at March 31, 2018	$21,519	$126,106	$(2,167)	$435,891	$581,349
Issuance of common stock through stock plans	33	808			841
Repurchase of common stock	(26)	(627)			(653)
Increase resulting from stock-based compensation expense		21			21
Other comprehensive income (loss)			(3,777)		(3,777)
Net income (loss)				(4,995)	(4,995)
Dividends paid to public stockholders ($0.22 per share)				(2,129)	(2,129)
Dividends paid to affiliate ($0.22 per share)				(2,590)	(2,590)
Balance at June 30, 2018	$21,526	$126,308	$(5,944)	$426,177	$568,067

($ in thousands, except per share amounts)	Common stock	Additional paid-in capital	Accumulated other comprehensive income (loss)	Retained earnings	Total stockholders' equity
Balance at December 31, 2017	$21,455	$124,556	$83,384	$374,451	$603,846
Cumulative adjustment for adoption of financial instruments recognition and measurement changes			(66,234)	66,234	—
Issuance of common stock through stock plans	127	3,112			3,239
Repurchase of common stock	(56)	(1,399)			(1,455)
Increase resulting from stock-based compensation expense		39			39
Other comprehensive income (loss)			(23,094)		(23,094)
Net income (loss)				(5,071)	(5,071)
Dividends paid to public stockholders ($0.44 per share)				(4,257)	(4,257)
Dividends paid to affiliate ($0.44 per share)				(5,180)	(5,180)
Balance at June 30, 2018	$21,526	$126,308	$(5,944)	$426,177	$568,067
All affiliated balances presented above are the result of related party transactions with Employers Mutual.

See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
($ in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,816	$(5,071)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Losses and settlement expenses (affiliated $20,333 and $26,439)	21,516	24,257
Unearned premiums (affiliated $5,309 and $9,057)	3,862	8,703
Other policyholders' funds due to affiliate	(657)	(1,986)
Amounts due to/from affiliate to settle inter-company transaction balances	10,450	221
Net pension and postretirement benefits due from affiliate	(490)	(3,107)
Reinsurance receivables due from affiliate	1,891	(279)
Prepaid reinsurance premiums due from affiliate	(1,929)	(1,587)
Commissions payable (affiliated $(5,983) and $(5,135))	(5,948)	(5,066)
Deferred policy acquisition costs (affiliated $(2,579) and $(2,786))	(2,259)	(2,747)
Accrued investment income	74	862
Current income tax	(1,380)	(5,660)
Deferred income tax	3,311	(1,074)
Net realized investment gains/losses and change in unrealized gains on equity investments	(26,901)	11,253
Other, net (affiliated $1,025 and $125)	6,008	4,238
Total adjustments to reconcile net income (loss) to net cash provided by operating activities	7,548	28,028
Net cash provided by operating activities	42,364	22,957
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of fixed maturity securities available-for-sale	(68,808)	(176,606)
Disposals of fixed maturity securities available-for-sale	58,503	166,757
Purchases of equity investments	(41,815)	(37,256)
Disposals of equity investments	36,576	34,594
Purchases of other long-term investments	(469)	(5,407)
Disposals of other long-term investments	652	2,360
Net (purchases) disposals of short-term investments	(18,653)	166
Net cash used in investing activities	(34,014)	(15,392)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock through affiliate’s stock plans	2,191	3,239
Repurchase of common stock	(643)	(1,455)
Dividends paid to stockholders (affiliated $(5,415) and $(5,180))	(9,959)	(9,437)
Net cash used in financing activities	(8,411)	(7,653)
NET DECREASE IN CASH	(61)	(88)
Cash at the beginning of the year	337	347
Cash at the end of the quarter	$276	$259
All affiliated balances presented above are the result of related party transactions with Employers Mutual.
See accompanying Notes to Consolidated Financial Statements.

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION
EMC Insurance Group Inc., a majority owned subsidiary of Employers Mutual Casualty Company (Employers Mutual), is an insurance holding company with operations in property and casualty insurance and reinsurance.  The term "Company" is used interchangeably to describe EMC Insurance Group Inc. (Parent Company only) and EMC Insurance Group Inc. and its subsidiaries. The Company writes property and casualty insurance in both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts; however, on October 29, 2018, the Company, Employers Mutual and their subsidiary insurance companies (collectively the "EMC Insurance Companies") announced that they had made a strategic decision to exit personal lines business so that more time and resources can be dedicated to the commercial and reinsurance business. As a result, personal lines premiums written declined significantly during 2019. Personal lines premiums earned also declined, though the decline was much smaller since the premiums are earned over the policies' annual terms. The Company's reinsurance business is primarily written through a quota share reinsurance agreement with Employers Mutual. A small portion of the assumed reinsurance business was previously written on a direct basis, outside the quota share reinsurance agreement.
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
In reading these financial statements, reference should be made to the Company’s 2018 Form 10-K for more detailed footnote information.

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
An inter-company reinsurance program is in place between the Company's insurance subsidiaries in the property and casualty insurance segment and Employers Mutual. This reinsurance program is intended to reduce the volatility of the Company's quarterly results caused by excessive catastrophe and storm losses, and provide protection from both the frequency and severity of such losses. The reinsurance program consists of two semi-annual aggregate catastrophe excess of loss treaties. The first treaty is effective each year from January 1 through June 30, and has a retention of $22.0 million and a limit of $24.0 million. The total cost of this treaty is approximately $6.0 million. The second treaty is effective each year from July 1 through December 31, and has a retention of $15.0 million and a limit of $12.0 million. The total cost of this treaty is approximately $1.4 million. The terms of these treaties were the same in 2018. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $1.0 million and $1.5 million for the three and six months ended June 30, 2019, respectively, compared to $317,000 and $784,000 for the same periods in 2018. All catastrophe and storm losses assumed by the property and casualty insurance subsidiaries (net of applicable reinsurance recoveries from external reinsurance protections purchased by the pool participants) are subject to the terms of these treaties, and there is no co-participation provision.
An inter-company reinsurance program is also in place between the Company's reinsurance subsidiary and Employers Mutual. The reinsurance program consists of two treaties. The first is a per occurrence catastrophe excess of loss treaty with a retention of $10.0 million, a limit of $10.0 million, 20 percent co-participation, and no reinstatement. The total cost of this treaty is approximately $1.6 million. The second is an annual aggregate catastrophe excess of loss treaty with a retention of $20.0 million, a limit of $100.0 million, and 20 percent co-participation. The total cost of this treaty is approximately $3.6 million. Any losses recovered under the per occurrence treaty inure to the benefit of the aggregate treaty, and only catastrophic events with total losses greater than $500,000 are subject to the terms of the aggregate treaty. The terms of the program were the same in 2018. Losses and settlement expenses ceded to Employers Mutual under the inter-company reinsurance program totaled $(788,000) and $945,000 for the three and six months ended June 30, 2019, respectively, compared to $291,000 and $(462,000) for the same periods in 2018. For all periods, these amounts represent development on prior accident years' losses, net of any applicable outside reinsurance recoveries.
On May 8, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Employers Mutual and Oak Merger Sub, Inc., an Iowa corporation and wholly owned subsidiary of Employers Mutual ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease and the Company will continue its corporate existence under Iowa law as the surviving corporation (the "Merger"). As a result of the Merger, Employers Mutual will own all outstanding shares of the Company. At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than (i) shares in respect of which appraisal rights are exercised and perfected and (ii) shares held by Employers Mutual, Merger Sub, the Company or any wholly-owned subsidiary of the Company) will be canceled and converted into the right to receive $36.00 per share in cash, without interest. The Merger Agreement is subject to shareholder approval. A special meeting of the shareholders of the Company, at which the Merger Agreement will be considered and voted upon, is expected to be held during the third quarter.

3.	REINSURANCE
The effect of reinsurance on premiums written and earned, and losses and settlement expenses incurred, for the three and six months ended June 30, 2019 and 2018 is presented below.  The classification of the assumed and ceded reinsurance amounts between affiliates and nonaffiliates is based on the participants in the underlying reinsurance agreements, and is intended to provide an understanding of the actual source of the reinsurance activities.  This presentation differs from the classifications used in the consolidated financial statements, where all amounts flowing through the pooling and quota share agreements and inter-company reinsurance programs with Employers Mutual are reported as “affiliated” balances.

	Three months ended June 30, 2019
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$106,704	$—	$106,704
Assumed from nonaffiliates	1,070	45,823	46,893
Assumed from affiliates	136,725	—	136,725
Ceded to nonaffiliates	(6,662)	(6,303)	(12,965)
Ceded to affiliates	(109,684)	(1,312)	(110,996)
Net premiums written	$128,153	$38,208	$166,361

Premiums earned
Direct	$104,781	$—	$104,781
Assumed from nonaffiliates	1,053	45,929	46,982
Assumed from affiliates	135,219	—	135,219
Ceded to nonaffiliates	(6,995)	(2,781)	(9,776)
Ceded to affiliates	(107,761)	(1,312)	(109,073)
Net premiums earned	$126,297	$41,836	$168,133

Losses and settlement expenses incurred
Direct	$62,495	$—	$62,495
Assumed from nonaffiliates	426	31,299	31,725
Assumed from affiliates	97,860	265	98,125
Ceded to nonaffiliates	(3,690)	(3,429)	(7,119)
Ceded to affiliates	(63,497)	788	(62,709)
Net losses and settlement expenses incurred	$93,594	$28,923	$122,517

	Three months ended June 30, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$98,579	$—	$98,579
Assumed from nonaffiliates	1,284	39,232	40,516
Assumed from affiliates	140,850	—	140,850
Ceded to nonaffiliates	(7,953)	(6,009)	(13,962)
Ceded to affiliates	(101,559)	(1,312)	(102,871)
Net premiums written	$131,201	$31,911	$163,112

Premiums earned
Direct	$99,011	$—	$99,011
Assumed from nonaffiliates	1,300	40,357	41,657
Assumed from affiliates	131,768	—	131,768
Ceded to nonaffiliates	(8,593)	(2,594)	(11,187)
Ceded to affiliates	(101,991)	(1,312)	(103,303)
Net premiums earned	$121,495	$36,451	$157,946

Losses and settlement expenses incurred
Direct	$62,069	$—	$62,069
Assumed from nonaffiliates	770	27,053	27,823
Assumed from affiliates	95,713	239	95,952
Ceded to nonaffiliates	(1,911)	(2,165)	(4,076)
Ceded to affiliates	(62,386)	(291)	(62,677)
Net losses and settlement expenses incurred	$94,255	$24,836	$119,091

	Six months ended June 30, 2019
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$211,937	$—	$211,937
Assumed from nonaffiliates	2,035	94,558	96,593
Assumed from affiliates	271,068	—	271,068
Ceded to nonaffiliates	(13,474)	(8,276)	(21,750)
Ceded to affiliates	(217,897)	(2,625)	(220,522)
Net premiums written	$253,669	$83,657	$337,326

Premiums earned
Direct	$206,048	$—	$206,048
Assumed from nonaffiliates	2,091	92,177	94,268
Assumed from affiliates	269,573	—	269,573
Ceded to nonaffiliates	(14,635)	(5,186)	(19,821)
Ceded to affiliates	(212,008)	(2,625)	(214,633)
Net premiums earned	$251,069	$84,366	$335,435

Losses and settlement expenses incurred
Direct	$123,430	$—	$123,430
Assumed from nonaffiliates	1,413	62,348	63,761
Assumed from affiliates	175,638	520	176,158
Ceded to nonaffiliates	(4,948)	(5,011)	(9,959)
Ceded to affiliates	(124,959)	(945)	(125,904)
Net losses and settlement expenses incurred	$170,574	$56,912	$227,486

	Six months ended June 30, 2018
($ in thousands)	Property and casualty insurance	Reinsurance	Total
Premiums written
Direct	$198,623	$—	$198,623
Assumed from nonaffiliates	2,302	80,353	82,655
Assumed from affiliates	271,051	—	271,051
Ceded to nonaffiliates	(15,923)	(8,014)	(23,937)
Ceded to affiliates	(204,583)	(2,625)	(207,208)
Net premiums written	$251,470	$69,714	$321,184

Premiums earned
Direct	$194,756	$—	$194,756
Assumed from nonaffiliates	2,302	81,449	83,751
Assumed from affiliates	260,916	—	260,916
Ceded to nonaffiliates	(17,131)	(5,219)	(22,350)
Ceded to affiliates	(200,716)	(2,625)	(203,341)
Net premiums earned	$240,127	$73,605	$313,732

Losses and settlement expenses incurred
Direct	$114,356	$—	$114,356
Assumed from nonaffiliates	1,762	53,468	55,230
Assumed from affiliates	181,680	597	182,277
Ceded to nonaffiliates	(4,902)	(2,564)	(7,466)
Ceded to affiliates	(115,140)	462	(114,678)
Net losses and settlement expenses incurred	$177,756	$51,963	$229,719

Individual lines in the above tables are defined as follows:

•	“Direct” represents business produced by the property and casualty insurance subsidiaries.

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

	Six months ended June 30,
($ in thousands)	2019	2018
Gross reserves at beginning of year	$777,190	$732,612
Re-valuation due to foreign currency exchange rates	(593)	525
Less ceded reserves at beginning of year	36,595	30,923
Net reserves at beginning of year	741,188	701,164

Incurred losses and settlement expenses related to:
Current year	243,103	235,806
Prior years	(15,617)	(6,087)
Total incurred losses and settlement expenses	227,486	229,719

Paid losses and settlement expenses related to:
Current year	68,394	65,714
Prior years	135,560	139,625
Total paid losses and settlement expenses	203,954	205,339

Net reserves at end of period	764,720	725,544
Plus ceded reserves at end of period	34,642	31,148
Re-valuation due to foreign currency exchange rates	(656)	177
Gross reserves at end of period	$798,706	$756,869

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
Changes in reserve estimates are reflected in net income in the year such changes are recorded.  Following is an analysis of the reserve development the Company experienced during the six months ended June 30, 2019 and 2018.  Care should be exercised when attempting to analyze the financial impact of the reported development amounts because, as noted above, the overall expectation is that, more often than not, favorable development will occur as the prior accident years’ reserves run off.

2019 Development
For the property and casualty insurance segment, the June 30, 2019 estimate of loss and settlement expense reserves for accident years 2018 and prior decreased $14.6 million from the estimate at December 31, 2018.  This decrease represents 2.7 percent of the December 31, 2018 gross carried reserves and is primarily attributed to reductions in prior year ultimate loss ratios for most lines of business except personal auto liability and homeowners. The workers' compensation and commercial auto liability lines of business were the largest contributors to favorable development. Favorable development in the workers' compensation line of business is the result of a decrease in estimated ultimate average severity for accident years 2002-2018, excluding 2015. Favorable development in the commercial auto liability line of business was a result of decreases in ultimate frequency and severity estimates for accident years 2016-2018. Personal auto liability experienced adverse development as estimated ultimate severity increased in accident years 2014-2018, and homeowners experienced adverse development as estimated ultimate severity increased in accident years 2015-2018, with 2018 also seeing an increase in estimated ultimate frequency.
For the reinsurance segment, the June 30, 2019 estimate of loss and settlement expense reserves for accident years 2018 and prior decreased $1.0 million from the estimate at December 31, 2018.  This decrease represents 0.4 percent of the December 31, 2018 gross carried reserves and is primarily attributed to better than expected experience on global excess contracts, partially offset by adverse development on several large losses under a 2018 property per risk excess contract, adverse development on a 2014 casualty pro rata contract, and a small amount of adverse development on Mutual Re business.

2018 Development
For the property and casualty insurance segment, the June 30, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $5.3 million from the estimate at December 31, 2017.  This decrease represented 1.1 percent of the December 31, 2017 gross carried reserves and was primarily attributed to decreases in the ultimate loss and settlement expense ratios for several accident years in the other liability line of business due to reductions in expected ultimate frequency and/or severity. The auto physical damage, workers' compensation and homeowners lines of business had relatively small amounts of adverse development. The adverse development in the auto physical damage line of business was the result of an increase in the accident year 2017 ultimate loss and settlement expense ratio after observing higher than expected reported severity for non-storm claims, while the adverse development in the workers' compensation line of business was driven by an upwards adjustment to the accident year 2017 ultimate loss and settlement expense ratio following a second quarter revision in the ultimate frequency and severity assumptions.
For the reinsurance segment, the June 30, 2018 estimate of loss and settlement expense reserves for accident years 2017 and prior decreased $801,000 from the estimate at December 31, 2017.  This decrease represented 0.3 percent of the December 31, 2017 gross carried reserves and was primarily attributed to lower ultimate loss estimates impacting accident years 2013-2017 for the catastrophe and per risk excess, property pro rata and ocean marine pro rata lines of business. The favorable development was partially offset by adverse development on casualty excess, property/casualty global excess and pro rata, and aggregate excess contracts for years 2004, 2007, 2012, 2014 and 2017, whose ultimates were increased in response to higher than expected reported losses.

5.	SEGMENT INFORMATION
The Company’s operations consist of a property and casualty insurance segment and a reinsurance segment.  The property and casualty insurance segment writes both commercial and personal lines of insurance, with a focus on medium-sized commercial accounts.  The reinsurance segment provides reinsurance for other insurers and reinsurers.  The segments are managed separately due to differences in the insurance products sold and the business environments in which they operate. Management evaluates the performance of its insurance segments using financial measurements based on Statutory Accounting Principles (SAP) instead of GAAP. Such measures include premiums written, premiums earned, statutory underwriting profit (loss), and investment results, as well as loss and loss adjustment expense ratios, trade underwriting expense ratios, and trade combined ratios.

Summarized financial information for the Company’s segments is as follows:

Three months ended June 30, 2019	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$126,297	$41,836	$—	$168,133

Underwriting profit (loss):
SAP underwriting profit (loss)	(16,127)	3,008	—	(13,119)
GAAP adjustments	(353)	(695)	—	(1,048)
GAAP underwriting profit (loss)	(16,480)	2,313	—	(14,167)

Net investment income	9,129	3,808	14	12,951
Net realized investment gains/losses and change in unrealized gains on equity investments	2,930	1,545	(217)	4,258
Other income	1,551	6	—	1,557
Interest expense	170	—	—	170
Other expenses	201	—	2,587	2,788
Income (loss) before income tax expense (benefit)	$(3,241)	$7,672	$(2,790)	$1,641

Three months ended June 30, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$121,495	$36,451	$—	$157,946

Underwriting profit (loss):
SAP underwriting profit (loss)	(20,184)	3,707	—	(16,477)
GAAP adjustments	1,921	(855)	—	1,066
GAAP underwriting profit (loss)	(18,263)	2,852	—	(15,411)

Net investment income	8,410	3,360	8	11,778
Net realized investment gains/losses and change in unrealized gains on equity investments	(4,692)	(1,168)	—	(5,860)
Other income	2,095	678	—	2,773
Interest expense	171	—	—	171
Other expenses	244	—	587	831
Income (loss) before income tax expense (benefit)	$(12,865)	$5,722	$(579)	$(7,722)

Six months ended June 30, 2019	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$251,069	$84,366	$—	$335,435

Underwriting profit (loss):
SAP underwriting profit (loss)	(14,720)	6,571	—	(8,149)
GAAP adjustments	857	125	—	982
GAAP underwriting profit (loss)	(13,863)	6,696	—	(7,167)

Net investment income	18,267	7,416	31	25,714
Net realized investment gains/losses and change in unrealized gains on equity investments	17,098	10,087	(284)	26,901
Other income	3,084	8	—	3,092
Interest expense	341	—	—	341
Other expenses	512	—	3,761	4,273
Income (loss) before income tax expense (benefit)	$23,733	$24,207	$(4,014)	$43,926

Assets	$1,254,989	$525,750	$631,092	$2,411,831
Eliminations	—	—	(623,505)	(623,505)
Reclassifications	—	(101)	(74)	(175)
Total assets	$1,254,989	$525,649	$7,513	$1,788,151

Six months ended June 30, 2018	Property and casualty insurance	Reinsurance	Parent company	Consolidated
($ in thousands)
Premiums earned	$240,127	$73,605	$—	$313,732

Underwriting profit (loss):
SAP underwriting profit (loss)	(29,220)	5,270	—	(23,950)
GAAP adjustments	2,183	(753)	—	1,430
GAAP underwriting profit (loss)	(27,037)	4,517	—	(22,520)

Net investment income	16,558	6,578	13	23,149
Net realized investment gains/losses and change in unrealized gains on equity investments	(7,985)	(3,268)	—	(11,253)
Other income	4,146	242	—	4,388
Interest expense	313	—	—	313
Other expenses	477	—	1,224	1,701
Income (loss) before income tax expense (benefit)	$(15,108)	$8,069	$(1,211)	$(8,250)

Year ended December 31, 2018
Assets	$1,191,286	$485,270	$565,905	$2,242,461
Eliminations	—	—	(556,977)	(556,977)
Reclassifications	—	—	(6)	(6)
Total assets	$1,191,286	$485,270	$8,922	$1,685,478

The following table displays the premiums earned for the property and casualty insurance segment and the reinsurance segment for the three and six months ended June 30, 2019 and 2018, by line of insurance.

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
Property and casualty insurance
Commercial lines:
Automobile	$34,260	$31,660	$67,167	$62,304
Property	28,853	27,196	56,524	53,788
Workers' compensation	24,032	25,229	47,575	50,131
Other liability	29,170	25,591	58,075	50,553
Other	2,501	2,228	5,007	4,414
Total commercial lines	118,816	111,904	234,348	221,190

Personal lines	7,481	9,591	16,721	18,937
Total property and casualty insurance	$126,297	$121,495	$251,069	$240,127

Reinsurance
Pro rata reinsurance	$11,147	$10,070	$24,153	$23,143
Excess of loss reinsurance	30,689	26,381	60,213	50,462
Total reinsurance	$41,836	$36,451	$84,366	$73,605

Consolidated	$168,133	$157,946	$335,435	$313,732

6.	INCOME TAXES
The actual income tax expense (benefit) for the three and six months ended June 30, 2019 and 2018 differed from the “expected” income tax expense (benefit) for those periods (computed by applying the United States federal corporate tax rate of 21 percent to income (loss) before income tax expense (benefit)) as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
Computed "expected" income tax expense (benefit)	$345	$(1,622)	$9,225	$(1,733)
Increases (decreases) in tax resulting from:
Incremental benefit of net operating loss carry back	—	(839)	—	(839)
Tax-exempt interest income	(269)	(297)	(552)	(607)
Dividends received deduction	(166)	(151)	(298)	(274)
Proration of tax-exempt interest and dividends received deduction	108	112	212	220
Nondeductible expenses	374	30	419	55
Internal Revenue Code 50(d)(5) income from investment tax credits	(111)	(36)	110	—
Other, net	75	76	(6)	(1)
Total income tax expense (benefit)	$356	$(2,727)	$9,110	$(3,179)

Pursuant to Staff Accounting Bulletin No. 118 issued by the Securities and Exchange Commission, the Company made reasonable estimates of the effects the Tax Cuts and Jobs Act (TCJA) had on deferred income tax assets and liabilities at December 31, 2017 and the interim periods in 2018. For items where the Company could not make a reasonable estimate, primarily loss reserve discounting, the Company used existing accounting guidance and the provisions of the tax laws that were in place prior to the enactment. Subsequently, the Company made its determination of the effects of the TCJA when the Internal Revenue Service (IRS) issued Revenue Procedure 2019-06, which provided applicable discount factors for both the transition obligation (reserves at January 1, 2018), and reserves at December 31, 2018. On July 22, 2019, the IRS issued Revenue Procedures 2019-30 and 2019-31, which provide additional guidance with regards to loss reserve discounting and the transition obligation pursuant to the TCJA. The Company is analyzing the effects of this most recent guidance. The Company does not expect any potential changes to have a material impact on the consolidated financial statements.
The Company had no provision for uncertain income tax positions at June 30, 2019 or December 31, 2018.  The Company recognized no interest expense or other penalties related to U.S. federal or state income taxes during the six months ended June 30, 2019 or 2018.  It is the Company’s accounting policy to reflect income tax penalties as other expense, and interest as interest expense.
The Company files a U.S. federal income tax return, along with various state income tax returns.  The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2015.

7.	EMPLOYEE RETIREMENT PLANS
The components of net periodic benefit cost (income) for Employers Mutual’s pension and postretirement benefit plans is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
Pension plans:
Service cost	$3,806	$4,300	$7,877	$8,426
Interest cost	2,930	2,698	5,879	5,363
Expected return on plan assets	(5,423)	(6,048)	(10,863)	(12,026)
Amortization of net actuarial loss	548	143	1,146	268
Net periodic pension benefit cost	$1,861	$1,093	$4,039	$2,031

Postretirement benefit plans:
Service cost	$352	$368	$705	$736
Interest cost	545	521	1,091	1,042
Expected return on plan assets	(1,094)	(1,203)	(2,189)	(2,407)
Amortization of net actuarial loss	246	233	491	467
Amortization of prior service credit	(2,285)	(2,782)	(4,570)	(5,564)
Net periodic postretirement benefit income	$(2,236)	$(2,863)	$(4,472)	$(5,726)

Net periodic pension benefit cost allocated to the Company amounted to $559,000 and $327,000 for the three months and $1.2 million and $609,000 for the six months ended June 30, 2019 and 2018, respectively.  Net periodic postretirement benefit income allocated to the Company amounted to $635,000 and $806,000 for the three months and $1.3 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. The service cost component of net periodic pension and postretirement benefit income allocated to the Company is included in the income statement line titled "other underwriting expenses". The other components of net periodic pension and postretirement benefit income are included in the income statement line titled "other income".
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
An account Employers Mutual established to hold previously granted restricted stock awards until they vest will periodically contain excess shares of the Company's stock stemming from forfeitures and surrenders. During the first six months of 2019, the Company repurchased 20,221 shares of stock from this unvested restricted stock account at an average cost of $31.83. These repurchased shares are not deemed to be shares repurchased under the Company's stock repurchase program.
During the first six months of 2019, 122,073 restricted stock units were granted to eligible employees of Employers Mutual. Under the stock plans, 99,842 shares of restricted stock vested, and 33,500 options were exercised at a weighted average exercise price of $12.66. The Company recognized compensation expense from these plans of $417,000 ($330,000 net of tax) and $193,000 ($153,000 net of tax) for the three months and $700,000 ($553,000 net of tax) and $606,000 ($479,000 net of tax) for the six months ended June 30, 2019 and 2018, respectively.

9.	DISCLOSURES ABOUT THE FAIR VALUES OF FINANCIAL INSTRUMENTS
The carrying amounts and estimated fair values of the Company’s financial instruments as of June 30, 2019 and December 31, 2018 are summarized in the tables below.

June 30, 2019	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,270	$8,270
U.S. government-sponsored agencies	320,827	320,827
Obligations of states and political subdivisions	269,702	269,702
Commercial mortgage-backed	94,304	94,304
Residential mortgage-backed	194,444	194,444
Other asset-backed	17,644	17,644
Corporate	434,875	434,875
Total fixed maturity securities available-for-sale	1,340,066	1,340,066

Equity investments, at fair value
Common stocks:
Financial services	51,313	51,313
Information technology	41,911	41,911
Healthcare	29,513	29,513
Consumer staples	17,547	17,547
Consumer discretionary	29,178	29,178
Energy	14,613	14,613
Industrials	21,636	21,636
Other	15,186	15,186
Non-redeemable preferred stocks	18,840	18,840
Investment funds	9,770	9,770
Total equity investments	249,507	249,507

Short-term investments	46,857	46,857

Liabilities:
Surplus notes	25,000	16,626

December 31, 2018	Carrying amounts	Estimated fair values
($ in thousands)
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,021	$8,021
U.S. government-sponsored agencies	304,479	304,479
Obligations of states and political subdivisions	283,651	283,651
Commercial mortgage-backed	84,379	84,379
Residential mortgage-backed	162,137	162,137
Other asset-backed	20,834	20,834
Corporate	419,408	419,408
Total fixed maturity securities available-for-sale	1,282,909	1,282,909

Equity investments, at fair value
Common stocks:
Financial services	41,839	41,839
Information technology	31,581	31,581
Healthcare	34,571	34,571
Consumer staples	13,180	13,180
Consumer discretionary	22,765	22,765
Energy	13,372	13,372
Industrials	19,389	19,389
Other	14,371	14,371
Non-redeemable preferred stocks	16,654	16,654
Investment funds	7,641	7,641
Total equity investments	215,363	215,363

Short-term investments	28,204	28,204

Liabilities:
Surplus notes	25,000	15,259

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

On a quarterly basis, the Company receives from its independent pricing service a list of fixed maturity securities, if any, that were priced solely from broker quotes.  For these securities, fair value may be determined using the broker quotes, or by the Company using similar pricing techniques as the Company’s independent pricing service.  Depending on the level of observable inputs, these securities would be classified as Level 2 or Level 3 fair value measurements.   At June 30, 2019 and December 31, 2018, the Company had no securities priced solely from broker quotes.

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

Presented in the tables below are the estimated fair values of the Company’s financial instruments by fair value hierarchy, as of June 30, 2019 and December 31, 2018.

June 30, 2019			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,270	$—	$—	$8,270	$—
U.S. government-sponsored agencies	320,827	—	—	320,827	—
Obligations of states and political subdivisions	269,702	—	—	269,702	—
Commercial mortgage-backed	94,304	—	—	94,304	—
Residential mortgage-backed	194,444	—	—	194,444	—
Other asset-backed	17,644	—	—	17,644	—
Corporate	434,875	—	—	434,723	152
Total fixed maturity securities available-for-sale	1,340,066	—	—	1,339,914	152

Equity investments, at fair value:
Common stocks:
Financial services	51,313	—	51,313	—	—
Information technology	41,911	—	41,911	—	—
Healthcare	29,513	—	29,513	—	—
Consumer staples	17,547	—	17,547	—	—
Consumer discretionary	29,178	—	29,178	—	—
Energy	14,613	—	14,613	—	—
Industrials	21,636	—	21,636	—	—
Other	15,186	—	15,186	—	—
Non-redeemable preferred stocks	18,840	—	9,059	9,781	—
Investment funds	9,770	9,770	—	—	—
Total equity investments	249,507	9,770	229,956	9,781	—

Short-term investments	46,857	—	46,857	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	16,626	—	—	—	16,626

December 31, 2018			Fair value measurements using
($ in thousands)	Total	Investments measured at net asset value (NAV)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial instruments reported at fair value on recurring basis:
Assets:
Fixed maturity securities available-for-sale:
U.S. treasury	$8,021	$—	$—	$8,021	$—
U.S. government-sponsored agencies	304,479	—	—	304,479	—
Obligations of states and political subdivisions	283,651	—	—	283,651	—
Commercial mortgage-backed	84,379	—	—	84,379	—
Residential mortgage-backed	162,137	—	—	162,137	—
Other asset-backed	20,834	—	—	20,834	—
Corporate	419,408	—	—	419,149	259
Total fixed maturity securities available-for-sale	1,282,909	—	—	1,282,650	259

Equity investments, at fair value:
Common stocks:
Financial services	41,839	—	41,839	—	—
Information technology	31,581	—	31,581	—	—
Healthcare	34,571	—	34,571	—	—
Consumer staples	13,180	—	13,180	—	—
Consumer discretionary	22,765	—	22,765	—	—
Energy	13,372	—	13,372	—	—
Industrials	19,389	—	19,389	—	—
Other	14,371	—	14,371	—	—
Non-redeemable preferred stocks	16,654	—	10,325	6,329	—
Investment funds	7,641	7,641	—	—	—
Total equity investments	215,363	7,641	201,393	6,329	—

Short-term investments	28,204	—	28,204	—	—

Financial instruments not reported at fair value:
Liabilities:
Surplus notes	15,259	—	—	—	15,259

Presented in the table below is a reconciliation of the assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018.  Any unrealized gains or losses on fixed maturity securities are recognized in other comprehensive income (loss).  Any gains or losses stemming from settlements, disposals or impairments, as well as unrealized gains or losses on equity securities, are reported as realized investment gains or losses in net income.

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended June 30, 2019	Fixed maturity securities available-for-sale, corporate	Total
Beginning balance	$201	$201
Settlements	(50)	(50)
Unrealized gains (losses) included in other comprehensive income (loss) on securities still held at reporting date	1	1
Balance at June 30, 2019	$152	$152

Six months ended June 30, 2019
Beginning balance	$259	$259
Settlements	(107)	(107)
Balance at June 30, 2019	$152	$152

($ in thousands)	Fair value measurements using significant unobservable (Level 3) inputs
Three months ended June 30, 2018	Fixed maturity securities available-for-sale, corporate	Equity securities, financial services	Total
Beginning balance	$562	$3	$565
Settlements	(89)	—	(89)
Unrealized gains (losses) included in other comprehensive income (loss) on securities still held at reporting date	1	(3)	(2)
Balance at June 30, 2018	$474	$—	$474

Six months ended June 30, 2018
Beginning balance	$620	$3	$623
Settlements	(145)	—	(145)
Unrealized gains (losses) included in other comprehensive income (loss) on securities still held at reporting date	(1)	(3)	(4)
Balance at June 30, 2018	$474	$—	$474

10.	INVESTMENTS
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

The amortized cost and estimated fair value of securities available-for-sale as of June 30, 2019 and December 31, 2018 are as follows.  All fixed maturity securities are classified as available-for-sale and are carried at fair value.

June 30, 2019	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,152	$118	$—	$8,270
U.S. government-sponsored agencies	311,194	9,659	26	320,827
Obligations of states and political subdivisions	252,931	16,771	—	269,702
Commercial mortgage-backed	88,573	5,731	—	94,304
Residential mortgage-backed	184,680	10,895	1,131	194,444
Other asset-backed	17,315	492	163	17,644
Corporate	418,083	17,239	447	434,875
Total fixed maturity securities	$1,280,928	$60,905	$1,767	$1,340,066

December 31, 2018	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair values
($ in thousands)
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$8,139	$—	$118	$8,021
U.S. government-sponsored agencies	303,198	2,799	1,518	304,479
Obligations of states and political subdivisions	273,727	10,375	451	283,651
Commercial mortgage-backed	83,854	1,287	762	84,379
Residential mortgage-backed	161,055	3,374	2,292	162,137
Other asset-backed	21,596	273	1,035	20,834
Corporate	421,563	2,605	4,760	419,408
Total fixed maturity securities	$1,273,132	$20,713	$10,936	$1,282,909

The following tables set forth the estimated fair values and gross unrealized losses associated with investment securities that were in an unrealized loss position recognized in accumulated other comprehensive income as of June 30, 2019 and December 31, 2018, listed by length of time the securities were consistently in an unrealized loss position.

June 30, 2019	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. government-sponsored agencies	$4,987	$14	$4,404	$12	$9,391	$26
Residential mortgage-backed	3,638	375	14,201	756	17,839	1,131
Other asset-backed	—	—	7,154	163	7,154	163
Corporate	—	—	16,538	447	16,538	447
Total fixed maturity securities	$8,625	$389	$42,297	$1,378	$50,922	$1,767

December 31, 2018	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Securities available-for-sale:
Fixed maturity securities:
U.S. treasury	$—	$—	$8,021	$118	$8,021	$118
U.S. government-sponsored agencies	14,620	20	92,603	1,498	107,223	1,518
Obligations of states and political subdivisions	—	—	14,498	451	14,498	451
Commercial mortgage-backed	2,021	21	24,222	741	26,243	762
Residential mortgage-backed	16,852	145	45,597	2,147	62,449	2,292
Other asset-backed	4,810	147	11,691	888	16,501	1,035
Corporate	198,030	2,996	45,734	1,764	243,764	4,760
Total fixed maturity securities	$236,333	$3,329	$242,366	$7,607	$478,699	$10,936

Nearly all of the fixed maturity securities that are in an unrealized loss position are considered investment grade by credit rating agencies. Because management does not intend to sell these securities, does not believe it will be required to sell these securities before recovery, and believes it will collect the amounts due on these securities, it was determined that these securities were not “other-than-temporarily” impaired at June 30, 2019.

The amortized cost and estimated fair values of fixed maturity securities available-for-sale at June 30, 2019, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without call or prepayment penalties.

($ in thousands)	Amortized cost	Estimated fair values
Fixed maturity securities available-for-sale:
Due in one year or less	$15,670	$15,732
Due after one year through five years	304,720	314,153
Due after five years through ten years	312,299	328,334
Due after ten years	373,887	392,008
Securities not due at a single maturity date	274,352	289,839
Totals	$1,280,928	$1,340,066

A summary of realized investment gains and (losses) and the change in unrealized gains on equity investments is as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
Fixed maturity securities available-for-sale:
Gross realized investment gains	$51	$—	$51	$234
Gross realized investment losses	(1)	(5,490)	(273)	(5,968)

Equity securities:
Net realized investment gains	9,652	1,479	13,749	4,195
Change in unrealized investment gains	(4,674)	(447)	15,155	(10,301)

Other long-term investments, net	(770)	(1,402)	(1,781)	587
Totals	$4,258	$(5,860)	$26,901	$(11,253)

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
On March 22, 2019, a lawsuit was filed in state court in Iowa relating to the November 15, 2018 proposal by Employers Mutual to acquire all outstanding shares of stock in the Company not already owned by Employers Mutual.  The lawsuit was filed as a purported class action, and names as defendants Employers Mutual and the five individual directors of the Company.  The lawsuit alleges that the proposal is unfair to the Company’s minority shareholders, and seeks an unspecified amount of damages.  Employers Mutual and the Company and its directors deny all allegations of wrongdoing set forth in the lawsuit. On July 26, 2019, the plaintiffs filed an Unopposed Motion to Voluntarily Dismiss the lawsuit. On July 31, 2019, the court granted that motion and dismissed the lawsuit without prejudice.

The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  The Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2018.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2018 should the issuers of those annuities fail to perform.  Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2019.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.

12.	STOCK REPURCHASE PROGRAM
On November 3, 2011, the Company’s Board of Directors authorized a $15.0 million stock repurchase program.  This program does not have an expiration date.  The timing and terms of the purchases are determined by management based on board approved parameters and market conditions, and are conducted in accordance with the applicable rules of the Securities and Exchange Commission.  Common stock repurchased under this program will be retired by the Company.  The Company did not repurchase any shares during the first six months of 2019. The Company repurchased 25,300 shares of its common stock at an average cost of $25.76 during the first six months of 2018.

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

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2018	$7,724	$(17,626)	$11,522	$(6,104)	$1,620
Other comprehensive income (loss) before reclassifications	38,820	—	—	—	38,820
Amounts reclassified from accumulated other comprehensive income (loss)	175	382	(1,021)	(639)	(464)
Other comprehensive income (loss)	38,995	382	(1,021)	(639)	38,356
Balance at June 30, 2019	$46,719	$(17,244)	$10,501	$(6,743)	$39,976

	Accumulated other comprehensive income (loss) by component
	Unrealized gains (losses) on available-for- sale securities	Unrecognized pension and postretirement benefit obligations
($ in thousands)		Net actuarial loss	Prior service credit	Total	Total
Balance at December 31, 2017	$83,497	$(13,074)	$12,961	$(113)	$83,384
Cumulative adjustment for adoption of financial instruments recognition and measurement changes	(66,234)	—	—	—	(66,234)
Other comprehensive income (loss) before reclassifications	(26,546)	—	—	—	(26,546)
Amounts reclassified from accumulated other comprehensive income (loss)	4,530	166	(1,244)	(1,078)	3,452
Other comprehensive income (loss)	(22,016)	166	(1,244)	(1,078)	(23,094)
Balance at June 30, 2018	$(4,753)	$(12,908)	$11,717	$(1,191)	$(5,944)

The following tables display amounts reclassified out of accumulated other comprehensive income (loss) and into net income (loss) during the three and six months ended June 30, 2019 and 2018, respectively.

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended June 30, 2019	Six months ended June 30, 2019	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$50	$(222)	Net realized investment gains/losses and change in unrealized gains on equity investments
Deferred income tax (expense) benefit	(10)	47	Total income tax expense (benefit)
Net reclassification adjustment	40	(175)	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(234)	(483)	(1)
Prior service credit	646	1,292	(1)
Total before tax	412	809
Deferred income tax (expense) benefit	(86)	(170)
Net reclassification adjustment	326	639

Total reclassification adjustment	$366	$464

(1)
These reclassified components of accumulated other comprehensive income are included in the computation of net periodic pension and postretirement benefit income (see note 7, Employee Retirement Plans, for additional details).

($ in thousands)	Amounts reclassified from accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) components	Three months ended June 30, 2018	Six months ended June 30, 2018	Affected line item in the consolidated statements of income
Unrealized gains (losses) on investments:
Reclassification adjustment for net realized investment gains (losses) included in net income	$(5,490)	$(5,734)	Net realized investment gains/losses and change in unrealized gains on equity investments
Deferred income tax (expense) benefit	1,153	1,204	Total income tax expense (benefit)
Net reclassification adjustment	(4,337)	(4,530)	Net income (loss)

Unrecognized pension and postretirement benefit obligations:
Reclassification adjustment for amounts amortized into net periodic pension and postretirement benefit income:
Net actuarial loss	(107)	(210)	(1)
Prior service credit	787	1,575	(1)
Total before tax	680	1,365
Deferred income tax (expense) benefit	(143)	(287)
Net reclassification adjustment	537	1,078

Total reclassification adjustment	$(3,800)	$(3,452)

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

UPDATE ON 2018 CORPORATE EVENTS
Proposal to purchase all of the Company's outstanding common stock
On May 8, 2019, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Employers Mutual and Oak Merger Sub, Inc., an Iowa corporation and wholly owned subsidiary of Employers Mutual ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company, the separate corporate existence of Merger Sub will cease, and the Company will continue its corporate existence under Iowa law as the surviving corporation (the "Merger"). As a result of the Merger, Employers Mutual will own all outstanding shares of the Company. At the effective time of the Merger, each issued and outstanding share of common stock of the Company (other than (i) shares in respect of which appraisal rights are exercised and perfected and (ii) shares held by Employers Mutual, Merger Sub, the Company or any wholly-owned subsidiary of the Company) will be canceled and converted into the right to receive $36.00 per share in cash, without interest. The Merger Agreement is subject to shareholder approval. A special meeting of the shareholders of the Company, at which the Merger Agreement will be considered and voted upon, is expected to be held during the third quarter.

Exit from personal lines of business
As announced on October 29, 2018, the Company and Employers Mutual made a strategic decision to exit personal lines business so that more time and resources could be dedicated to the commercial and reinsurance business. The companies stopped writing personal lines policies in most states (regulatory restrictions apply in some states) during the first quarter of 2019 and non-renewal notices are being sent to policyholders in accordance with state regulations as existing policies expire. Personal lines premiums earned declined 22.0 percent and 11.7 percent during the second quarter and first six months of 2019, respectively, while the loss and settlement ratios increased significantly. During the remainder of 2019, the loss and settlement expense ratio for personal lines business will remain at an elevated level as the companies will continue to process claims and incur expenses to support this business, while premiums earned will continue to decline. All personal lines business is expected to roll off the companies' books by the end of the first quarter of 2020.

Digital transformation project
During 2018, management began a digital transformation project that will guide the design, build and deployment of a new "EMC Digital Business Platform". This digital platform will consist of new core insurance systems, such as policy, rating, billing, claims, agent portal, customer portal, and an enterprise data warehouse. These new systems, together with some enhanced systems, will replace the majority of Employers Mutual's current legacy systems. Employers Mutual will also adopt cloud technology and integrate and configure vendor purchased systems. Management, with the assistance of outside consultants, has selected a vendor product and established a five-year project time line. While the total cost of the project has not yet been finalized, management currently estimates that the Company's portion of the pre-tax expense will approximate $37.0 million over the next five years.

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
Property and casualty insurance operations are conducted through three subsidiaries and represent the most significant segment of the Company’s business, totaling 75 percent of consolidated premiums earned during the first six months of 2019.  The property and casualty insurance operations are integrated with the property and casualty insurance operations of Employers Mutual through participation in a reinsurance pooling agreement.  Because the Company conducts its property and casualty insurance operations together with Employers Mutual through the reinsurance pooling agreement, the Company shares the same business philosophy, management, employees and facilities as Employers Mutual and offers the same types of insurance products.
Reinsurance operations are conducted through EMC Reinsurance Company and accounted for 25 percent of consolidated premiums earned during the first six months of 2019.  The principal business activity of EMC Reinsurance Company is to assume, through a quota share reinsurance agreement, 100 percent of Employers Mutual’s assumed reinsurance business, subject to certain exceptions.

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

RESULTS OF OPERATIONS
Results of operations by segment and on a consolidated basis for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
Property and casualty insurance
Premiums earned	$126,297	$121,495	$251,069	$240,127
Losses and settlement expenses	93,594	94,255	170,574	177,756
Acquisition and other expenses	49,183	45,503	94,358	89,408
Underwriting loss	$(16,480)	$(18,263)	$(13,863)	$(27,037)

GAAP ratios:
Loss and settlement expense ratio	74.1%	77.6%	67.9%	74.0%
Acquisition expense ratio	38.9%	37.4%	37.6%	37.3%
Combined ratio	113.0%	115.0%	105.5%	111.3%

Reconciliation of loss and settlement expense ratio to underlying loss and settlement expense ratio[1]:
Loss and settlement expense ratio	74.1%	77.6%	67.9%	74.0%
Catastrophe and storm losses	(12.8)%	(12.9)%	(8.8)%	(8.3)%
Favorable development on prior years' reserves	3.9%	2.6%	5.8%	2.2%
Underlying loss and settlement expense ratio	65.2%	67.3%	64.9%	67.9%

Favorable development on prior years' reserves	$(4,932)	$(3,151)	$(14,575)	$(5,286)

Catastrophe and storm losses	$16,112	$15,707	$22,000	$19,967
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

	Three months ended June 30,
	2019			2018
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$34,260	$25,606	74.7%	$31,660	$26,717	84.4%
Property	28,853	23,594	81.8%	27,196	23,529	86.5%
Workers' compensation	24,032	15,009	62.5%	25,229	22,513	89.2%
Other liability	29,170	18,504	63.4%	25,591	11,971	46.8%
Other	2,501	220	8.8%	2,228	125	5.6%
Total commercial lines	118,816	82,933	69.8%	111,904	84,855	75.8%
Personal lines	7,481	10,661	142.5%	9,591	9,400	98.0%
Total property and casualty insurance	$126,297	$93,594	74.1%	$121,495	$94,255	77.6%

	Six months ended June 30,
	2019			2018
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Property and casualty insurance
Commercial lines:
Automobile	$67,167	$47,021	70.0%	$62,304	$53,173	85.3%
Property	56,524	41,022	72.6%	53,788	42,252	78.6%
Workers' compensation	47,575	28,744	60.4%	50,131	35,044	69.9%
Other liability	58,075	35,845	61.7%	50,553	29,672	58.7%
Other	5,007	(164)	(3.3)%	4,414	619	14.0%
Total commercial lines	234,348	152,468	65.1%	221,190	160,760	72.7%
Personal lines	16,721	18,106	108.3%	18,937	16,996	89.7%
Total property and casualty insurance	$251,069	$170,574	67.9%	$240,127	$177,756	74.0%

	Three months ended June 30,		Six months ended June 30,
($ in thousands)	2019	2018	2019	2018
Reinsurance
Premiums earned	$41,836	$36,451	$84,366	$73,605
Losses and settlement expenses	28,923	24,836	56,912	51,963
Acquisition and other expenses	10,600	8,763	20,758	17,125
Underwriting profit	$2,313	$2,852	$6,696	$4,517

GAAP ratios:
Loss and settlement expense ratio	69.1%	68.1%	67.5%	70.6%
Acquisition expense ratio	25.3%	24.1%	24.6%	23.3%
Combined ratio	94.4%	92.2%	92.1%	93.9%

(Favorable) unfavorable development on prior years' reserves	$2,606	$2,640	$(1,042)	$(801)

Catastrophe and storm losses	$1,006	$1,003	$1,025	$1,399

	Three months ended June 30,
	2019			2018
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$11,147	$10,175	91.3%	$10,070	$5,116	50.8%
Excess of loss reinsurance	30,689	18,748	61.1%	26,381	19,720	74.8%
Total reinsurance	$41,836	$28,923	69.1%	$36,451	$24,836	68.1%

	Six months ended June 30,
	2019			2018
($ in thousands)	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio	Premiums earned	Losses and settlement expenses	Loss and settlement expense ratio
Reinsurance
Pro rata reinsurance	$24,153	$16,089	66.6%	$23,143	$9,781	42.3%
Excess of loss reinsurance	60,213	40,823	67.8%	50,462	42,182	83.6%
Total reinsurance	$84,366	$56,912	67.5%	$73,605	$51,963	70.6%

	Three months ended June 30,		Six months ended June 30,
($ in thousands, except per share amounts)	2019	2018	2019	2018
Consolidated
REVENUES
Premiums earned	$168,133	$157,946	$335,435	$313,732
Net investment income	12,951	11,778	25,714	23,149
Net realized investment gains (losses) and change in unrealized gains on equity investments	4,258	(5,860)	26,901	(11,253)
Other income	1,557	2,773	3,092	4,388
	186,899	166,637	391,142	330,016
LOSSES AND EXPENSES
Losses and settlement expenses	122,517	119,091	227,486	229,719
Acquisition and other expenses	59,783	54,266	115,116	106,533
Interest expense	170	171	341	313
Other expense	2,788	831	4,273	1,701
	185,258	174,359	347,216	338,266

Income (loss) before income tax expense (benefit)	1,641	(7,722)	43,926	(8,250)
Income tax expense (benefit)	356	(2,727)	9,110	(3,179)
Net income (loss)	$1,285	$(4,995)	$34,816	$(5,071)

Net income (loss) per share	$0.06	$(0.24)	$1.61	$(0.24)

GAAP ratios:
Loss and settlement expense ratio	72.9%	75.4%	67.8%	73.2%
Acquisition expense ratio	35.6%	34.4%	34.3%	34.0%
Combined ratio	108.5%	109.8%	102.1%	107.2%

Favorable development on prior years' reserves	$(2,326)	$(511)	$(15,617)	$(6,087)

Catastrophe and storm losses	$17,118	$16,710	$23,025	$21,366

The Company reported net income of $1.3 million ($0.06 per share) and $34.8 million ($1.61 per share) for the three and six months ended June 30, 2019, compared to net losses of $5.0 million ($0.24 per share) and $5.1 million ($0.24 per share) during the same periods in 2018.  Included in the net income amounts reported for the three and six months ended June 30, 2019 are a pre-tax decline of $4.7 million and a pre-tax increase of $15.2 million, respectively, in unrealized gains on the Company's equity investments, compared to pre-tax declines of $447,000 and $10.3 million in the same periods in 2018. Also included in the net income amounts reported for the three and six months ended June 30, 2019 are $8.9 million and $11.7 million, respectively, of pre-tax realized investment gains, compared to $5.4 million and $952,000 of realized investment losses reported during the same periods in 2018. The property and casualty insurance segment reported improved underwriting results for both the second quarter and first six months of 2019, while the reinsurance segment reported a slight decline in underwriting results for the second quarter, but improved underwriting results for the first six months of 2019. The property casualty insurance segment benefited from both an increase in favorable development on prior years' reserves and improvement in the underlying loss and settlement expense ratios (which exclude the impact of catastrophe and storm losses and development on prior years' reserves) in comparison to the corresponding 2018 periods, which were impacted by a high level of non-catastrophe losses. The improvements in the segments' reported results were partially offset by expenses incurred by the holding company in connection with Employers Mutual's proposal to purchase all of the Company's outstanding common stock.

Premium income
Premiums earned increased 6.4 percent and 6.9 percent to $168.1 million and $335.4 million for the three and six months ended June 30, 2019 from $157.9 million and $313.7 million for the same periods in 2018.  Rate levels for both segments continue to be constrained by a high level of competition, especially for quality accounts with good loss experience; however, the moderate rate level improvements that began last year have continued through the first six months of 2019. Average rate level increases were slightly positive in the property and casualty insurance segment, with variances by line of business. Commercial auto continues to receive larger (mid-to-upper single digit) rate increases, while rates for the workers' compensation line of business continue to decline due to mandatory rate decreases. Rate level changes were mixed in the reinsurance segment during the January 1, 2019 renewal season, as the reinsurance industry placed greater emphasis on wildfire exposures following a second consecutive year of significant losses from this peril. As a result, programs with wildfire losses received the largest rate level increases, while other programs generally renewed flat or slightly down.
Premiums earned in the property and casualty insurance segment increased 4.0 percent and 4.6 percent to $126.3 million and $251.1 million for the three and six months ended June 30, 2019 from $121.5 million and $240.1 million for the same periods in 2018.  The majority of these increases are attributed to small rate level increases on renewal business and an increase in retained policies in the commercial lines of business. Personal lines premiums earned declined 22.0 percent and 11.7 percent during the second quarter and first six months of 2019 as new business was not accepted after the first quarter due to management's decision in late 2018 to exit this line of business. The decline in personal lines premiums earned will continue during the remainder of 2019 as existing policies will not be renewed upon expiration. Commercial lines new business premium (representing 16 percent of the pool participants’ direct premiums written) was approximately 18 percent higher in the six months ended June 30, 2019 than the same period in 2018. Management continues to seek growth in most territories for its commercial lines of business, particularly outside of the core Midwest market, which will help diversify the pool participants' book of business geographically while staying consistent with the industry and the commercial lines mix of business. Commercial lines renewal business premium increased approximately 5 percent during the first six months of 2019. After factoring in the continued implementation of some mandatory rate reductions on workers' compensation business, the overall rate change on renewal business was approximately 2.2 percent. Rate levels are expected to be mixed during the remainder of 2019, with the largest rate increases expected in the commercial auto line of business. Rate decreases are expected to slow or stop in the workers' compensation and general liability lines of business, and rates on most other lines of business are expected to increase slightly. The commercial lines policy retention rate remained strong during the first three months of 2019 at 87 percent, which approximates the retention rate reported at the end of 2018.
Premiums earned in the reinsurance segment increased 14.8 percent and 14.6 percent to $41.8 million and $84.4 million for the three and six months ended June 30, 2019 from $36.5 million and $73.6 million for the same periods in 2018. These increases are attributed to increases in participation and higher estimated premiums achieved on existing multi-line contracts, as well as new business written in the property and liability excess lines, including from Mutual Re. Underwriting capacity tightened somewhat during the January 1, 2019 renewal season. As a result, reinsurance rate levels were mixed, with increases implemented on programs that sustained losses from wildfires and other catastrophic events, while rate levels remained stable on programs not affected by 2017 and 2018 catastrophic events.

Losses and settlement expenses
Losses and settlement expenses increased 2.9 percent and decreased 1.0 percent to $122.5 million and $227.5 million for the three and six months ended June 30, 2019 from $119.1 million and $229.7 million for the same periods in 2018.  The loss and settlement expense ratios decreased to 72.9 percent and 67.8 percent for the three and six months ended June 30, 2019 from 75.4 percent and 73.2 percent for the same periods in 2018. The decreases in the loss and settlement ratios are primarily attributed to the property and casualty insurance segment, and reflect increases in the amount of favorable development experienced on prior years' reserves and improvement in the underlying loss and settlement expense ratios. Although the reinsurance segment reported a small increase in the loss and settlement expense ratio for the second quarter, the ratio declined for the first six months of 2019 due to an increase in premiums earned and improved loss experience. The actuarial analysis of the Company’s carried reserves at June 30, 2019 indicates that they are in the upper third of the range of reasonable reserves.

The loss and settlement expense ratios for the property and casualty insurance segment decreased to 74.1 percent and 67.9 percent for the three and six months ended June 30, 2019 from 77.6 percent and 74.0 percent for the same periods in 2018. The underlying loss and settlement expense ratios, which exclude the impact of catastrophe and storm losses and development on prior years' reserves, decreased to 65.2 percent and 64.9 percent in the three and six months ended June 30, 2019 from 67.3 percent and 67.9 percent for the same periods in 2018. Most commercial lines of business experienced declines in their respective underlying loss and settlement expense ratios, with the exception of the other liability line of business. These decreases primarily stem from declines in estimated loss severity. As expected, the loss and settlement expense ratios for the personal lines of business have deteriorated in 2019 due to the actions taken to exit from this line of business; however, both loss frequency and severity have been higher than expected. A significant increase in the amount of favorable development experienced on prior years' reserves across all commercial lines of business during the first six months of 2019 also contributed to the relatively large decline in the loss and settlement expense ratio reported for that period. See note 4, "Liability for Losses and Settlement Expenses", of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves. Catastrophe and storm losses totaled $16.1 million and $22.0 million in the three and six months ended June 30, 2019 compared to $15.7 million and $20.0 million for the same periods in 2018, and accounted for 12.8 and 8.8 percentage points of the loss and settlement expense ratio in the three and six months ended June 30, 2019 compared to 12.9 and 8.3 percentage points for the same periods in 2018. The property and casualty insurance subsidiaries ceded $1.0 million and $1.5 million of catastrophe and storm losses to Employers Mutual under the inter-company reinsurance program during the three and six months ended June 30, 2019, respectively, compared to $317,000 and $784,000 for the same periods in 2018. In the second quarter of 2019, the property and casualty insurance subsidiaries experienced an elevated level of catastrophe and storm losses, primarily from Midwest storms. As a result, the property and casualty segment filled the $22 million retention amount under the 2019 January 1 to June 30 inter-company excess of loss reinsurance treaty with Employers Mutual. Having filled the retention amount under the 2019 January 1 to June 30 treaty, any further development on events that occurred during the first six months of 2019 will be ceded to Employers Mutual.
The loss and settlement expense ratios for the reinsurance segment increased slightly to 69.1 percent for the three months ended June 30, 2019 from 68.1 percent for the same period in 2018, but decreased to 67.5 percent for the six months ended June 30, 2019 from 70.6 percent for the same period in 2018. The decrease in the ratio for the six months is primarily attributed to an increase in premiums earned and improved loss experience. Catastrophe and storm losses totaled $1.0 million in the second quarters of both 2019 and 2018. For the six months ended June 30, 2019, catastrophe and storm losses totaled $1.0 million, compared to $1.4 million for the same period in 2018. Catastrophe and storm losses accounted for 2.4 and 1.2 percentage points of the loss and settlement expense ratios for the three and six months ended June 30, 2019, compared to 2.7 and 1.9 percentage points during the same periods in 2018. The reinsurance subsidiary ceded losses and settlement expenses to Employers Mutual under the inter-company reinsurance program totaling $(788,000) and $945,000 for the three and six months ended June 30, 2019, respectively, compared to $291,000 and $(462,000) for the same periods in 2018. The amounts ceded to Employers Mutual in 2019 were impacted by external reinsurance recoveries received on a 2017 accident year event totaling $3.1 million and $3.5 million for the three and six months ended June 30. In accordance with the terms of the inter-company reinsurance program, these recoveries reduce the net catastrophe and storm losses subject to the program. As a result, 80 percent of these recoveries were ceded to Employers Mutual. Adverse development on prior years' reserves amounted to $2.6 million in the second quarters of both 2019 and 2018. For the first six months of 2019, the reinsurance subsidiary reported favorable development of $1.0 million, compared to $801,000 during the same period in 2018. See note 4, "Liability for Losses and Settlement Expenses", of Notes to Consolidated Financial Statements under Part I, Item 1 of this Form 10-Q for information regarding the sources of development on prior years' reserves.

Acquisition and other expenses
Acquisition and other expenses increased 10.2 percent and 8.1 percent to $59.8 million and $115.1 million for the three and six months ended June 30, 2019 from $54.3 million and $106.5 million for the same periods in 2018.  The acquisition expense ratios increased to 35.6 percent and 34.3 percent for the three and six months ended June 30, 2019 from 34.4 percent and 34.0 percent for the same periods in 2018. These increases are attributed to both the property and casualty insurance segment and the reinsurance segment.
The acquisition expense ratios for the property and casualty insurance segment increased to 38.9 percent and 37.6 percent for the three and six months ended June 30, 2019 from 37.4 percent and 37.3 percent for the same periods in 2018. These increases primarily reflect an increase in policyholders' dividends.
The acquisition expense ratios for the reinsurance segment increased to 25.3 percent and 24.6 percent for the three and six months ended June 30, 2019 from 24.1 percent and 23.3 percent for the same periods in 2018. These increases primarily reflect increases in contingent commission expense and salary expense.

Other expenses
During the three and six months ended June 30, 2019, the holding company incurred expenses totaling $2.0 million and $2.6 million, respectively, in connection with Employers Mutual's proposal to purchase all of the Company's outstanding common stock that it does not currently own.

Investment results
Net investment income increased 10.0 percent and 11.1 percent to $13.0 million and $25.7 million for the three and six months ended June 30, 2019 from $11.8 million and $23.1 million for the same periods in 2018. These increases are primarily the result of actions taken during 2018 to sell fixed maturity securities with lower book yields and reinvest the proceeds in fixed maturity securities with similar characteristics but higher yields. This allowed the Company to increase the portfolio's book yield without altering quality or duration, while also taking advantage of a 14 percent tax differential that was achieved by carrying the losses from the sales back to a previous tax year subject to the prior 35 percent federal corporate tax rate. Growth in the fixed maturity portfolio also contributed to the increase in net investment income, but to a lesser extent. The pre-tax yield on the fixed maturity portfolio increased to 3.66 percent at June 30, 2019 from 3.50 percent at June 30, 2018, but declined slightly from 3.68 percent at December 31, 2018.  The effective duration of the fixed maturity portfolio, excluding interest-only securities, declined to 4.2 at June 30, 2019 from 4.9 at December 31, 2018.
Net realized investment gains/losses and the change in unrealized gains on equity investments increased to gains of $4.3 million and $26.9 million for the three and six months ended June 30, 2019 from losses of $5.9 million and $11.3 million for the same periods in 2018. The amounts reported include a $4.7 million pre-tax decline and a $15.2 million pre-tax increase in unrealized gains on the Company's equity investments during the three and six months ended June 30, 2019, compared to pre-tax declines of $447,000 and $10.3 million in the same periods of 2018. Net realized investment gains for the three and six months ended June 30, 2019 totaled $8.9 million and $11.7 million, respectively, compared to net realized losses of $5.4 million and $952,000 in the same period of 2018. The large gains during the three and six months ended June 30, 2019 are due to normal trading activity in the equity portfolios. In 2018, the Company chose to dispose of certain fixed maturity securities in order to increase book yield without sacrificing quality or duration, which generated net losses of $5.5 million and $5.7 million in the three months and the six months ended June 30, 2018, respectively. The amounts reported for the three and six months ended June 30, 2019 also include losses of $617,000 and $1.6 million, respectively, generated from changes in the carrying value of a limited partnership that the Company invests in to help protect the equity portfolio from a sudden and significant decline in value (an equity tail-risk hedging strategy). This investment had a realized investment loss of $1.7 million and a realized investment gain of $78,000 during the same periods in 2018.

Other income
Other income totaled $1.6 million and $3.1 million during the three and six months ended June 30, 2019, compared to $2.8 million and $4.4 million during the same periods in 2018. The three and six months amounts of 2019 include $1.3 million and $2.6 million, respectively, of net periodic pension and postretirement benefit income.  The 2018 amounts include $1.9 million and $3.7 million of net periodic pension and postretirement benefit income and $678,000 and $242,000 of foreign currency exchange gains recognized on the reinsurance segment’s foreign currency denominated reinsurance business, respectively.

Income tax
The Company reported income tax expense of $356,000 and $9.1 million for the three and six months ended June 30, 2019, compared to an income tax benefit of $2.7 million and $3.2 million for the same periods in 2018. The effective tax rates for the three and six months ended June 30, 2019 were 21.7 percent and 20.7 percent, compared to 35.3 percent and 38.5 percent for the same periods in 2018. The 2018 effective tax rates are calculated using income tax benefits relative to pre-tax losses, thus the larger numbers are actually indicative of lower effective tax rates. Typically, the primary contributors to the differences between the effective tax rates and the United States federal corporate tax rate of 21 percent are tax-exempt interest income earned and the dividends received deduction. However, during 2019 these differences were largely offset by non-deductible expenses associated with Employers Mutual's proposal to purchase all of the Company's outstanding common stock. During 2018, an incremental tax benefit associated with the carry-back of net realized investment losses to prior tax periods at the previous 35 percent tax rate also contributed to the relatively low effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity
Liquidity is a measure of a company’s ability to generate sufficient cash flows to meet cash obligations.  The Company had positive cash flows from operations of $42.4 million and $23.0 million during the first six months of 2019 and 2018, respectively. The Company typically generates substantial positive cash flows from operations because cash from premium payments is generally received in advance of cash payments made to settle claims.  These positive cash flows provide the foundation of the Company’s asset/liability management program and are the primary driver of the Company’s liquidity.  The Company invests in high quality, liquid securities to match the anticipated payments of losses and settlement expenses of the underlying insurance policies.  Because the timing of the losses is uncertain, the majority of the portfolio is maintained in short to intermediate maturity securities that can be easily liquidated or that generate adequate cash flow to meet liabilities.
The Company is a holding company whose principal asset is its investment in its property and casualty insurance subsidiaries and its reinsurance subsidiary (“insurance subsidiaries”).  As a holding company, the Company is dependent upon cash dividends from its insurance subsidiaries to meet all its obligations, including cash dividends to stockholders, the funding of the Company’s stock repurchase program and, more recently, expenses associated with evaluating and responding to Employers Mutual's non-binding indicative proposal to purchase all of the common stock of the Company not already owned by Employers Mutual.  State insurance regulations restrict the maximum amount of dividends insurance companies can pay without prior regulatory approval.  The maximum amount of dividends that the insurance subsidiaries can pay to the Company in 2019 without prior regulatory approval is approximately $48.0 million.  The Company received $10.1 million and $9.8 million of dividends from its insurance subsidiaries and paid cash dividends to its stockholders totaling $10.0 million and $9.4 million during the first six months of 2019 and 2018, respectively.
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
The Company invests for the long term and generally purchases fixed maturity securities with the intent to hold them to maturity.  Despite this intent, the Company currently classifies fixed maturity securities as available-for-sale to provide flexibility in the management of its investment portfolio.  At June 30, 2019 and December 31, 2018, the Company had net unrealized holding gains, net of deferred taxes, on its fixed maturity securities available-for-sale of $46.7 million and $7.7 million, respectively.  The fluctuation in the fair value of these investments is primarily due to changes in the interest rate environment during this time period, but also reflects fluctuations in risk premium spreads over U.S. Treasuries.  Since the Company intends to hold fixed maturity securities to maturity, such fluctuations in the fair value of these investments are not expected to have a material impact on the operations of the Company, as forced liquidations of investments are not anticipated. The Company closely monitors the bond market and makes appropriate adjustments in its portfolio as conditions warrant.

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
The Company held $17.4 million and $19.3 million in other long-term investments at June 30, 2019 and December 31, 2018, respectively, which primarily consist of holdings in limited partnerships, and privately placed common and non-redeemable convertible preferred stock in start-up technology companies with ties to the insurance industry. The equity method of accounting is used for these investments, with changes in the carrying value recorded as realized investment gains (losses). During 2018, the Company invested additional funds of $7.5 million into a limited partnership that is designed to help protect the Company from a sudden and significant decline in the value of its equity portfolio (included $2.3 million of gains realized from the program that were reinvested). No additional funds were invested into this program during the first six months of 2019. Also included in other long-term investments are holdings in limited liability companies that convey tax credits that are carried at amortized cost. After reductions for the utilization of the tax credits and impairment losses, the carrying values of these investments totaled $2.5 million at June 30, 2019 and $2.2 million at December 31, 2018.
The Company participates in reverse repurchase arrangements, involving the purchase of investment securities from third-party sellers with the agreement that the purchased securities be sold back to the third-party sellers for agreed-upon prices at specified future dates. The third-party sellers are required to pledge collateral with a value greater than the amount of cash received in the transactions. In accordance with GAAP, the investment securities purchased under the reverse repurchase agreements are not reflected in the Company's consolidated balance sheets, but instead a receivable is recorded for the principal amount lent. The Company did not have a receivable under reverse repurchase agreements as of June 30, 2019 or December 31, 2018.
The Company’s cash balance was $276,000 and $337,000 at June 30, 2019 and December 31, 2018, respectively.
During the first six months of 2019, Employers Mutual made no contributions to its qualified pension plan or postretirement benefit plans. The Company's share of Employers Mutual's 2019 planned contribution to its pension plan, if made, will be approximately $2.1 million. No contributions will be made to the postretirement benefit plans in 2019.
During the first six months of 2018, Employers Mutual contributed $6.0 million to its qualified pension plan but made no contributions to its postretirement benefit plans.  The Company reimbursed Employers Mutual $2.4 million for its share of the total 2018 pension contribution (no contributions were made to the postretirement benefit plans during 2018).

Capital Resources
Capital resources consist of stockholders’ equity and debt, representing funds deployed or available to be deployed to support business operations.  For the Company’s insurance subsidiaries, capital resources are required to support premium writings.  Regulatory guidelines suggest that the ratio of a property and casualty insurer’s annual net premiums written to its statutory surplus should not exceed three to one.  On an annualized basis, all of the Company’s property and casualty insurance subsidiaries were well under this guideline at June 30, 2019.
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

The Company’s total cash and invested assets at June 30, 2019 and December 31, 2018 are summarized as follows:

	June 30, 2019
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,280,928	$1,340,066	$1,340,066	81.0%
Equity investments, at fair value	179,359	249,507	249,507	15.1%
Cash	276	276	276	—%
Short-term investments	46,857	46,857	46,857	2.8%
Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200	0.1%
Other long-term investments	17,352	XXXX	17,352	1.0%
	$1,525,972	XXXX	$1,655,258	100.0%

	December 31, 2018
($ in thousands)	Amortized cost	Fair value	Carrying value	Percent of total carrying value
Fixed maturity securities available-for-sale	$1,273,132	$1,282,909	$1,282,909	83.0%
Equity investments, at fair value	160,371	215,363	215,363	13.9%
Cash	337	337	337	—%
Short-term investments	28,204	28,204	28,204	1.8%
Equity investments, at alternative measurement of cost less impairments	1,200	XXXX	1,200	0.1%
Other long-term investments	19,316	XXXX	19,316	1.2%
	$1,482,560	XXXX	$1,547,329	100.0%

The Company’s property and casualty insurance subsidiaries have $25.0 million of surplus notes issued to Employers Mutual.  The interest rate on the surplus notes was increased to 2.73 percent from 1.35 percent effective February 1, 2018. Reviews of the interest rate are conducted by the Inter-Company Committees of the boards of directors of the Company and Employers Mutual every five years, with the next review due in 2023.  Payments of interest and repayments of principal can only be made out of the applicable subsidiary’s earned surplus and are subject to prior approval by the insurance commissioners of the respective states of domicile.  The surplus notes are subordinate and junior in right of payment to all obligations or liabilities of the applicable insurance subsidiaries.  Total interest expense incurred on these surplus notes was $341,000 during the first six months of 2019 and $313,000 during the first six months of 2018.
As of June 30, 2019, the Company had no material commitments for capital expenditures.

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

Investment Impairments and Considerations
At June 30, 2019, the Company had unrealized losses on fixed maturity securities available-for-sale as presented in the following table. The estimated fair value is based on quoted market prices, where available.  In cases where quoted market prices are not available, fair values are based on a variety of valuation techniques depending on the type of security. None of these securities are considered to be in concentrations by either security type or industry.  The Company uses several factors to determine whether the carrying value of an individual security has been “other-than-temporarily” impaired.  Such factors include, but are not limited to, the security’s value and performance in the context of the overall markets, length of time and extent the security’s fair value has been below carrying value, key corporate events and the amount of collateral available. Based on these factors, the absence of management’s intent to sell these securities prior to recovery or maturity, and the fact that management does not anticipate that it will be forced to sell these securities prior to recovery or maturity, it was determined that the carrying value of these securities were not “other-than-temporarily” impaired at June 30, 2019.  Risks and uncertainties inherent in the methodology utilized in this evaluation process include interest rate risk and the overall performance of the economy, all of which have the potential to adversely affect the value of the Company’s investments. Should a determination be made at some point in the future that these unrealized losses are “other-than-temporary”, the Company’s earnings would be reduced by approximately $1.4 million, net of tax; however, the Company’s financial position would not be affected because unrealized losses on fixed maturity securities available-for-sale are reflected in the Company’s financial statements as a component of stockholders’ equity, net of deferred taxes.
Following is a schedule of the length of time fixed maturity securities available-for-sale have continuously been in an unrealized loss position as of June 30, 2019.

	Less than twelve months		Twelve months or longer		Total
($ in thousands)	Fair values	Unrealized losses	Fair values	Unrealized losses	Fair values	Unrealized losses
Fixed maturity securities:
U.S. government-sponsored agencies	$4,987	$14	$4,404	$12	$9,391	$26
Residential mortgage-backed	3,638	375	14,201	756	17,839	1,131
Other asset-backed	—	—	7,154	163	7,154	163
Corporate	—	—	16,538	447	16,538	447
Total fixed maturity securities	$8,625	$389	$42,297	$1,378	$50,922	$1,767

The Company does not purchase non-investment grade fixed maturity securities.  Any non-investment grade fixed maturity securities held are the result of rating downgrades that occurred subsequent to their purchase.  At June 30, 2019, the Company held $4.3 million of non-investment grade fixed maturity securities in a net unrealized loss position of $316,000.
Following is a schedule of gross realized losses recognized in the first six months of 2019 on fixed maturity securities available-for-sale.  The schedule is aged according to the length of time the underlying securities were in an unrealized loss position.

	Realized losses from sales			"Other-than- temporary" impairment losses	Total gross realized losses
($ in thousands)	Book value	Sales price	Gross realized losses
Fixed maturity securities:
Three months or less	$—	$—	$—	$—	$—
Over three months to six months	—	—	—	—	—
Over six months to nine months	—	—	—	—	—
Over nine months to twelve months	—	—	—	—	—
Over twelve months	4,871	4,598	273	—	273
Subtotal, fixed maturity securities	$4,871	$4,598	$273	$—	$273

LEASES, COMMITMENTS AND CONTINGENT LIABILITIES
The Company does not have any lease agreements, but Employers Mutual has entered into leases for 17 branch and service office facilities, the costs of which are charged to the pool and allocated among the pool participants based on their respective participation interests. The Company's contractual obligations as of June 30, 2019 did not change materially from those presented in the Company's 2018 Form 10-K.
The participants in the pooling agreement are subject to guaranty fund assessments by states in which they write business.  Guaranty fund assessments are used by states to pay policyholder liabilities of insolvent insurers domiciled in those states.  Many states allow assessments to be recovered through premium tax offsets.  The Company has accrued estimated guaranty fund assessments of $560,000 and $615,000 as of June 30, 2019 and December 31, 2018, respectively. Premium tax offsets of $672,000 and $809,000, which are related to prior guarantee fund payments and current assessments, have been accrued as of June 30, 2019 and December 31, 2018, respectively.  The guaranty fund assessments are expected to be paid over the next two years and the premium tax offsets are expected to be realized within ten years of the payments.  The participants in the pooling agreement are also subject to second-injury fund assessments, which are designed to encourage employers to employ workers with pre-existing disabilities.  The Company had accrued estimated second-injury fund assessments of $2.4 million at both June 30, 2019 and December 31, 2018.  The second-injury fund assessment accruals are based on projected loss payments.  The periods over which the assessments will be paid is not known.
The participants in the pooling agreement have purchased annuities from life insurance companies, under which the claimant is payee, to fund future payments that are fixed pursuant to specific claim settlement provisions.  Based on information provided by the life insurance companies on an annual basis, the Company’s share of case loss reserves eliminated by the purchase of those annuities was $110,000 at December 31, 2018.  The Company had a contingent liability for the aggregate guaranteed amount of the annuities of $183,000 at December 31, 2018 should the issuers of those annuities fail to perform. Although management is not able to verify the amount, the Company would likely have a similar contingent liability at June 30, 2019.  The probability of a material loss due to failure of performance by the issuers of these annuities is considered remote.
On March 22, 2019, a lawsuit was filed in state court in Iowa relating to the November 15, 2018 proposal by Employers Mutual to acquire all outstanding shares of stock in the Company not already owned by Employers Mutual.  The lawsuit was filed as a purported class action, and names as defendants Employers Mutual and the five individual directors of the Company.  The lawsuit alleges that the proposal is unfair to the Company’s minority shareholders, and seeks an unspecified amount of damages.  Employers Mutual and the Company and its directors deny all allegations of wrongdoing set forth in the lawsuit. On July 26, 2019, the plaintiffs filed an Unopposed Motion to Voluntarily Dismiss the lawsuit. On July 31, 2019, the court granted that motion and dismissed the lawsuit without prejudice.

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
There were no changes in the Company’s internal control over financial reporting that occurred during the second quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth information regarding purchases of equity securities by the Company and affiliated purchasers for the three months ended June 30, 2019:

Period	(a) Total number of shares (or units) purchased[1]	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs[2]	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs ($ in thousands)[2,3]
4/1/2019 - 4/30/2019	20	$31.90	—	$18,456
5/1/2019 - 5/31/2019	10	36.12	—	18,456
6/1/2019 - 6/30/2019	709	36.02	—	18,456
Total	739	$35.91	—
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

ITEM 6.	EXHIBITS

Exhibit number	Item
10.2.1	Summary of compensation for the Company's non-employee directors

31.1*	Certification of President, Chief Executive Officer and Treasurer as required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Senior Vice President and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of President, Chief Executive Officer and Treasurer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished, not filed

EMC INSURANCE GROUP INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2019.

EMC INSURANCE GROUP INC.
Registrant

/s/ Bruce G. Kelley
Bruce G. Kelley
President, Chief Executive Officer, Treasurer and Director
(Principal Executive Officer)

/s/ Mark E. Reese
Mark E. Reese
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)